Form 10-Q
period 2015-06-30
Global Blood Therapeutics, Inc.
filed 2015-09-24
CIK 1629137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-37539
_____________________________________________
Global Blood Therapeutics, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	27-4825712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 East Jamie Court, Suite 101, South San Francisco
South San Francisco, CA 94080
(Address of principal executive offices)
(650) 741-7700
(Registrant’s telephone number, including area code)
_____________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 21, 2015, there were 30,453,432 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,575	$52,069
Prepaid expenses	419	1,135
Other current assets	1,412	389
Total current assets	42,406	53,593
Property and equipment, net	2,182	2,023
Restricted cash	140	140
Total assets	$44,728	$55,756
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,482	$541
Payable due to related party	12	14
Accrued expenses	2,155	948
Accrued compensation	782	847
Other current liabilities	802	187
Total current liabilities	5,233	2,537
Other liabilities	1,616	384
Total liabilities	6,849	2,921
Commitments and contingencies
Redeemable convertible preferred stock, $0.001 par value: 69,363,168 shares authorized as of June 30, 2015 (unaudited) and December 31, 2014; 69,113,168 shares issued and outstanding as of June 30, 2015 (unaudited) and December 31, 2014; aggregate liquidation preference of $106,682 and $103,289 as of June 30, 2015 (unaudited) and December 31, 2014, respectively	105,554	102,161
Stockholders’ deficit:
Common stock, $0.001 par value, 94,000,000 shares authorized as of June 30, 2015 (unaudited) and December 31, 2014; 2,416,976 and 1,954,488 shares issued and outstanding as of June 30, 2015 (unaudited) and December 31, 2014, respectively	3	2
Additional paid-in capital	—	—
Accumulated deficit	(67,678)	(49,328)
Total stockholders’ deficit	(67,675)	(49,326)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$44,728	$55,756
See accompanying notes to unaudited interim condensed financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$7,082	$4,315	$13,151	$8,192
General and administrative	1,506	688	2,804	1,509
Related party expenses	12	125	65	296
Total operating expenses	8,600	5,128	16,020	9,997
Loss from operations	(8,600)	(5,128)	(16,020)	(9,997)
Change in fair value of Series A redeemable convertible preferred stock liability	—	(37)	—	(275)
Interest income	6	—	9	—
Net loss and comprehensive loss	$(8,594)	$(5,165)	$(16,011)	$(10,272)
Net loss attributable to common stockholders	$(10,747)	$(5,876)	$(19,404)	$(11,571)
Net loss per share attributable to common stockholders, basic and diluted	$(4.84)	$(3.68)	$(9.08)	$(7.48)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	2,218,746	1,594,962	2,136,268	1,546,054
See accompanying notes to unaudited interim condensed financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,011)	$(10,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	389	321
Loss on sale of fixed assets	29	—
Remeasurement of Series A redeemable convertible preferred stock liability	—	275
Stock-based compensation	857	96
Changes in operating assets and liabilities:
Prepaid expenses	716	(86)
Other current assets	(57)	42
Accounts payable	683	—
Payable due to related party	(2)	3
Accrued expenses	1,065	62
Accrued compensation	(65)	(131)
Other current liabilities	4	8
Other noncurrent liabilities	(11)	(8)
Net cash used in operating activities	(12,403)	(9,690)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(555)	(139)
Net cash used in investing activities	(555)	(139)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	14,988
Payments of deferred offering costs	(588)	—
Proceeds from issuance of restricted stock awards	2,108	387
Repurchase of unvested restricted stock awards	(67)	(6)
Proceeds from the exercise of common stock options	11	8
Net cash provided by financing activities	1,464	15,377
Net (decrease) increase in cash and cash equivalents	(11,494)	5,548
Cash and cash equivalents at beginning of period	52,069	3,278
Cash and cash equivalents at end of period	$40,575	$8,826
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Remeasurement and settlement of fair value of Series A redeemable convertible preferred stock liability	$—	$1,706
Accretion of Series A and Series B redeemable convertible preferred stock	$3,393	$1,299
Accrued purchase of property and equipment	$26	$12
Accrued deferred offering costs	$374	$—
See accompanying notes to unaudited interim condensed financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

1. Formation and Business of the Company
Global Blood Therapeutics Inc. (the “Company”, “we”, “us”, and “our”) was incorporated in Delaware in February 2011 and commenced operations in May 2012. We are a biopharmaceutical company dedicated to discovering, developing and commercializing novel therapeutics to treat grievous blood-based disorders. Our primary activities have been establishing our facilities, recruiting personnel, conducting development of our product candidates, including clinical trials, and raising capital. Our principal operations are based in South San Francisco, California, and we operate in one segment.
Reverse Stock Split
In July 2015, our Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of our issued and outstanding common stock at a 1-for-3.5 ratio, which was effected on July 30, 2015. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse split. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented. The financial statements have also been retroactively adjusted to reflect a proportional adjustment to the conversion ratio for each series of preferred stock that was effected in connection with the reverse stock split.
Initial Public Offering
On August 11, 2015, our registration statement on Form S-1 (File No. 333-205563) relating to our initial public offering (“IPO”) of common stock became effective. The IPO closed on August 17, 2015 at which time we issued 6,900,000 shares of our common stock at a price of $20.00 per share. We received approximately $126.1 million, net of underwriting discounts and commissions, and estimated offering expenses. In addition, upon our IPO, all outstanding shares of our redeemable convertible preferred stock converted by their terms into 19,746,614 shares of common stock. See Note 5, “Redeemable Convertible Preferred Stock and Stockholders’ Deficit.”
Need for Additional Capital
In the course of its development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our research and development activities. Since inception through June 30, 2015, we have incurred cumulative net losses of $67.7 million. We expect to incur additional losses in the future to conduct product research and development and we recognize the need to raise additional capital to fully implement our business plan. We intend to raise such capital through the issuance of additional equity, and potentially through borrowings, and strategic alliances with partner companies. However, if such financing is not available at adequate levels, we will need to reevaluate our operating plans. We believe that our existing cash and cash equivalents will be sufficient to fund our cash requirements through at least December 31, 2015.
2. Summary of Significant Accounting Policies
Basis of Preparation
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2014 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year.
The accompanying interim unaudited condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2014 included in our final prospectus for the IPO, filed with the SEC pursuant to Rule 424(b) on August 12, 2015.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

Use of Estimates
The preparation of the accompanying condensed financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of costs and expenses during the reporting period. We base our estimates and assumptions on historical experience when available and on various factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results could differ from these estimates under different assumptions or conditions.
Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist primarily of amounts invested in money market accounts, are stated at fair value.
Restricted Cash
Restricted cash consists of money market funds held by our financial institution as collateral for our letter of credit under our facility lease.
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Our cash and cash equivalents are held primarily in one large financial institution in the United States. We believe that this financial institution is financially sound, and accordingly, minimal credit risk exists with respect to this financial institution. We are exposed to credit risk in the event of default by the financial institution holding our cash and cash equivalents to the extent recorded on the balance sheets.
Deferred Offering Costs
Deferred offering costs, consisting of legal, accounting, printer and filing fees related to the IPO are capitalized. The deferred offering costs were offset against proceeds from the IPO upon the completion of the offering in August 2015. As of June 30, 2015, deferred offering costs of $962,000 were capitalized, which are included in other current assets in the accompanying condensed balance sheet. There were no such costs capitalized as of December 31, 2014.
Fair Value Measurement
The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs consist of expenses associated with preclinical and nonclinical studies, clinical trials, outside research consultants, contract manufacturing expenses, salaries, employee benefits and allocated facility costs.
Preclinical and nonclinical study and clinical trial expenditures are a component of research and development expenses and are charged to operations as incurred. The expenses related to preclinical and nonclinical studies and clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with research institutions and clinical research organizations that conduct and manage the studies on behalf of us. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events and the completion of portions of the study or similar conditions. Expenses related to preclinical and nonclinical studies and clinical trials are accrued based on the estimated level of activity incurred under each contract. Payments made to third parties under these arrangements in advance of the receipt of the related services are deferred as prepaid assets, depending on the terms of the agreement, until the services are rendered.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

Stock-based Compensation
We measure and recognize stock-based compensation expense, including employee and non-employee equity awards, based on fair value at the grant date. We use the Black-Scholes option-pricing model to calculate fair value. Stock-based compensation expense recognized in the statements of operations is based on options ultimately expected to vest, taking into consideration estimated forfeitures. Stock-based compensation expense is revised in subsequent periods, if necessary, if actual forfeitures differ from these estimates. When estimating forfeitures, we consider historic voluntary termination behaviors as well as trends of actual option forfeitures. For options granted to non-employees, we revalue the unearned portion of the stock-based compensation and the resulting change in fair value is recognized in the statements of operations over the period the related services are rendered.
Net Loss per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. The net loss attributable to common stockholders is calculated by adjusting our net loss for the accretion and dividends on the redeemable convertible preferred stock. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since the effects of potentially dilutive securities are antidilutive given our net loss.
Recent Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for us in the first quarter of 2016 with early adoption permitted. We do not believe the impact of adopting ASU 2014-15 on our condensed financial statements will be material.
3. Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, restricted cash, accounts payable and accrued liabilities that approximate fair value due to their relatively short maturities.
Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
Level 2 – Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
Level 3 – Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$40,715	$—	$—	$40,715
Total financial assets	$40,715	$—	$—	$40,715

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$52,209	$—	$—	$52,209
Total financial assets	$52,209	$—	$—	$52,209
Our financial instruments consist of Level 1 assets. Where quoted prices for identical assets are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds, which as of June 30, 2015 and December 31, 2014 includes $140,000 of funds that are collateral for our facility lease that are included within restricted cash. There were no unrealized gains and losses in our investments in these money market funds.
4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued clinical and manufacturing expenses	$1,593	$749
Accrued professional and consulting services	560	153
Other	2	46
Total accrued expenses	$2,155	$948
5. Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Initial Public Offering
In August 2015, we completed our IPO, in which we sold a total of 6,900,000 shares of common stock at $20.00 per share, raising approximately $126.1 million in total net proceeds. Upon the consummation of the IPO, all outstanding shares of our redeemable convertible preferred stock were converted into 19,746,614 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. Following the IPO, there are no shares of redeemable convertible preferred stock outstanding.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

The following tables set forth our redeemable convertible preferred stock and stockholders’ deficit as of June 30, 2015, on a pro forma basis, to give effect to the automatic conversion of redeemable convertible preferred stock and on a pro forma as adjusted basis, to give further effect to the sale of 6,900,000 shares of common stock in the IPO at the initial public offering price of $20.00 per share, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us:

	June 30, 2015
			Pro Forma
	Actual	Pro Forma	As Adjusted
Redeemable Convertible Preferred Stock:
Series A convertible preferred stock, par value $0.001 per share—50,163,168 shares authorized as of June 30, 2015; 49,913,168 shares issued and outstanding actual; no shares authorized, issued and outstanding, pro forma and pro forma as adjusted	$56,067	$—	$—
Series B convertible preferred stock, par value $0.001 per share— 19,200,000 shares authorized as of June 30, 2015; 19,200,000 shares issued and outstanding, actual; no shares authorized, issued and outstanding, pro forma and pro forma as adjusted	49,487	—	—
Total redeemable convertible preferred stock	$105,554	$—	$—

	June 30, 2015
			Pro Forma
	Actual	Pro Forma	As Adjusted
Stockholders' deficit:
Preferred stock, par value $0.001 per share, no shares authorized, issued and outstanding, actual; 5,000,000 shares authorized, no shares issued and outstanding, pro forma and pro forma as adjusted	—	—	—
Common stock, par value $0.001 per share—94,000,000 shares authorized, 2,416,976 shares issued and outstanding, actual; 150,000,000 shares authorized, 22,163,590 shares issued and outstanding, pro forma, and 150,000,000 shares authorized, 29,063,590 shares issued and outstanding, pro forma as adjusted	3	22	29
Additional paid in capital	—	105,535	231,668
Accumulated deficit	(67,678)	(67,678)	(67,678)
Total stockholders’ deficit	$(67,675)	$37,879	$164,019
Redeemable Convertible Preferred Stock
As of June 30, 2015 redeemable convertible preferred stock consisted of the following (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series A	50,163,168	49,913,168	$56,067	$57,048
Series B	19,200,000	19,200,000	49,487	49,634
Total redeemable convertible preferred stock	69,363,168	69,113,168	$105,554	$106,682

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

As of December 31, 2014 redeemable convertible preferred stock consisted of the following (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series A	50,163,168	49,913,168	$54,273	$55,254
Series B	19,200,000	19,200,000	47,888	48,035
Total redeemable convertible preferred stock	69,363,168	69,113,168	$102,161	$103,289
Common Stock
As of June 30, 2015, we have reserved the following shares of common stock for issuance as follows:

Series A redeemable convertible preferred stock outstanding, as converted	14,260,904
Series B redeemable convertible preferred stock outstanding, as converted	5,485,710
Restricted shares subject to future vesting	1,251,859
Options issued and outstanding	1,703,060
Options available for future grants	310,918
Total	23,012,451
Restricted Stock
As of June 30, 2015 and December 31, 2014, 18,800 and 174,150 shares of common stock, respectively, issued to founders remained subject to repurchase and the related liabilities pertaining to the restricted common stock were less than $1,000 for each of the periods then ended.
As of June 30, 2015 and December 31, 2014, 1,233,059 and 947,829 shares of common stock, respectively, issued to employees remained subject to repurchase and $2.3 million and $0.4 million, respectively, and were recorded under current and non-current liabilities pertaining to the unvested restricted stock awards.
6. Stock-based Awards
Plan Summary
In 2012, we adopted the 2012 Stock Option and Grant Plan (the “2012 Plan”) under which our Board of Directors may grant incentive stock options to employees, including officers and members of the Board of Directors who are also employees of ours, and non-statutory stock options (options that do not qualify as incentive options) and/or our restricted stock to employees, officers, directors, or consultants of ours. Previously we had initially reserved 2,785,713 shares of common stock for issuance under the 2012 Plan. On April 9, 2015 we increased the number of shares available under the 2012 Plan by 1,000,000 to a total of 3,785,713 shares. Awards granted under the 2012 Plan expire no later than 10 years from the date of grant. For incentive stock options and nonstatutory stock options, the option price shall not be less than 100% of the fair market value on the day of grant. If at the time we grant an option and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all our classes of stock, the option price is required to be at least 110% of the fair market value on the day of grant. Options granted typically vest over a 4-year period but may be granted with different vesting terms. As of June 30, 2015, there were 310,918 shares available for us to grant under the 2012 Plan.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

The following summarizes option activity under the 2012 Plan (unaudited):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance Outstanding, December 31, 2014	954,567	$0.38	9.0
Options granted with service-based vesting conditions	894,437	$3.96
Options exercised	(32,658)	0.32
Options canceled	(340,425)	$1.22
Balance Outstanding, June 30, 2015	1,475,921	$2.49	9.3	$6,536
Exercisable, June 30, 2015	207,083	$0.49	8.4	$1,214
Vested and expected to vest, June 30, 2015	1,447,820	$2.28	9.2	$5,896
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of our common stock, as determined by the Board of Directors as of June 30, 2015.
Employee Stock Options with Service-Based Vesting Conditions Valuation
The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (in years)	5.8-6.1	6.0-6.1	5.8-6.1	6.0-6.1
Volatility	74.8%-76.4%	81.6%-82.8%	74.8%-77.0%	81.6%-88.1%
Risk-free interest rate	1.6%-1.8%	2.0%-2.1%	1.5%-1.8%	1.9%-2.1%
Dividend yield	—	—	—	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Estimated weighted-average grant-date fair value of the options vested	$0.58	$0.26	$0.52	$0.24
Estimated weighted-average grant-date fair value of common stock underlying options granted	$3.47	$0.36	$3.00	$0.34

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

Stock Options Granted to Non-employees with Service-Based Vesting Conditions
Stock-based compensation related to stock options granted to non-employees is recognized as the shares of common stock underlying the stock options vest. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (in years)	8.2-9.7	9.4-9.7	5.0-9.9	5.0-9.9
Volatility	77.6%-79.9%	77.6%-78.3%	77.6%-88.1%	77.6%-82.3%
Risk-free interest rate	1.9%-2.5%	2.1%-2.5%	0.9%-2.7%	1.5%-2.7%
Dividend yield	—	—	—	—
Restricted Stock Awards with Service-Based Vesting Conditions
When Restricted Stock Awards (“RSAs”) are granted, the individual purchases the shares at the grant date fair value of the underlying common stock. The purchase of the stock is subject to forfeiture prior to vesting at the lower of fair value and the original purchase price. The award is treated similarly to an early exercise of stock options for accounting purposes.
A summary of our non-vested restricted stock for the periods is as follows:

Number of Shares
Balance Outstanding, December 31, 2014	1,121,979
Granted	433,568
Vested	(429,830)
Repurchased by the Company	(72,428)
Balance Outstanding, June 30, 2015	1,053,289
The restricted common stock granted to an employee is valued using the Black-Scholes option-pricing model based on the common stock fair value at the time of the grant. For restricted common stock issued to consultants, we remeasure the fair value of the restricted shares as they vest at each reporting period using the Black-Scholes option-pricing model reflecting the remaining vesting period.
RSAs granted during the three and six months ended June 30, 2015 and 2014 vest over four years, subject to the individual holder's continued service relationship with us.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Estimated weighted-average grant-date fair value of restricted stock issued	$2.27	$0.35	$2.20	$0.33
Performance-Contingent Awards
On April 9, 2015, our Board of Directors granted a total of 326,424 performance-contingent awards to members of our senior management team. Of the total performance-contingent awards granted, 227,139 were performance-contingent options and 99,285 were performance-contingent shares of restricted common stock. The exercise price of each performance-contingent option and the purchase price for the performance-contingent restricted shares is $3.40 per share, which the Board of Directors determined was the fair market value on the grant date.
These awards have dual triggers of vesting based upon the successful achievement of four corporate operating milestones within specified timelines, as well as a requirement for continued employment. When a performance goal is deemed to be probable of achievement, time-based vesting and recognition of stock-based compensation expense commences. In the event any of the corporate operating milestones are not achieved by the specified timelines, such vesting tranche will terminate and no longer be exercisable with respect to that portion of the shares. As of June 30, 2015, we determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost was recognized for the performance-contingent awards.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

The fair value of employee performance-contingent options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (in years)	1.8	—	1.8	—
Volatility	79.1%	—	79.1%	—
Risk-free interest rate	0.5%	—	0.5%	—
Dividend yield	—%	—	—%	—
The estimated weighted-average grant-date fair value of the performance-contingent awards was $1.38 restricted stock issued.
Market-Condition Awards
On April 9, 2015, our Board of Directors granted a market-condition award to our Chief Executive Officer of 99,285 shares of restricted common stock. The market-condition award does not vest until our market capitalization (determined based on the number of shares of common stock outstanding multiplied by the closing market price for our common stock as reported on NASDAQ) exceeds at least $2.0 billion for 20 consecutive trading days on or before the date twenty-four (24) months after the closing of our IPO.
The fair value of the market-condition award of $0.70 was determined on the grant date utilizing a lattice model that was prepared by a third party valuation firm with an expected term of 2.4 years. Beginning in August 2015, we will begin to recognize compensation costs for this award concurrent with the closing of our IPO.
Stock-Based Compensation Expense
Total stock-based compensation recognized by our research and development function and our general and administrative function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$440	$43	$705	$73
General and administrative	95	15	152	23
Total stock-based compensation expense	$535	$58	$857	$96
Total stock-based compensation recognized by employees and non-employees was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employee options and restricted stock awards	$538	$56	$832	$91
Non-employee options	(3)	2	25	5
Total stock-based compensation expense	$535	$58	$857	$96
Unrecognized Stock-Based Compensation Expense and Weighted-Average Remaining Amortization Period
As of June 30, 2015 the unrecognized stock-based compensation cost, net of expected forfeitures, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows (in thousands, except amortization period):

	Unrecognized Compensation Cost	Weighted-average remaining amortization period (years)
Options	$2,134	3.7
Restricted stock awards	1,104	3.2
Total stock-based compensation expense	$3,238

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

7. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the three and six months ended June 30, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(8,594)	$(5,165)	$(16,011)	$(10,272)
Accretion and dividends on redeemable convertible preferred stock	(2,153)	(711)	(3,393)	(1,299)
Net loss attributable to common stockholders	$(10,747)	$(5,876)	$(19,404)	$(11,571)
Denominator:
Weighted average common shares outstanding	2,218,746	1,594,962	2,136,268	1,546,054
Net loss per share attributable to common stockholders, basic and diluted	$(4.84)	$(3.68)	$(9.08)	$(7.48)

Since we were in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Redeemable convertible preferred stock as converted	19,746,614	12,546,619	19,746,614	12,546,619
Options to purchase common stock	1,703,060	985,599	1,703,060	985,599
Restricted stock subject to future vesting	1,251,859	1,292,552	1,251,859	1,292,552
Total	22,701,533	14,824,770	22,701,533	14,824,770

8. Related Party Transactions
Our majority investors are investment funds controlled by Third Rock Ventures, LLC (“TRV”). As of June 30, 2015, two members of our Board of Directors were also partners in TRV. For the three months ended June 30, 2015 and 2014 we incurred $12,000 and $125,000, respectively, and for the six months ended June 30, 2015 and 2014 we incurred $65,000 and $296,000, respectively, for management and advisory services which we requested from TRV. As of June 30, 2015 and December 31, 2014, we had an outstanding payable to TRV of $12,000 and $14,000 respectively.
9. Subsequent Events
2015 Stock Option and Incentive Plan
In July 2015, we adopted the 2015 Stock Option and Incentive Plan (the “2015 Plan”). Under the 2015 Plan, 1,430,000 shares of our common stock have been initially reserved for the issuance of stock options and restricted stock to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by our stockholders.
2015 Employee Stock Purchase Plan
In July 2015, we adopted the 2015 Employee Stock Purchase Plan (the “2015 ESPP”). Under the 2015 ESPP, 50,000 shares of our common stock have been initially reserved for employee purchases of our common stock under terms and provisions established by the Board of Directors and approved by our stockholders.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2014, included in our final prospectus filed with the Securities and Exchange Commission on August 12, 2015 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Prospectus.
This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements.
Overview
We are a biopharmaceutical company dedicated to discovering, developing and commercializing novel therapeutics to treat grievous blood-based disorders. We are developing our initial product candidate, GBT440, as a once-daily, oral prophylactic therapy for sickle cell disease, or SCD, and are currently evaluating GBT440 in both healthy subjects and SCD patients in a randomized, placebo-controlled, double-blind clinical trial that we characterize as a Phase 1/2 clinical trial. GBT440 targets the underlying mechanism of red blood cell sickling, which we believe provides the potential to treat SCD rather than only its associated symptoms. In addition to GBT440 for the treatment of SCD, we are leveraging our deep scientific expertise in the chemical and biological mechanisms of blood-based disorders to target hypoxemic pulmonary disorders and hereditary angioedema, or HAE. We own rights to our product candidate portfolio in the United States, Europe and other major markets.
In December 2014, we initiated our randomized, placebo-controlled, double-blind, single and multiple ascending dose Phase 1/2 clinical trial of GBT440 in healthy subjects and patients with SCD. In this trial, which is designed to enroll between 96 and 128 subjects across 12 cohorts, we are evaluating the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, of GBT440, as well as exploratory markers of SCD activity, including anti-hemolytic effects and SCD-related clinical effects. Beyond SCD, we plan to develop GBT440 or one of its analogs as a potential therapeutic for acute and chronic hypoxemic pulmonary disorders, including acute respiratory distress syndrome, or ARDS, and idiopathic pulmonary fibrosis, or IPF, where hypoxia is believed to play a key role in disease pathogenesis and adverse patient outcomes. Additionally, we have identified several proprietary, small molecule kallikrein inhibitors in an effort to produce an orally administered therapy for the prevention of angioedema attacks.
Since our inception in 2011, we have devoted substantially all of our resources to identifying and developing our product candidates, including conducting clinical trials and preclinical studies and providing general and administrative support for these operations. We have funded our operations to date primarily from the issuance and sale of redeemable convertible preferred stock.
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $8.6 million and $5.2 million for the three months ended June 30, 2015 and 2014, respectively, and $16.0 million and $10.3 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 we had an accumulated deficit of $67.7 million. To date, we have not generated any revenue. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of June 30, 2015, we had $40.6 million of cash and cash equivalents.

Recent Developments
Initial Public Offering
In August 2015, we completed our initial public offering, or IPO, of our common stock pursuant to which we issued 6,900,000 shares of our common stock at a price of $20.00 per share, which included 900,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received approximately $126.1 million from the IPO, net of underwriting discounts and commissions, and estimated offering expenses.
The Regents of the University of California License Agreement
 In September, 2015, we executed an agreement with the Regents of the University of California, or the Regents, for an exclusive license to those rights the Regents may own in certain patents and patent applications relating to GBT440 and GBT440 analogs, and in exchange have committed to pay a royalty of less than 1% on future net sales. We are solely responsible, in consultation with the Regents, for preparing, filing, prosecuting and maintaining these patents and patent applications.
Components of Results of Operations
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	expenses incurred under agreements with consultants, third-party contract organizations, and investigative clinical trial sites that conduct research and development activities on our behalf;

•	laboratory and vendor expenses related to the execution of preclinical studies and clinical trials;

•	the costs related to production of clinical supplies, including fees paid to contract manufacturers; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.
We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and clinical sites. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered and the services are performed.
The largest component of our total operating expenses has historically been our investment in research and development activities, including the clinical development of GBT440. We allocate research and development salaries, benefits, stock-based compensation and indirect costs to GBT440 and other product candidates that we may pursue on a program-specific basis, and we include these costs in the program-specific expenses.
To date, we have not incurred significant expenses for the development of GBT440 or its analogs in hypoxic pulmonary disorders. We expect our research and development expenses will increase in future periods as we continue to invest in research and development activities related to developing our product candidates, and as programs advance into later stages of development and we begin to conduct larger clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
General and Administrative Expenses
General and administrative expenses consist of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, patent, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies. We expect to incur additional expenses in the future as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, The NASDAQ Global Select Market, additional insurance expenses, investor relations activities and other administration and professional services.

Related party expenses
Related party expenses represent fees for management and advisory services provided by Third Rock Ventures, LLC, or TRV, a related party due to its significant ownership of our outstanding redeemable convertible preferred stock during the periods presented.
Results of Operations
Comparison of the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
	(in thousands, except percentages)
Operating expenses:
Research and development	$7,082	$4,315	$2,767	64%
General and administrative	1,506	688	818	119%
Related party expenses	12	125	(113)	(90)%
Total operating expenses	8,600	5,128	3,472	68%
Loss from operations	(8,600)	(5,128)	(3,472)	68%
Change in fair value of Series A redeemable convertible preferred stock liability	—	(37)	37	(100)%
Interest income	6	—	6	*
Net loss	$(8,594)	$(5,165)	$(3,429)	66%
* Change is not meaningful
Research and development
The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
	(in thousands, except percentages)
Research and development expenses:
GBT440 for the treatment of SCD	$4,984	$2,589	$2,395	93%
Oral treatment for HAE	1,781	1,042	739	71%
Other preclinical programs	317	684	(367)	(54)%
Total research and development expenses	$7,082	$4,315	$2,767	64%
Research and development expenses increased by $2.8 million or 64%, to $7.1 million for the three months ended June 30, 2015 from $4.3 million for the three months ended June 30, 2014. The increase was primarily due to increased expenses related to our SCD program for GBT440 of $2.4 million as we initiated our Phase 1/2 clinical trial in early 2015 and, to a lesser extent, increased expenses related to preclinical efforts for our HAE program. These increases were partially offset by decreases in expenses from other preclinical programs that were deemphasized.
General and administrative
General and administrative expenses increased by $0.8 million or 119%, to $1.5 million for the three months ended June 30, 2015 from $0.7 million for the three months ended June 30, 2014. The increase was primarily due to a net increase of $0.4 million in other general and administrative expenses due to the growth of our operations and an increase of $0.4 million in salaries and benefits and recruiting expenses as we expanded our internal business management team.
Related party expenses
Related party expenses decreased by $113,000 or 90%, to $12,000 for the three months ended June 30, 2015 from $125,000 for the three months ended June 30, 2014. The decrease was primarily due to a reduction in management services which we requested from TRV as we expanded our internal business management team.

Change in fair value of Series A redeemable convertible preferred stock liability
The change in fair value of Series A redeemable convertible preferred stock liability was zero for the three months ended June 30, 2015 compared to $37,000 for the three months ended June 30, 2014. The change in 2014 is for the increase in fair value of the Series A redeemable convertible preferred stock liability associated with our obligation to issue additional shares of Series A redeemable convertible preferred stock. We issued shares under our final obligation in October 2014, and accordingly, we no longer have an obligation to fair value as of that date.
Comparison of the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		$ Change	% Change
	2015	2014
	(in thousands, except percentages)
Operating expenses:
Research and development	$13,151	$8,192	$4,959	61%
General and administrative	2,804	1,509	1,295	86%
Related party expenses	65	296	(231)	(78)%
Total operating expenses	16,020	9,997	6,023	60%
Loss from operations	(16,020)	(9,997)	(6,023)	60%
Change in fair value of Series A redeemable convertible preferred stock liability	—	(275)	275	(100)%
Interest income	9	—	9	*
Net loss	$(16,011)	$(10,272)	$(5,739)	56%
* Change is not meaningful
Research and development
The following table summarizes our research and development expenses incurred during the respective periods:

	Six Months Ended June 30,		$ Change	% Change
	2015	2014
	(in thousands, except percentages)
Research and development expenses:
GBT440 for the treatment of SCD	$9,300	$4,631	$4,669	101%
Oral treatment for HAE	3,262	2,320	942	41%
Other preclinical programs	589	1,241	(652)	(53)%
Total research and development expenses	$13,151	$8,192	$4,959	61%
Research and development expenses increased by $5.0 million or 61%, to $13.2 million for the six months ended June 30, 2015 from $8.2 million for the six months ended June 30, 2014. The increase was primarily due to increased expenses related to our SCD program for GBT440 of $4.7 million as we initiated our Phase 1/2 clinical trial in early 2015 and, to a lesser extent, increased expenses related to preclinical efforts for our HAE program. These increases were partially offset by decreases in expenses from other preclinical programs that were deemphasized.
General and administrative
General and administrative expenses increased by $1.3 million or 86%, to $2.8 million for the six months ended June 30, 2015 from $1.5 million for the six months ended June 30, 2014. The increase was primarily due to a net increase of $0.7 million in other general and administrative expenses, such as consulting services, due to the growth of our operations and an increase of $0.6 million in salaries and benefits and recruiting expenses as we expanded our internal business management team.

Related party expenses
Related party expenses decreased by $0.2 million or 78%, to $0.1 million for the six months ended June 30, 2015 from $0.3 million for the six months ended June 30, 2014. The decrease was primarily due to a reduction in management services which we requested from TRV as we expanded our internal business management team.
Change in fair value of Series A redeemable convertible preferred stock liability
The change in fair value of Series A redeemable convertible preferred stock liability was zero for the six months ended June 30, 2015 compared to $0.3 million for the six months ended June 30, 2014. The change in 2014 is for the increase in fair value of the Series A redeemable convertible preferred stock liability associated with our obligation to issue additional shares of Series A redeemable convertible preferred stock. We issued shares under our final obligation in October 2014, and accordingly, we no longer have an obligation to fair value as of that date.
Liquidity, Capital Resources and Plan of Operations
We are not profitable and have incurred losses/negative cash flows from operations each year since our inception in February 2011 and the commencement of our principal operations in May 2012.
Prior to our IPO, our operations were financed primarily by net proceeds from the sale and issuance of convertible preferred stock.
As of June 30, 2015, we had $40.6 million in cash and cash equivalents. In August 2015, we completed our IPO pursuant to which we issued 6,900,000 shares of our common stock at a price to the public of $20.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received proceeds of approximately $126.1 million, net of underwriting discounts and commissions, and estimated offering expenses.
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We believe that our existing capital resources, including the proceeds we received from our IPO, will be sufficient to fund our planned operations until mid-2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance GBT440 through clinical development, to develop other potential product candidates from our research programs and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:

•
the time and cost necessary to complete our ongoing Phase 1/2 clinical trial of GBT440, to initiate and complete any pivotal clinical trials of GBT440 and to obtain regulatory approvals for GBT440, and the costs of post-marketing studies that could be required by regulatory authorities;

•	the progress and results of our Phase 1/2 clinical trial of GBT440;

•
the progress, timing, scope and costs of our nonclinical studies, clinical trials and other related activities, including the ability to enroll patients in a timely manner for our Phase 1/2 clinical trial of GBT440 and potential future clinical trials;

•	the costs of obtaining clinical and commercial supplies of GBT440 and any other product candidates we may develop;

•	our ability to successfully commercialize GBT440 and any other product candidates we may develop;

•	the manufacturing, selling and marketing costs associated with GBT440 and any other product candidates we may develop, including the cost and timing of expanding our sales and marketing capabilities;

•	the amount and timing of sales and other revenues from GBT440 and any other product candidates we may develop, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies;

•	our ability to attract, hire and retain qualified personnel; and

•	the costs of maintaining, expanding and protecting our intellectual property portfolio.

Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidate, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(unaudited, in thousands)
Cash used in operating activities	$(12,403)	$(9,690)
Cash used in investing activities	(555)	(139)
Cash provided by financing activities	1,464	15,377
Net (decrease) increase in cash and cash equivalents	$(11,494)	$5,548
Cash flows from operating activities
Cash used in operating activities for the six months ended June 30, 2015 was $12.4 million, consisting of a net loss of $16.0 million, which was offset by non-cash charges of $0.9 million for stock-based compensation and $0.4 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $1.1 million in our accrued expenses related to our ongoing Phase 1/2 clinical trial of GBT440, a reduction of $0.7 million in our prepaid expenses for the advance payments made in connection with our Phase 1/2 clinical trial of GBT440 and deposits for the manufacturing of clinical trial materials and an increase of $0.7 million in accounts payable due to an increase in our research and development activities and timing of payments.
Cash used in operating activities for the six months ended June 30, 2014 was $9.7 million, consisting of a net loss of $10.3 million, which was offset primarily by non-cash charges of $0.3 million for depreciation and amortization expense, $0.3 million for remeasurement of our Series A redeemable convertible preferred stock liability and $0.1 million for stock-based compensation. The change in our net operating assets and liabilities was due primarily to a decrease of $0.1 million in accrued compensation, partially offset by an increase of $0.1 million in accrued expenses due to an increase in our research and development activities.
Cash flows from investing activities
Cash used in investing activities for the six months ended June 30, 2015 and 2014 was related to our purchase of property and equipment for our office and laboratory facility.
Cash flows from financing activities
Cash provided by financing activities for the six months ended June 30, 2015 was primarily related to proceeds from the issuance of restricted stock awards of $2.1 million partially offset by the payment of deferred initial public offering costs of $0.6 million.
Cash provided by financing activities for the six months ended June 30, 2014 was related to net proceeds from the issuance of redeemable convertible preferred stock of $15.0 million and proceeds from the issuance of restricted stock awards of $0.4 million.
Contractual Obligations and Other Commitments
There have been no material changes outside the ordinary course of our business to our contractual obligations during the six months ended June 30, 2015, as compared to those disclosed in our Prospectus.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Application of Critical Accounting Policies
We have prepared our financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the financial statements, as well as revenue and expenses recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents of $40.6 million as of June 30, 2015 and $52.1 million as of December 31, 2014, which consist of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of June 30, 2015 and December 31, 2014.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Vice President of Finance and Administration, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Vice President, Finance and Administration have concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness described below.
Material Weakness
In connection with the audit of our financial statements for the years ended December 31, 2014 and December 31, 2013, we identified control deficiencies in the design and operation of our internal control over financial reporting that aggregated to a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness identified in our internal control over financial reporting related to a lack of sufficient number of qualified personnel within our accounting function to adequately segregate duties, a lack of sufficient review and approval of manual journal entries posted to the general ledger and a lack of adequate review procedures over general ledger account reconciliations. We have taken certain actions to remediate this material weakness, including adding additional accounting personnel for review of account reconciliations and manual journal entries. We intend to implement further segregation of duties and to establish formal written policies for our accounting function by the end of 2015.
Changes in internal control over financial reporting
Other than the aforementioned remediation efforts, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently a party to any material litigation or other material legal proceedings.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our financial statements and notes thereto, as well as our other public filings, before you invest in our common stock. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline.
Risks Related to Our Financial Position and Need for Additional Capital
We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product candidate in clinical development and have not generated any revenue since our inception, which, together with our limited operating history, may make it difficult for you to assess our future viability.
We are a clinical development-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our lead product candidate, GBT440, which is our only product candidate in clinical development.
We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the six months ended June 30, 2015 and 2014 were $16.0 million and $10.3 million, respectively. As of June 30, 2015, we had an accumulated deficit of $67.7 million. We have not generated any revenue since our inception, and have financed our operations solely through the sale of equity securities and convertible debt. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

•	continue to advance GBT440 in clinical development;

•
establish and maintain manufacturing and supply relationships with third parties that can provide adequate (in amount and quality) supplies of GBT440 to support further clinical development and, if approved, commercialization;

•	seek and obtain regulatory and marketing approvals for GBT440;

•	build a sales and marketing organization or enter into selected collaborations to commercialize GBT440, if approved;

•	advance our other programs through preclinical development and commence clinical development activities for any additional product candidates we may identify; and

•	expand our organization to support our research, development and commercialization activities and our operations as a public company.
We have never generated any revenues from product sales and may never be able to develop or commercialize a marketable drug or achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our research and development pipeline, market GBT440 or any other product candidates we may identify and pursue, if approved, or continue our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
We will require substantial additional funding to achieve our business goals. If we are unable to obtain this funding when needed and on acceptable terms, we could be forced to delay, limit or terminate our product development efforts or other operations. Raising additional capital may subject us to unfavorable terms, cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates and technologies.
We are currently advancing GBT440 through clinical development and conducting preclinical research activities in our other programs. Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance GBT440 and other product candidates that we may identify and pursue in clinical trials. As of June 30, 2015 and December 31, 2014, we had working capital of $37.2 million and $51.1 million, respectively and capital resources consisting of cash and cash equivalents of $40.6 million and $52.1 million, respectively. Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of GBT440 and any future product candidates.
In August 2015 we sold 6,900,000 shares of common stock in an initial public offering, the net proceeds of which totaled approximately $126.1 million, after deducting underwriting discounts and commissions and estimated offering expenses. We expect that the net proceeds from this offering, together with our existing cash and cash equivalents, will be sufficient to fund our operations through mid-2017. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize GBT440 and other product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our future funding requirements will depend on many factors, including, but not limited to:

•
the time and cost necessary to complete our ongoing clinical trial that we characterize as a Phase 1/2 trial of GBT440, to initiate and complete any pivotal clinical trials of GBT440 and to pursue regulatory approvals for GBT440, and the costs of post-marketing studies that could be required by regulatory authorities;

•	the progress and results of our Phase 1/2 clinical trial of GBT440;

•
the progress, timing, scope and costs of our nonclinical studies, clinical trials and other related activities, including the ability to enroll patients in a timely manner for our Phase 1/2 clinical trial of GBT440 and potential future clinical trials;

•	the costs of obtaining clinical and commercial supplies of GBT440 and any other product candidates we may identify and develop;

•	our ability to successfully commercialize GBT440 and any other product candidates we may identify and develop;

•
the manufacturing, selling and marketing costs associated with GBT440 and any other product candidates we may identify and develop, including the cost and timing of expanding our sales and marketing capabilities;

•
the amount and timing of sales and other revenues from GBT440 and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies;

•	our ability to attract, hire and retain qualified personnel; and

•	the costs of maintaining, expanding and protecting our intellectual property portfolio.
Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit or terminate one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, prospects, financial condition and results of operations.
Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval of Our Product Candidates
If we are unable to obtain regulatory approval in one or more jurisdictions for GBT440 or any other product candidates that we may identify and develop, our business will be substantially harmed.
We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities is lengthy and unpredictable, and depends upon numerous factors. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have not obtained regulatory approval for any product candidate, including GBT440, and it is possible that neither GBT440 nor any other product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for GBT440 or any other product candidates we may develop could fail to receive regulatory approval for many reasons, including but not limited to:

•	our inability to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that GB440 or any other product candidate we may develop is safe and effective;

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

•	the FDA’s or comparable foreign regulatory authorities’ requirement for additional preclinical studies or clinical trials;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;

•
the data collected from clinical trials of GBT440 and other product candidates that we may identify and pursue may not be sufficient to support the submission of a new drug application, or NDA, or other submission for regulatory approval in the United States or elsewhere;

•	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may change in a manner that renders our clinical trial design or data insufficient for approval.
The lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market GBT440 and other product candidates that we may pursue in the United States or elsewhere, which would significantly harm our business, prospects, financial condition and results of operations.
We are heavily dependent on the success of our lead product candidate, GBT440, and we have not identified other clinical development candidates within our other research programs, all of which are still in the preclinical development stage. If we are unable to successfully complete clinical development, obtain regulatory approval for, or commercialize GBT440, or experience delays in doing so, our business will be materially harmed.
To date, we have invested a majority of our efforts and financial resources to the preclinical and clinical development of GBT440, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize GBT440. Before we can generate any revenues from sales of GBT440, we will be required to conduct additional clinical development, including, among other things, additional toxicology studies that may be required before we can conduct longer-term clinical trials and a larger pivotal clinical trial if our ongoing clinical trial of GBT440 is successful, seek and obtain regulatory approval, secure adequate manufacturing supply to support larger clinical trials and commercial sales and build a commercial organization. Further, the success of GBT440 will depend on patent and trade secret protection, acceptance of GBT440 by patients, the medical community and third-party payors, its ability to compete with other therapies, healthcare coverage and reimbursement, and maintenance of an acceptable safety profile following approval, among other factors. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize GBT440, which would materially harm our business.
GBT440 is currently our only product candidate to have advanced into what we characterize as a Phase 1/2 clinical trial, and it may be years before GBT can advance into a pivotal study, if at all. All of our other programs are in an early stage of research and development, and we have not yet selected any other product candidates for studies that would enable the filing of an Investigational New Drug application or for clinical evaluation. We cannot be certain that GBT440 will be successful in clinical trials or receive regulatory approval. If we do not receive regulatory approval for, or otherwise fail to successfully commercialize, GBT440, we may need to spend significant additional time and resources to identify other product candidates, advance them through preclinical and clinical development and apply for regulatory approvals, which would adversely affect our business, prospects, financial condition and results of operations.

The development of GBT440 as a potential disease-modifying anti-sickling agent represents a novel therapeutic approach to SCD treatment, and there is a risk that the outcome of our clinical trials will not be favorable.
We have concentrated our therapeutic product research and development efforts on developing novel, mechanism-based therapeutics for the treatment of grievous blood-based disorders, including SCD, and our future success depends on the successful development of this therapeutic approach. The clinical trial requirements of the FDA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. At the moment, there is only one approved therapy for SCD, hydroxyurea, and there are no approved therapeutics directed toward preventing the polymerization of hemoglobin molecules within RBCs as a mechanism to reduce RBC sickling in SCD patients. As a result, the design and conduct of clinical trials for a therapeutic that targets this mechanism in SCD are subject to unknown risks, and we may experience setbacks with our ongoing or planned clinical trials of GBT440 because of the limited clinical experience with its mechanism of action in SCD patients. In particular, regulatory authorities in the United States have not issued definitive guidance as to how to measure and achieve efficacy in SCD. Although we intend to evaluate exploratory endpoints, including anti-sickling and anti-hemolytic effects, changes in hemoglobin levels, and reticulocyte counts, for GBT440 in our Phase 1/2 clinical trial, regulators have not determined that such data signifies a clinically meaningful result in SCD patients or can support advancement into pivotal trials or regulatory approval. We may not achieve our pre-specified endpoints in our Phase 1/2 clinical trial or in other clinical trials where there is limited or no regulatory guidance regarding appropriate clinical endpoints, which would decrease the probability of obtaining marketing approval for GBT440 or any other product candidate we may develop. Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain regulatory approvals for GBT440 and other product candidates that we may pursue, would have an adverse impact on our business, prospects, financial condition and results of operations.
Results of earlier studies may not be predictive of future clinical trial results, and initial studies may not establish an adequate safety or efficacy profile for GBT440 and other product candidates that we may pursue to justify proceeding to advanced clinical trials or an application for regulatory approval.
The results of nonclinical and preclinical studies and clinical trials of GBT440 and other product candidates that we may pursue may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, our preclinical studies of GBT440 to date have involved only one genotype of SCD, HbSS, and the results of these studies may not be replicated in other genotypes of SCD or in human clinical trials. Additionally, any positive results generated in our Phase 1/2 clinical trial of GBT440 in adults would not ensure that we will achieve similar results in larger, pivotal clinical trials or in clinical trials of GBT440 in pediatric populations. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early stage clinical trials are successful, we may need to conduct additional clinical trials for product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to demonstrate the required characteristics to support marketing approval for GBT440 or any other product candidate we may choose to develop in any ongoing or future clinical trials would substantially harm our business, prospects, financial condition and results of operations.
Before we are able to submit GBT440 for marketing approval, the FDA and comparable foreign regulatory authorities will require that we conduct additional clinical trials and may impose additional requirements, the scope of which are not known at this time.
Before we can submit an NDA to the FDA for GBT440, we must successfully complete our ongoing clinical trial and one or more additional larger clinical trials. The FDA typically requires at least two pivotal, well-controlled clinical trials and does not consider a single clinical trial to be adequate to serve as a pivotal trial. The FDA will typically only consider relying on one pivotal trial if, in addition, other well-controlled studies of the drug exist (for example, for other dosage forms or in other populations) or if the pivotal trial is a multi-center trial that provides highly reliable and statistically strong evidence of an important clinical benefit, such as effect on survival, organ function or patient reported outcomes and a confirmatory study would have been difficult to conduct on ethical grounds. Although we characterize our current clinical trial of GBT440 as a Phase 1/2 clinical trial because it is designed to evaluate exploratory endpoints that we believe may be clinically relevant to SCD patients, it is possible that, even if we achieve favorable results in our first clinical trial of GBT440, the FDA may require us to conduct an additional clinical trial, possibly involving a larger sample size or a different clinical trial design, before we can initiate a pivotal trial. The FDA may also require that we conduct additional toxicology studies before evaluating GBT440 in longer term clinical trials or a longer follow-up period of subjects treated with GBT440 prior to accepting an NDA submission.
It is possible that the FDA or the comparable foreign authorities may not consider the results of our ongoing and planned clinical trials to be sufficient for approval of GBT440 for SCD. If the FDA or comparable foreign regulatory authorities require additional clinical trials or data beyond that which we currently anticipate, we would incur increased costs and delays in the clinical development and marketing approval process, which may require us to expend more resources than are available to us. In addition, it is possible that the FDA and the comparable foreign authorities may have divergent opinions on the elements necessary for a successful NDA and Marketing Authorization Application, or MAA, respectively, which may cause us to alter our development, regulatory and/or commercialization strategies.
We may encounter substantial delays in completing our clinical trials, which in turn will result in additional costs and may ultimately prevent successful or timely completion of the clinical development and commercialization of our product candidates.
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching, or any failure to reach, a consensus with regulatory agencies on study design;

•
delays in reaching, or any failure to reach, agreement on acceptable terms with a sufficient number of prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical trial site;

•	delays in recruiting a sufficient number of suitable patients to participate in our clinical trials;

•	imposition of a clinical hold by regulatory agencies, after an inspection of our clinical trial operations or study sites;

•	failure by our CROs, other third parties or us to adhere to clinical trial, regulatory or legal requirements;

•	failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory guidelines in other countries;

•	delays in the testing, validation, manufacturing and delivery of sufficient quantities of our product candidates to the clinical sites;

•	delays in having patients complete participation in a study or return for post-treatment follow-up;

•	clinical trial sites or patients dropping out of a trial;

•	delay or failure to address any patient safety concerns that arise during the course of a trial;

•	unanticipated costs or increases in costs of clinical trials of our product candidates;

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.
We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by an independent Safety Review Board for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, and failure to demonstrate a benefit from using a drug. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions.
Clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to obtain regulatory approvals, commence product sales and generate revenues. Any of these occurrences may significantly harm our business, prospects, financial condition and results of operations.

Difficulty in enrolling patients or maintaining patient compliance with dosing requirements in our clinical trials could delay or prevent clinical trials of our product candidates, which in turn could delay or prevent our ability to obtain the regulatory approvals necessary to commercialize our product candidates.
Identifying and qualifying patients to participate in our ongoing and planned clinical trials of GBT440 and any other product candidates that we may develop are critical to our success. Our clinical development efforts are initially focused on rare chronic blood diseases. Accordingly, there are limited patient pools from which to draw for clinical trials. For example, according to CDC estimates, the prevalence of SCD, for which GBT440 is being studied, is 90,000 to 100,000 individuals in the United States. Although genetic screening for SCD is mandatory for newborns in the United States, we may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical trials of GBT440 because of the perceived risks and benefits of GBT440, the availability of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients and the patient referral practices of physicians. Further, if subjects in our clinical trials fail to comply with our dosing regimens, including the requirement that subjects in the multiple ascending dose cohorts of our Phase 1/2 clinical trial administer GBT440 orally on an outpatient basis, we may not be able to generate clinical data acceptable to the FDA in our trials. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed.
If we experience difficulties or delays in enrollment or are otherwise unable to successfully complete any clinical trial of GBT440 or our other product candidates, our costs may increase, and our ability to obtain regulatory approval and generate product revenue from any of these product candidates will be impaired. Any of these occurrences would harm our business, prospects, financial condition and results of operations.
If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to delay, limit or terminate our clinical development activities.
Clinical trials by their nature utilize a sample of the potential patient population. Our Phase 1/2 clinical trial of GBT440 is designed to enroll between 96 and 128 subjects, and to date, we have only begun to evaluate GBT440 in a limited number of subjects at a limited duration of exposure. Accordingly, any rare and severe side effects of GBT440 may be uncovered only in later stages of our Phase 1/2 trial or only in any larger, subsequent trials that we may conduct. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. In particular, the development of tucaresol, a hemoglobin-modifying compound that was observed to have anti-hemolytic and anti-sickling effects in SCD patients, was discontinued by Burroughs Wellcome & Co. due to immune-related side effects. It is possible that GBT440, which also binds to hemoglobin molecules, may result in similar or additional side effects. Moreover, a preclinical toxicology study with GBT440 in non-humans and clinical trials involving other hemoglobin modifiers have shown a decrease in oxygen delivery to tissue when the percentage of modified hemoglobin is significant. Hemoglobin modifiers, by increasing HbS’s affinity for oxygen, can cause a shift in oxygen levels, potentially resulting in tissue hypoxia. If GBT440 or any product candidates that we may develop are associated with tissue hypoxia or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which could adversely affect our business, prospects, financial condition and results of operations.
Although we intend to pursue expedited regulatory approval pathways for GBT440, it may not qualify for expedited development or, if it does qualify for expedited development, it may not actually lead to a faster development or regulatory review or approval process.
Although we believe there may be an opportunity to accelerate the development of GBT440 through one or more of the FDA’s expedited programs, such as fast track, breakthrough therapy, accelerated approval or priority review, and we intend to pursue one or more of these expedited programs, we cannot be assured that GBT440 or any other product candidates that we may develop will qualify for such programs.
For example, a drug may be eligible for designation as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Although breakthrough designation or access to any other expedited program may expedite the development or approval process, it does not change the standards for approval. If we apply for breakthrough therapy designation or any other expedited program for GBT440, the FDA may determine that GBT440, our proposed target indication or other aspects of our clinical development plans do not qualify for such expedited program. Even if we are successful in obtaining a breakthrough therapy designation or access to any other expedited program, we may not experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. Access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for GBT440 or any other product candidate that we may develop.
Even though we may apply for orphan drug designation for GBT440, we may not be able to obtain orphan drug marketing exclusivity for this product candidate or any of our other product candidates.
Our business strategy focuses on the development of product candidates for the treatment of rare, chronic blood disorders that may be eligible for FDA or European Union, or EU, orphan drug designation. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In the EU, the Committee for Orphan Medicinal Products of the European Medicines Agency, or EMA, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis, prevention, or treatment is authorized or, if a method exists, the product would be of significant benefit to those affected by the condition.
Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and 10 years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.
Although we may apply for orphan drug designation for GBT440 or other product candidates we may develop, applicable regulatory authorities may not grant us this designation. In addition, even if we obtain orphan drug exclusivity for GBT440 or any other product candidate that we may develop, that exclusivity may not effectively protect the candidate from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior, in that it is shown to be safer, more effective or makes a major contribution to patient care. Any inability to secure orphan drug designation or the exclusivity benefits of this designation would have an adverse impact on our ability to develop and commercialize our product candidates.
Even if we receive regulatory approval for GBT440 or any other product candidate that we may develop, we will be subject to ongoing regulatory obligations and scrutiny and may be subject to product labeling and other post-marketing restrictions.
Even if a product candidate is approved, regulatory authorities may still impose significant restrictions on its indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance. If GBT440 or any other product candidates that we may develop are approved, they will each be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, the development of GBT440 for the prophylactic treatment of SCD in pediatric patients is an important part of our current business strategy, and if we are unable to obtain regulatory approval for the desired age ranges, our business may suffer.
In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP and must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. The timing of our obligation to report adverse events would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have FDA approval.
If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing, or labeling of a product, a regulatory agency may impose restrictions or sanctions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:

•	issue warning letters;

•	impose civil or criminal penalties;

•	impose injunctions;

•	suspend regulatory approval;

•	suspend any of our ongoing clinical trials;

•	impose product recalls and publicity requirements;

•	refuse to approve pending applications or supplements to approved applications submitted by us;

•	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or

•	seize or detain products or require a product recall.
Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from GBT440 or any future product candidates. If we are subject to regulatory sanctions or if regulatory approval for our product candidates is withdrawn or limited, our business, prospects, financial condition and results of operations would be harmed.
Risks Related to Our Reliance on Third Parties
We rely, and will continue to rely, on third parties to conduct some of our nonclinical studies and all of our clinical trials and also to perform other tasks for us. If these third parties perform in an unsatisfactory manner, it may harm our business.
We have relied upon and plan to continue to rely upon third-party CROs, including our CRO who monitors our Phase 1/2 clinical trial of GBT440 in London, UK, to monitor and manage data for some of our ongoing nonclinical and all of our clinical programs. We rely on these parties for execution of our nonclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials are conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP or GCP, and Good Laboratory Practices, or GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, and other contractors. If we or any of our CROs or vendors fail to comply with applicable regulations, the data generated in our nonclinical studies and clinical trials may be deemed unreliable and the applicable regulatory authorities may require us to repeat or to perform additional nonclinical and clinical studies before approving our marketing applications, which would delay the regulatory approval process.
In addition, the execution of preclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. These third parties may terminate their agreements with us upon as little as 30 days prior written notice of a material breach by us that is not cured within 30 days. Many of these agreements may also be terminated by such third parties under certain other circumstances, including our failure to comply with applicable laws. If any of our relationships with our third-party CROs terminates, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether they devote sufficient time and resources to our programs. Furthermore, these third party CROs may also have relationships with other entities, some of which may be our competitors. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our development activities may be extended, delayed, or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Switching or adding CROs involves additional cost, time and management resources and focus. CROs may also generate higher costs than anticipated.
Accordingly, our dependence on third-party CROs and other vendors may subject us to challenges, delays and costs that have a material adverse impact on our business, prospects, financial condition and results of operations.
We rely entirely on third parties for the manufacturing of our product candidates for preclinical studies and clinical trials and expect to continue to do so for commercialization. Our business could be harmed if those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.
We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture drug supplies for our ongoing Phase 1/2 clinical trial of GBT440 or any future clinical trials that we may conduct, and we lack the resources to manufacture any of our product candidates on a commercial scale. We rely, and expect to continue to rely, on third-party manufacturers to produce our product candidates for our clinical trials, as well as for commercial manufacture if any of our product candidates receives marketing approval. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay the clinical development and potential regulatory approval of our product candidates, which could harm our business and results of operations. We also expect to rely on third parties for the manufacturing of commercial supply of GBT440 or any other product candidates, if approved.
We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us.
Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the manufacture of our product candidates or if any agency withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.
GBT440 and any future product candidates that we may develop may compete with other product candidates and marketed drugs for access to manufacturing facilities. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We are currently manufacturing GBT440 through third parties and have adequate supplies to conduct our ongoing Phase 1/2 clinical trial, but we have not yet begun to produce the clinical supply of GBT440 for any larger pivotal trials that we may conduct. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If we are unable to enter into relationships with additional contract manufacturers, or our current or future contract manufacturers cannot perform as agreed, we may experience delays and incur additional costs in our clinical development and commercialization activities. Our current and anticipated future dependence upon others for the manufacturing of our product candidates or marketed drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
If the contract manufacturing facilities on which we rely do not continue to meet regulatory requirements or are unable to meet our supply demands, our business will be harmed.
All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP, or similar regulatory requirements outside the United States. These regulations govern manufacturing processes and procedures, including recordkeeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production, seizures or recalls of product candidates or marketed drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect clinical or commercial supplies of our product candidates.
We or our contract manufacturers must supply all necessary documentation in support of an NDA or MAA on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our contract manufacturers have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.
The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement, and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.
Additionally, if supply from one approved manufacturer is interrupted, an alternative manufacturer would need to be qualified through an NDA supplement or MAA variation, or equivalent foreign regulatory filing, which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.
These factors could cause us to incur higher costs and could cause the delay or termination of clinical trials, regulatory submissions, required approvals, or commercialization of our product candidates. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.
Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
Because we rely on third parties to manufacture GBT440 and conduct other aspects of our clinical development activities, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with any collaborators, CROs, manufacturers and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.
In addition, these agreements typically restrict the ability of certain collaborators, CROs, manufacturers and consultants to publish data potentially relating to our trade secrets. Our academic collaborators typically have rights to publish data, provided that we are notified in advance and may delay publication for a specified time in order to secure our intellectual property rights arising from the collaboration. In other cases, publication rights are controlled exclusively by us, although in some cases we may share these rights with other parties. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets in cases where we do not have proprietary or otherwise protected rights at the time of publication. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize GBT440 and other product candidates that we may pursue may be impaired. Changes in patent policy and rules could impair our ability to protect our products and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
As is the case with other biopharmaceutical companies, our success depends in large part on our ability to obtain and maintain protection of the intellectual property we may own solely and jointly with others, particularly patents, in the United States and other countries with respect to our product candidates and technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates.
Obtaining and enforcing biopharmaceutical patents is costly, time consuming and complex, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our product candidates, in whole or in part, or which effectively prevent others from commercializing competitive product candidates. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner.
Moreover, we may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical product candidates, or limit the duration of the patent protection of our product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.
The United States has recently enacted and is currently implementing wide-ranging patent reform legislation. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would diminish the value of our patents and patent applications or narrow the scope of our patent protection, or weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
Assuming the other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, enacted on September 16, 2011, the United States has moved to a first to file system. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and may also affect patent litigation. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address certain of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of patents that may issue from such patent applications, all of which could have a material adverse effect on our business and financial condition. Any further changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and patent applications or narrow the scope of our potential patent protection.
We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of GBT440 or any future product candidates that we may develop.
We cannot assure you that GBT440 or any future product candidates that we may develop will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing GBT440 or any future product candidates that we may develop. We may additionally be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of GBT440 or any of our other product candidates.
We may in the future become party to, or be threatened with, adversarial proceedings or litigation against us regarding intellectual property rights with respect to our product candidates, that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing a third party’s patents. We may also be required to indemnify parties with whom we have contractual relationships against such claims. If a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party to continue developing, manufacturing and marketing our product candidates and would most likely be required to pay license fees or royalties or both, that could be significant. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property licensed to us. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. Even if we are successful in defending against such claims, such litigation can be expensive and time consuming to litigate and would divert management’s attention from our core business. Any of these events could harm our business significantly.
In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the USPTO, to determine which party is entitled to a patent on the disputed invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology.

Although we are not currently involved in any litigation, we may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
Competitors may infringe our patents or other intellectual property. Although we are not currently involved in any litigation, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.
Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.
We may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. For example, inventorship disputes may arise from conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership or we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
We jointly own patents and patent applications with third parties. Our ability to exploit or enforce these patent rights, or to prevent the third party from granting licenses to others with respect to these patent rights, may be limited in some circumstances.
We jointly own certain patents and patent applications with third parties.  In the absence of an agreement with each co-owner of jointly owned patent rights, we will be subject to default rules pertaining to joint ownership. Some countries require the consent of all joint owners to exploit, license or assign jointly owned patents, and if we are unable to obtain that consent from the joint owners, we may be unable to exploit the invention or to license or assign our rights under these patents and patent applications in those countries.  For example, in September 2015 we secured exclusive rights from the Regents, for certain patents and patent applications that they may own related to GBT 440 and GBT 440 analogs. To the extent that the Regents may be a co-owner of any of these patents and patent applications, some countries will require the consent of our other co-owner(s) to our agreement with the Regents and the consent of the Regents to our agreements with our other co-owner(s). Additionally, in the United States, each co-owner may be required to be joined as a party to any claim or action we may wish to bring to enforce these patent rights, which may limit our ability to pursue third party infringement claims.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
We employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employees’ former employers or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.
We seek to protect our confidential proprietary information, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and collaborators. These agreements are designed to protect our proprietary information. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We employ an outside firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
Risks Related to Commercialization
Even if GBT440 or any other product candidate that we may develop receives marketing approval, their commercial success will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
If GBT440 or other product candidates that we may pursue receives marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenue from drug sales and we may not become profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating these target indications, also provide incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of our product candidates may require significant resources and may never be successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments, such as, in the case of GBT440, hydroxyurea;

•	our ability to offer our drugs for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments, including future alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the availability of products and their ability to meet market demand, including a reliable supply for long-term daily treatment;

•	the strength of marketing and distribution support;

•	the availability of third-party coverage and adequate reimbursement;

•	the clinical indications for which the product is approved;

•	the prevalence and severity of any side effects and overall safety profile; and

•	any restrictions on the use of our drugs together with other medications.
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unsuccessful in commercializing our product candidates when approved by health authorities.
Although some of our employees have experience with commercializing products while employed at other companies, we as a company have no experience selling and marketing our product candidates and we currently have no marketing or sales organization. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities, either on our own or with others. If our product candidates receive regulatory approval, we intend to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in major markets, which will be expensive, difficult and time consuming. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities would adversely impact the commercialization of our products.
Further, given our lack of prior experience in marketing and selling biopharmaceutical products, our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize our product candidates. As such, we may be required to hire substantially more sales representatives to adequately support the commercialization of our product candidates or we may incur excess costs as a result of hiring more sales representatives than necessary. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.
The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.
Our target patient populations are small, and accordingly the pricing, coverage and reimbursement of our product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. Accordingly, the availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments, such as ours, assuming approval. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.
There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicaid or Medicare. However, the practices and requirements relating to the payment of rebates by drug manufacturers for Medicaid purchases are determined by each state, and in some cases, if a company does not enter into a rebate agreement, its Medicaid sales will be subjected to a “prior authorization” procedure that requires state agency approval to qualify a doctor’s prescription for reimbursement.
Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.
Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.
In light of the large population of patients with SCD who reside in foreign countries, our ability to generate meaningful revenues in those jurisdictions may be limited due to the strict price controls and reimbursement limitations imposed by governments outside of the United States.
In some countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially, based on the large population of patients with SCD who reside in foreign countries.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Health Care Reform Law, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Health Care Reform Law, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and promoted a new Medicare Part D coverage gap discount program.
In addition, other legislative changes have been proposed and adopted in the United States since the Health Care Reform Law was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies and development candidates that may compete with our product candidates. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.
If the market opportunities for our product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer. Our ability to successfully identify patients and acquire a significant market share will be necessary for us to achieve profitability and growth.
We focus our research and product development on treatments for chronic blood diseases, with an initial focus on SCD. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability despite obtaining such significant market share.

Risks Related to Our Business and Industry
Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.
We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, as well as the other members of our scientific and clinical teams. Although we have employment offer letters with each of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.
Recruiting and retaining qualified scientific and clinical personnel and, if we progress the development of our drug pipeline toward scaling up for commercialization, sales and marketing personnel, will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize our product candidates. Competition to hire qualified personnel in our industry is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Furthermore, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.
We expect to expand our product development capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
If we are not successful in discovering, developing, acquiring or commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of GBT440, a key element of our strategy is to pursue, develop and commercialize a portfolio of products utilizing proprietary discovery and development technology. We are seeking to do so through our internal research programs and may also selectively pursue commercially synergistic in-licensing or acquisition of additional assets. With the exception of GBT440, all of our other potential product candidates remain in the preclinical development stage. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

•	the research methodology used may not be successful in identifying potential product candidates;

•	competitors may develop alternatives that render our product candidates obsolete or less attractive;

•	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

•	the market for a product candidate may change during our program so that such a product may become unreasonable to continue to develop;

•
a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors, if applicable.
If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing GBT440.
If successful product liability claims are brought against us, we may incur substantial liability and costs. If the use of our product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.
The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs due to related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	increased FDA warnings on product labels;

•	the inability to commercialize our product candidates; and

•	decreased demand for our product candidates, if approved for commercial sale.
We carry product liability insurance in amounts that we believe are sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.
During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our product candidates, if approved, or require us to suspend or abandon our commercialization efforts of any approved product candidates. Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.
If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.
In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.
We may choose to use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on other programs or product candidates that may ultimately be more profitable or for which there is a greater likelihood of success.
Because we have limited resources, we may forego or delay the pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates, including GBT440, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.
Any collaboration arrangements that we might enter into in the future may not be successful, which could adversely affect our operations and financial condition.
We may seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of GBT440 and potential future product candidates. We may enter into these arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for our product candidates, both in the United States and internationally. We will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for a product candidate, the costs and complexities of manufacturing and delivering a product candidate to patients, the potential of competing products, any uncertainty with respect to our ownership of technology, which can occur if there is a challenge to our ownership without regard to the merits of the challenge and industry and market conditions generally. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement, and we have not previously established our ability to do so successfully. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.
Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority under the collaboration agreement. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

Our anticipated international operations may expose us to business, regulatory, political, operational, financial, pricing and reimbursement and economic risks associated with doing business outside of the United States.
We currently have no international operations, but our business strategy incorporates potential international expansion as we seek to obtain regulatory approval for, and commercialize, GBT440 in patient populations outside the United States. If GBT440 is approved, we may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

•
multiple, conflicting, and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;

•	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;

•	additional potentially relevant third-party patent rights;

•	complexities and difficulties in obtaining protection and enforcing our intellectual property;

•	difficulties in staffing and managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;

•	limits in our ability to penetrate international markets;

•
financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;

•	certain expenses including, among others, expenses for travel, translation, and insurance; and

•
regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our results of operations.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.
Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product candidates’ development programs.
Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.
Risks Related to Our Equity Securities
We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
Prior to our initial public offering in August 2015, we have been a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the audit of our financial statements as of and for the years ended December 31, 2014 and 2013, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness related to a lack of sufficient number of qualified personnel within our accounting function to adequately segregate duties, a lack of sufficient review and approval of manual journal entries posted to the general ledger and a lack of adequate review procedures over general ledger account reconciliations.
We are implementing measures designed to improve our internal control over financial reporting to remediate this material weakness, including the following:

•	We are formalizing our internal control documentation and strengthening supervisory reviews by our management; and

•	We are in the process of adding additional accounting personnel and segregating duties amongst accounting personnel.
We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the year ending December 31, 2016, provide a management report on internal control over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal control over financial reporting be attested to by our independent registered public accounting firm, to the extent we are no longer an “emerging growth company,” as defined in the JOBS Act. We do not expect our independent registered public accounting firm to attest to our management report on internal control over financial reporting for so long as we are an emerging growth company.
We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. If we identify any additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	not being required to hold a non-binding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.
We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
The market price of our common stock may be highly volatile.
In August 2015, we completed our initial public offering, pursuant to which our common stock was sold to the public at $20.00 per share. The initial public offering price of $20.00 for our shares was determined by negotiations between us and the representatives of the underwriters and may not be indicative of prices that will continue to prevail in the trading market.
The market price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;

•	reports of adverse events in other SCD treatments or clinical trials of such products;

•	inability to obtain additional funding;

•
any delay in filing an IND or NDA for any of our product candidates that we may develop and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;

•	failure to develop successfully and commercialize GBT440 or any other product candidates that we may develop;

•	our failure to prosecute, maintain or enforce our intellectual property rights;

•	changes in laws or regulations applicable to future products;

•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	failure to enter into strategic collaborations;

•	failure to meet or exceed any financial projections that we or the investment community may provide;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock; and

•	the other risks described in this “Risk Factors” section.
In addition, companies trading in the stock market in general, and The NASDAQ Global Select Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.
Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

•	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•	our ability to attract, hire and retain qualified personnel;

•
the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	our ability to obtain regulatory approval for our product candidates, and the timing and scope of any such approvals we may receive;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•	the level of demand for our product candidates, should they receive approval, which may vary significantly;

•	future accounting pronouncements or changes in our accounting policies;

•	the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future drugs that compete with our product candidates; and

•	the changing and volatile U.S., European and global economic environments.
The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue and/or earnings guidance we may provide.
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, would result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.
Pursuant to our 2015 Stock Option and Incentive Plan, or the 2015 Plan, we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, 50,000 shares of our common stock are reserved for future issuance pursuant to our 2015 ESPP, which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of (i) 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, and our stock price may fall.
A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or if the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the price of our common stock could decline significantly.
The lock-up agreements pertaining to our initial public offering, including those lock-up agreements signed by participants in the directed share program, which provided for the sale of up to 5% of the shares of common stock offered in the initial public offering, will expire on February 8, 2016 (subject to extension upon the occurrence of specified events). Morgan Stanley & Co. LLC and Goldman, Sachs & Co., the representatives of the underwriters, however, may, in their sole discretion, permit stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.
We have filed a registration statement on Form S-8 registering the issuance of approximately 3.2 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.
Additionally, the holders of an aggregate of 20,318,042 shares of our common stock, or their transferees, will have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
Our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 68% of our outstanding voting stock as of September 21, 2015, based on the latest publicly available information. These stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
We have broad discretion in the use of proceeds from our IPO and may not use them effectively.
We will have broad discretion in the application of our existing cash and cash equivalents, including the net proceeds from our IPO. We expect to use our existing cash and cash equivalents to continue the clinical development of GBT440, to fund the research and development of our other programs, and for working capital and general corporate purposes. Our failure to apply our existing cash and cash equivalents effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment. In addition, our existing cash and cash equivalents may not be sufficient for our anticipated uses, and we may need additional resources to progress our product candidates to the stage we expect.

Provisions in our restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management.
Our restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our restated certificate of incorporation and amended and restated bylaws, which will become effective upon the closing of this offering, include provisions that:

•
authorize “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	create a classified board of directors whose members serve staggered three-year terms;

•	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, our chief executive officer or our president;

•	prohibit stockholder action by written consent;

•
establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	specify that no stockholder is permitted to cumulate votes at any election of directors;

•	expressly authorize our board of directors to modify, alter or repeal our amended and restated bylaws; and

•	require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated bylaws.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us.
Any provision of our restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Our future ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. Our prior equity offerings and other changes in our stock ownership may have resulted in ownership changes. In addition, we have experienced an ownership change as a result of our initial public offering and may experience subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
We do not currently intend to pay dividends on our common stock, and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of The NASDAQ Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2016, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Previously we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.
We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.
We will incur significant costs as a result of operating as a new public company, and our management will devote substantial time to new compliance initiatives.
As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Global Select Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and pay parity. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of this offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we will be required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report, commencing in our annual report on Form 10-K for the year ending December 31, 2016, on the effectiveness of our internal controls over financial reporting, if then required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner or if we identify or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC, or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and, when we are no longer an emerging growth company, to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.
New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act and rules adopted by the SEC and by NASDAQ, would likely result in increased costs to us as we respond to their requirements.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.
The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock would likely be negatively impacted. In the event that securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Sales of Unregistered Securities
During the three months ended June 30, 2015, we issued the following unregistered securities:
•We granted to employees, directors and consultants options to purchase an aggregate of 882,557 shares of common stock at exercise prices ranging from $3.40 per share to $6.34 per share pursuant to our 2012 Stock Option and Grant Plan, or the 2012 Plan.
•We issued existing and former employees and consultants an aggregate of 32,658 shares of common stock for an aggregate purchase price of $10,287 pursuant to the exercise of options granted under the 2012 Plan.
•We issued to employees and directors an aggregate of 607,853 shares of restricted stock for an aggregate purchase price of $2,063,675 pursuant to the 2012 Plan.
The issuances of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933, as amended, as transactions pursuant to compensatory benefit plans.

b)	Use of Proceeds from our Initial Public Offering of Common Stock
On August 11, 2015, our registration statement on Form S-1 (File No. 333-205563) relating to our IPO of common stock became effective. The IPO closed on August 17, 2015 and we issued and sold 6,900,000 shares of our common stock at a price to the public of $20.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received net proceeds from the IPO of approximately $126.1 million, after deducting underwriting discounts and commissions of approximately $9.7 million, and estimated offering expenses of approximately $2.2 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. The managing underwriters of the offering were Morgan Stanley & Co. LLC and Goldman, Sachs & Co.
The net proceeds from the IPO are invested in highly liquid, AAA rated money market funds. There has been no material change in the planned use of proceeds from our IPO from that described in the Prospectus.

c)	Repurchases of Shares or of Company Equity Securities
During the three months ended June 30, 2015, we repurchased the following shares:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(in thousands, except per share amounts)
April 1, 2015 through April 30, 2015	16,625	$0.09	—	—
May 1, 2015 through May 31, 2015	—	$—	—	—
June 1, 2015 through June 30, 2015	49,375	$0.97	—	—
Total	66,000	$0.75	—	—
(1) Under certain stock purchase agreements with employees, we have the right to repurchase common stock at the lower of fair value and the stockholders' original purchase price, which right lapses according to individual vesting schedules. Reflects shares of common stock repurchased in connection with the termination of services by certain employees.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits
See the Exhibit Index on the page immediately following the signature page to this Quarterly Report on Form 10-Q for a list of the exhibits filed as part of this Quarterly Report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Blood Therapeutics, Inc.

Date:	September 24, 2015	By:	/s/ Ted W. Love
Ted W. Love, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	September 24, 2015	By:	/s/ John Schembri
John Schembri
Vice President, Finance and Administration
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws.	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*
The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Global Blood Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.