Form 10-Q
period 2015-09-30
Global Blood Therapeutics, Inc.
filed 2015-11-12
CIK 1629137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2015, there were 30,457,085 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$158,497	$52,069
Prepaid expenses	1,623	1,135
Other current assets	607	389
Total current assets	160,727	53,593
Property and equipment, net	2,168	2,023
Restricted cash	140	140
Total assets	$163,035	$55,756
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,419	$541
Payable due to related party	—	14
Accrued expenses	3,006	948
Accrued compensation	1,447	847
Other current liabilities	701	187
Total current liabilities	6,573	2,537
Other non-current liabilities	1,645	384
Total liabilities	8,218	2,921
Commitments and contingencies
Redeemable convertible preferred stock, $0.001 par value: no shares authorized as of September 30, 2015 (unaudited) and 69,363,168 shares authorized as of December 31, 2014; no shares issued and outstanding as of September 30, 2015 (unaudited) and 69,113,168 shares issued and outstanding as of December 31, 2014; aggregate liquidation preference of $0 and $103,289 as of September 30, 2015 (unaudited) and December 31, 2014, respectively	—	102,161
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 150,000,000 shares authorized as of September 30, 2015 (unaudited) and 94,000,000 shares authorized as of December 31, 2014; 29,285,579 and 1,954,488 shares issued and outstanding as of September 30, 2015 (unaudited) and December 31, 2014, respectively	29	2
Additional paid-in capital	237,668	—
Accumulated deficit	(82,880)	(49,328)
Total stockholders’ equity (deficit)	154,817	(49,326)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$163,035	$55,756
See accompanying notes to unaudited interim condensed financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$12,106	$4,069	$25,257	$12,261
General and administrative	2,669	1,109	5,473	2,618
Related party expenses	—	22	65	318
Total operating expenses	14,775	5,200	30,795	15,197
Loss from operations	(14,775)	(5,200)	(30,795)	(15,197)
Change in fair value of Series A redeemable convertible preferred stock liability	—	(22)	—	(297)
Interest income	11	—	20	—
Net loss and comprehensive loss	$(14,764)	$(5,222)	$(30,775)	$(15,494)
Net loss attributable to common stockholders	$(15,551)	$(5,987)	$(34,955)	$(17,558)
Net loss per share attributable to common stockholders, basic and diluted	$(0.90)	$(3.53)	$(4.83)	$(10.99)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	17,288,610	1,698,066	7,242,559	1,597,282
See accompanying notes to unaudited interim condensed financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,775)	$(15,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	606	489
Loss on sale of fixed assets	29	—
Remeasurement of Series A redeemable convertible preferred stock liability	—	297
Stock-based compensation	1,731	182
Fair value of stock issued for license	4,492	—
Changes in operating assets and liabilities:
Prepaid expenses	(489)	(87)
Other current assets	(210)	41
Accounts payable	865	(20)
Payable due to related party	(14)	(107)
Accrued expenses	1,928	(172)
Accrued compensation	601	121
Other current liabilities	(7)	(2)
Net cash used in operating activities	(21,243)	(14,752)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(775)	(194)
Net cash used in investing activities	(775)	(194)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	126,360	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	14,987
Proceeds from issuance of restricted stock awards	2,108	422
Repurchase of unvested restricted stock awards	(66)	(8)
Proceeds from the exercise of common stock options	44	10
Net cash provided by financing activities	128,446	15,411
Net increase in cash and cash equivalents	106,428	465
Cash and cash equivalents at beginning of period	52,069	3,278
Cash and cash equivalents at end of period	$158,497	$3,743
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Remeasurement and settlement of fair value of Series A redeemable convertible preferred stock liability	$—	$1,706
Accretion of Series A and Series B redeemable convertible preferred stock	$4,180	$2,064
Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	$106,342	$—
Accrued offering costs	$130	$—
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
Initial Public Offering
On August 11, 2015, our registration statement on Form S-1 (File No. 333-205563) relating to our initial public offering (“IPO”) of common stock became effective. The IPO closed on August 17, 2015 at which time we issued 6,900,000 shares of our common stock at a price of $20.00 per share. We received $126.2 million, net of underwriting discounts and commissions, and offering expenses incurred by us. Upon the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock converted by their terms into 19,746,614 shares of common stock. See Note 5, “Redeemable Convertible Preferred Stock and Stockholders’ Deficit.”
Need for Additional Capital
In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our research and development activities. Since inception through September 30, 2015, we have incurred cumulative net losses of $82.9 million. We expect to incur additional losses in the future to conduct product research and development and we recognize the need to raise additional capital to fully implement our business plan. We intend to raise such capital through the issuance of additional equity, and potentially through borrowings, and strategic alliances with partner companies. However, if such financing is not available at adequate levels, we will need to reevaluate our operating plans. We believe that our existing cash and cash equivalents will be sufficient to fund our cash requirements through mid-2017.
2. Summary of Significant Accounting Policies
Basis of Preparation
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2014 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year.
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

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

Use of Estimates
The preparation of the accompanying unaudited interim condensed financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of costs and expenses during the reporting period. We base our estimates and assumptions on historical experience when available and on various factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results could differ from these estimates under different assumptions or conditions.
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
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs consist of expenses associated with preclinical and nonclinical studies, clinical trials, outside research consultants, contract manufacturing expenses, salaries, employee benefits, licensing of intellectual property rights and allocated facility costs.
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

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$158,637	$—	$—	$158,637
Total financial assets	$158,637	$—	$—	$158,637

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$52,209	$—	$—	$52,209
Total financial assets	$52,209	$—	$—	$52,209
Our financial instruments consist of Level 1 assets. Where quoted prices for identical assets are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds, which as of September 30, 2015 and December 31, 2014 includes $140,000 of funds that are collateral for our facility lease that are included within restricted cash. There were no unrealized gains and losses in our investments in these money market funds.
4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued clinical and manufacturing expenses	$2,483	$749
Accrued professional and consulting services	341	153
Other	182	46
Total accrued expenses	$3,006	$948
5. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Redeemable Convertible Preferred Stock
Following our IPO in August 2015, all outstanding shares of our redeemable convertible preferred stock were converted into 19,746,614 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. Accordingly, there were no shares of redeemable convertible preferred stock outstanding as of September 30, 2015.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

As of December 31, 2014 redeemable convertible preferred stock consisted of the following (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series A	50,163,168	49,913,168	$54,273	$55,254
Series B	19,200,000	19,200,000	47,888	48,035
Total redeemable convertible preferred stock	69,363,168	69,113,168	$102,161	$103,289
Common Stock
As of September 30, 2015, we have reserved the following shares of common stock for issuance as follows:

Restricted shares subject to future vesting	1,171,506
Options issued and outstanding	1,990,473
Options available for future grants	1,082,795
Total	4,244,774
Restricted Stock
Restricted stock awards issued to employees that remained unvested were 1,159,006 as of September 30, 2015 and 947,829 as of December 31, 2014, and the related liabilities pertaining to the restricted common stock were approximately $2.2 million as of September 30, 2015, of which $0.7 million was recorded under current liabilities and $1.5 million was recorded under non-current liabilities, and approximately $0.4 million as of December 31, 2014, of which $0.1 million was recorded under current liabilities and $0.3 million was recorded under non-current liabilities.
6. Stock-based Awards
Equity Incentive Plans
In July 2015, we adopted the 2015 Stock Option and Incentive Plan (the “2015 Plan”). Under the 2015 Plan, 1,430,000 shares of our common stock were initially reserved for the issuance of stock options, restricted stock, and other equity-based awards to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by our stockholders. Awards granted under the 2015 Plan expire no later than 10 years from the date of grant. For incentive stock options and non-statutory stock options, the option price shall not be less than 100% of the fair market value on the day of grant. If at the time we grant an option and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all our classes of stock, the option price is required to be at least 110% of the fair market value on the day of grant. Options granted typically vest over a four-year period but may be granted with different vesting terms. As of September 30, 2015, there were 1,082,795 shares available for us to grant under the 2015 Plan.
In 2012, we adopted the 2012 Stock Option and Grant Plan (the “2012 Plan”) under which our Board of Directors was authorized to grant incentive stock options to employees, including officers and members of the Board of Directors who are also employees of ours, and non-statutory stock options (options that do not qualify as incentive options) and/or our restricted stock and other equity-based awards to employees, officers, directors, or consultants of ours. Previously we had initially reserved 2,785,713 shares of common stock for issuance under the 2012 Plan. On April 9, 2015 we increased the number of shares available under the 2012 Plan by 1,000,000 to a total of 3,785,713 shares. Awards granted under the 2012 Plan expire no later than 10 years from the date of grant. For incentive stock options and nonstatutory stock options, the option price shall not be less than 100% of the fair market value on the day of grant. If at the time we grant an option, the optionee directly or by attribution owns more than 10% of the total combined voting power of all our classes of stock, the option price is required to be at least 110% of the fair market value on the day of grant. Options granted typically vest over a 4-year period but may be granted with different vesting terms. Upon adoption of the 2015 Plan, no new awards or grants are permitted under the 2012 Plan.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

Employee Stock Purchase Plan
In July 2015, we adopted the 2015 Employee Stock Purchase Plan (the “2015 ESPP”). Under the 2015 ESPP, 50,000 shares of our common stock have been initially reserved for employee purchases of our common stock under terms and provisions established by the Board of Directors and approved by our stockholders. Under the 2015 ESPP our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2015 ESPP provides for offering periods of six months in duration. The purchase periods end on either January 31st or July 31st. Contributions under the 2015 ESPP are limited to a maximum of 15% of an employee's eligible compensation.
Stock Option Awards
The following summarizes option activity under the 2015 Plan and the 2012 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance Outstanding, December 31, 2014	954,567	$0.38	9.0
Options granted	1,468,781	$8.21
Options exercised	(89,549)	$0.50
Options canceled	(343,326)	$1.22
Balance Outstanding, September 30, 2015	1,990,473	$6.01	9.2	$68,420
Exercisable, September 30, 2015	253,122	$1.29	8.4	$9,872
Vested and expected to vest, September 30, 2015	1,684,790	$5.79	9.2	$58,294
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of our common stock on September 30, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Estimated weighted-average grant-date fair value of the options vested	$1.96	$0.07	$1.26	$0.24
Estimated weighted-average grant-date fair value of common stock underlying options granted	$14.17	$0.35	$5.82	$0.34
Stock Options granted to Employees with Service-Based Vesting Conditions Valuation Assumptions
The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in years)	5.3-6.3	6.0-6.1	5.3-6.3	6.0-6.1
Volatility	73.8%-75.3%	80.7%-93.0%	73.8%-77.0%	80.7%-93.0%
Risk-free interest rate	1.6%-1.8%	2.0%	1.5%-1.8%	1.9%-2.1%
Dividend yield	—	—	—	—

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

Stock Options Granted to Non-employees with Service-Based Vesting Conditions Valuation Assumptions
Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in years)	4.0-9.7	5.0-9.4	4.0-9.9	5.0-9.9
Volatility	73.4%-88.2%	79.7%-88.1%	73.4%-88.2%	77.6%-88.1%
Risk-free interest rate	0.8%-2.5%	0.9%-2.6%	0.8%-2.7%	0.9%-2.7%
Dividend yield	—	—	—	—
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
A summary of our non-vested restricted stock for the periods is as follows:

Number of Shares
Balance Outstanding, December 31, 2014	1,121,979
Granted	433,568
Vested	(509,219)
Repurchased by the Company	(73,392)
Balance Outstanding, September 30, 2015	972,936
The restricted common stock granted to an employee is valued using the Black-Scholes-Merton option-pricing model based on the common stock fair value at the time of the grant. For restricted common stock issued to consultants, we remeasure the fair value of the restricted shares as they vest at each reporting period using the Black-Scholes-Merton option-pricing model reflecting the remaining vesting period.
RSAs granted during the three and nine months ended September 30, 2015 and 2014 generally vest over four years, subject to the individual holder's continued service relationship with us.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Estimated weighted-average grant-date fair value of restricted stock issued	$—	$0.33	$2.20	$0.33
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
These awards have dual triggers of vesting based upon the successful achievement of four corporate operating milestones within specified timelines, as well as a requirement for continued employment. When a performance goal is deemed to be probable of achievement, time-based vesting and recognition of stock-based compensation expense commences. In the event any of the corporate operating milestones are not achieved by the specified timelines, such vesting tranche will terminate and no longer be exercisable with respect to that portion of the shares. As of September 30, 2015, we determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost was recognized for the performance-contingent awards.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

The fair value of employee performance-contingent options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in years)	2.4	—	1.8-2.4	—
Volatility	77.2%	—	77.2%-79.1%	—
Risk-free interest rate	0.8%	—	0.5%-0.8%	—
Dividend yield	—%	—	—%	—
The estimated weighted-average grant-date fair value of the performance-contingent restricted stock awarded was $1.38.
Market-Condition Award
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
The fair value of the market-condition award of $0.70 was determined on the grant date utilizing a lattice model that was prepared by a third party valuation firm with an expected term of 2.4 years. In August 2015, we began to recognize compensation costs for this award concurrent with the closing of our IPO.
Stock-Based Compensation Expense
Total stock-based compensation recognized by our research and development function and our general and administrative function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$527	$51	$1,232	$124
General and administrative	347	35	499	58
Total stock-based compensation expense	$874	$86	$1,731	$182
Total stock-based compensation recognized by employees and non-employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee options and restricted stock awards	$534	$81	$1,366	$172
Non-employee options	340	5	365	10
Total stock-based compensation expense	$874	$86	$1,731	$182
Unrecognized Stock-Based Compensation Expense and Weighted-Average Remaining Amortization Period
As of September 30, 2015 the unrecognized stock-based compensation cost, net of expected forfeitures, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows (in thousands, except amortization period):

	Unrecognized Compensation Cost	Weighted-average remaining amortization period (years)
Options	$7,551	3.0
Restricted stock awards	1,285	2.5
ESPP	138	0.3
Total stock-based compensation expense	$8,974

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

7. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the three and nine months ended September 30, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(14,764)	$(5,222)	$(30,775)	$(15,494)
Accretion and dividends on redeemable convertible preferred stock	(787)	(765)	(4,180)	(2,064)
Net loss attributable to common stockholders	$(15,551)	$(5,987)	$(34,955)	$(17,558)
Denominator:
Weighted average common shares outstanding	17,288,610	1,698,066	7,242,559	1,597,282
Net loss per share attributable to common stockholders, basic and diluted	$(0.90)	$(3.53)	$(4.83)	$(10.99)

Since we were in a loss position for all periods presented, diluted net loss per share attributable to common stockholders is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Redeemable convertible preferred stock as converted	—	12,546,619	—	12,546,619
Options to purchase common stock	1,990,473	1,107,168	1,990,473	1,107,168
Restricted stock subject to future vesting	1,171,506	1,258,500	1,171,506	1,258,500
Total	3,161,979	14,912,287	3,161,979	14,912,287
8. Related Party Transactions
Our majority investors are investment funds controlled by Third Rock Ventures, LLC (“TRV”) and two members of our Board of Directors are also partners in TRV. Management and advisory fee expense incurred with TRV was zero for the three months ended September 30, 2015 and $22,000 for the three months ended September 30, 2014, and $65,000 for the nine months ended September 30, 2015 and $318,000 for the nine months ended September 30, 2014 for services which we requested from TRV. Our outstanding payable to TRV was zero as of September 30, 2015 and $14,000 December 31, 2014.
9. License
 In September, 2015, we executed an agreement with the Regents of the University of California, or the Regents, for an exclusive license to those rights the Regents may own in certain patents and patent applications relating to GBT440 and GBT440 analogs, and in exchange have committed to pay a royalty of less than 1% on future net sales. In connection with this agreement we issued 85,714 shares of our common stock with an estimated fair value of $4.5 million, which was recorded in research and development expense in our statement of operations.

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
Overview
We are a biopharmaceutical company dedicated to discovering, developing and commercializing novel therapeutics to treat grievous blood-based disorders. We are developing our initial product candidate, GBT440, as a once-daily, oral therapy for sickle cell disease, or SCD, and are currently evaluating GBT440 in both healthy subjects and SCD patients in a randomized, placebo-controlled, double-blind clinical trial that we characterize as a Phase 1/2 clinical trial. GBT440 targets the underlying mechanism of red blood cell sickling, which we believe provides the potential to treat SCD rather than only its associated symptoms. In addition to GBT440 for the treatment of SCD, we are leveraging our deep scientific expertise in the chemical and biological mechanisms of blood-based disorders to target hypoxemic pulmonary disorders, including idiopathic pulmonary fibrosis, and hereditary angioedema, or HAE. We own or have licensed rights to our product candidate portfolio in the United States, Europe and other major markets.
In December 2014, we initiated our randomized, placebo-controlled, double-blind, single and multiple ascending dose Phase 1/2 clinical trial of GBT440 in healthy subjects and patients with SCD. In this trial, which is designed to enroll between 96 and 128 subjects across at least 12 cohorts, we are evaluating the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, of GBT440, as well as exploratory markers of SCD activity, including anti-hemolytic effects and SCD-related clinical effects. In our ongoing Phase 1/2 clinical trial, GBT440 demonstrated clinical proof of concept in the first cohort of SCD patients. Beyond SCD, we plan to develop GBT440 as a potential therapeutic for acute and chronic hypoxemic pulmonary disorders, including idiopathic pulmonary fibrosis, or IPF, and acute respiratory distress syndrome, or ARDS, where hypoxia is believed to play a key role in disease pathogenesis and adverse patient outcomes. Additionally, we have nominated for IND-enabling toxicology studies a novel, small molecule, orally available kallikrein inhibitor product candidate for the prevention of angioedema attacks associated with HAE.
Since our inception in 2011, we have devoted substantially all of our resources to identifying and developing our product candidates, including conducting clinical trials and preclinical studies and providing general and administrative support for these operations. Prior to our initial public offering, or IPO, we had funded our operations primarily from the issuance and sale of redeemable convertible preferred stock. In August 2015, we completed our IPO pursuant to which we issued 6,900,000 shares of our common stock at a price of $20.00 per share, which included 900,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received $126.2 million from the IPO, net of underwriting discounts and commissions, and offering expenses incurred by us.
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $14.8 million and $5.2 million for the three months ended September 30, 2015 and 2014, respectively, and $30.8 million and $15.5 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 we had an accumulated deficit of $82.9 million. To date, we have not generated any revenue. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of September 30, 2015, we had $158.5 million of cash and cash equivalents.

Recent Developments
The Regents of the University of California License Agreement
 In September 2015, we executed an agreement with the Regents of the University of California, or the Regents, for an exclusive license to those rights the Regents may own in certain patents and patent applications relating to GBT440 and GBT440 analogs, and in exchange have committed to pay a royalty of less than 1% on future net sales. We are solely responsible, in consultation with the Regents, for preparing, filing, prosecuting and maintaining these patents and patent applications.
Results of Operations
Comparison of the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
	(in thousands, except percentages)
Operating expenses:
Research and development	$12,106	$4,069	$8,037	198%
General and administrative	2,669	1,109	1,560	141%
Related party expenses	—	22	(22)	(100)%
Total operating expenses	14,775	5,200	9,575	184%
Loss from operations	(14,775)	(5,200)	(9,575)	184%
Change in fair value of Series A redeemable convertible preferred stock liability	—	(22)	22	(100)%
Interest income	11	—	11	*
Net loss	$(14,764)	$(5,222)	$(9,542)	183%
* Change is not meaningful
Research and development
Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	expenses incurred under agreements with consultants, third-party contract organizations, and investigative clinical trial sites that conduct research and development activities on our behalf;

•	laboratory and vendor expenses related to the execution of preclinical studies and clinical trials;

•	the costs related to production of clinical supplies, including fees paid to contract manufacturers;

•	licensing of intellectual property rights; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.
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
The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
	(in thousands, except percentages)
Research and development expenses:
GBT440 for the treatment of SCD	$9,844	$2,059	$7,785	378%
Oral treatment for HAE	1,871	1,344	527	39%
Other preclinical programs	391	666	(275)	(41)%
Total research and development expenses	$12,106	$4,069	$8,037	198%
Research and development expenses increased by $8.0 million or 198%, to $12.1 million for the three months ended September 30, 2015 from $4.1 million for the three months ended September 30, 2014. The increase was primarily due to increased external expenses related to our SCD program for GBT440 of $7.8 million as we initiated our Phase 1/2 clinical trial in early 2015, licensed intellectual property rights for GBT440 from the Regents, and increased external expenses related to preclinical efforts for our HAE program of $0.5 million. These increases were partially offset by decreases in expenses from other preclinical programs that were deemphasized.
General and administrative
General and administrative expenses consist of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, patent, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies. We expect to incur additional expenses in the future as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, The NASDAQ Global Select Market, additional insurance expenses, investor relations activities and other administrative and professional services.
General and administrative expenses increased by $1.6 million or 141%, to $2.7 million for the three months ended September 30, 2015 from $1.1 million for the three months ended September 30, 2014. The increase was primarily due to an increase of $0.9 million in salaries and benefits and recruiting expenses as we expanded our business management team and a net increase of $0.7 million in other general and administrative expenses, such as professional and consulting services, due to the growth of our operations.
Related party expenses
Related party expenses represent fees for management and advisory services provided by Third Rock Ventures, LLC, or TRV, a related party due to its significant equity ownership.
Related party expenses was zero for the three months ended September 30, 2015 compared to $22,000 for the three months ended September 30, 2014. The decrease was due to a reduction in management services which we requested from TRV as we expanded our internal business management team.
Change in fair value of Series A redeemable convertible preferred stock liability
The change in fair value of Series A redeemable convertible preferred stock liability was zero for the three months ended September 30, 2015 compared to $22,000 for the three months ended September 30, 2014. The change in 2014 is for the increase in fair value of the Series A redeemable convertible preferred stock liability associated with our obligation to issue additional shares of Series A redeemable convertible preferred stock. We issued shares under our final obligation in October 2014, and accordingly, we no longer have an obligation to fair value as of that date.

Comparison of the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
	(in thousands, except percentages)
Operating expenses:
Research and development	$25,257	$12,261	$12,996	106%
General and administrative	5,473	2,618	2,855	109%
Related party expenses	65	318	(253)	(80)%
Total operating expenses	30,795	15,197	15,598	103%
Loss from operations	(30,795)	(15,197)	(15,598)	103%
Change in fair value of Series A redeemable convertible preferred stock liability	—	(297)	297	(100)%
Interest income	20	—	20	*
Net loss	$(30,775)	$(15,494)	$(15,281)	99%
* Change is not meaningful
Research and development
The following table summarizes our research and development expenses incurred during the respective periods:

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
	(in thousands, except percentages)
Research and development expenses:
GBT440 for the treatment of SCD	$19,144	$6,690	$12,454	186%
Oral treatment for HAE	5,133	3,664	1,469	40%
Other preclinical programs	980	1,907	(927)	(49)%
Total research and development expenses	$25,257	$12,261	$12,996	106%
Research and development expenses increased by $13.0 million or 106%, to $25.3 million for the nine months ended September 30, 2015 from $12.3 million for the nine months ended September 30, 2014. The increase was primarily due to increased external expenses related to our SCD program for GBT440 of $12.5 million as we initiated our Phase 1/2 clinical trial in early 2015, licensed intellectual property rights for GBT440 from the Regents, and, to a lesser extent, increased external expenses related to preclinical efforts for our HAE program of $1.5 million. These increases were partially offset by decreases in expenses from other preclinical programs that were deemphasized.
General and administrative
General and administrative expenses increased by $2.9 million or 109%, to $5.5 million for the nine months ended September 30, 2015 from $2.6 million for the nine months ended September 30, 2014. The increase was primarily due to an increase of $1.6 million in salaries and benefits and recruiting expenses as we expanded our business management team and a net increase of $1.3 million in other general and administrative expenses, such as professional and consulting services, due to the growth of our operations.
Related party expenses
Related party expenses decreased by $0.3 million or 80%, to $0.1 million for the nine months ended September 30, 2015 from $0.3 million for the nine months ended September 30, 2014. The decrease was primarily due to a reduction in management services which we requested from TRV as we expanded our internal business management team.

Change in fair value of Series A redeemable convertible preferred stock liability
The change in fair value of Series A redeemable convertible preferred stock liability was zero for the nine months ended September 30, 2015 compared to $0.3 million for the nine months ended September 30, 2014. The change in 2014 is for the increase in fair value of the Series A redeemable convertible preferred stock liability associated with our obligation to issue additional shares of Series A redeemable convertible preferred stock. We issued shares under our final obligation in October 2014, and accordingly, we no longer have an obligation to fair value as of that date.
Liquidity, Capital Resources and Plan of Operations
We are not profitable and have incurred losses/negative cash flows from operations each year since our inception. Prior to our IPO, our operations were financed primarily by net proceeds from the sale and issuance of convertible preferred stock. In August 2015, we completed our IPO pursuant to which we issued 6,900,000 shares of our common stock at a price to the public of $20.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received proceeds of $126.2 million, net of underwriting discounts and commissions, and offering expenses incurred by us. As of September 30, 2015, we had $158.5 million in cash and cash equivalents.
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We believe that our existing capital resources will be sufficient to fund our planned operations until mid-2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance GBT440 through clinical development, to develop other potential product candidates from our research programs and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:

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

•
our ability to advance our other programs, including our program for the development of an orally available kallikrein inhibitor for the prevention of angioedema attacks associated with HAE, through preclinical and clinical development, and the timing and scope of these development activities;

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(unaudited, in thousands)
Cash used in operating activities	$(21,243)	$(14,752)
Cash used in investing activities	(775)	(194)
Cash provided by financing activities	128,446	15,411
Net increase in cash and cash equivalents	$106,428	$465
Cash flows from operating activities
Cash used in operating activities for the nine months ended September 30, 2015 was $21.2 million, consisting of a net loss of $30.8 million, which was partially offset by non-cash charges of $4.5 million for the fair value of stock issued for the Regents license, $1.7 million for stock-based compensation and $0.6 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $1.9 million in our accrued expenses related to our ongoing Phase 1/2 clinical trial of GBT440, an increase of $0.9 million in accounts payable due to an increase in our research and development activities, and an increase of $0.6 million in accrued compensation primarily related to additional headcount, which was partially offset by an increase of $0.5 million in our prepaid expenses primarily related to corporate insurance.
Cash used in operating activities for the nine months ended September 30, 2014 was $14.8 million, consisting of a net loss of $15.5 million, which was offset primarily by non-cash charges of $0.5 million for depreciation and amortization expense, $0.3 million for remeasurement of our Series A redeemable convertible preferred stock liability and $0.2 million for stock-based compensation. The change in our net operating assets and liabilities was due to a decrease of $0.2 million in accrued expenses due to the nature and timing of services being performed, a decrease of $0.1 million in fees due to a related party for management and advisory services, and an increase of $0.1 million in prepaid expenses, partially offset by an increase of $0.1 million in accrued compensation expenses related to additional headcount.
Cash flows from investing activities
Cash used in investing activities for the nine months ended September 30, 2015 and 2014 was related to our purchase of property and equipment for our office and laboratory facility.
Cash flows from financing activities
Cash provided by financing activities for the nine months ended September 30, 2015 was primarily from net proceeds from the issuance of common stock of $126.4 million and from proceeds from the issuance of restricted stock awards of $2.1 million.
Cash provided by financing activities for the nine months ended September 30, 2014 was related to net proceeds from the issuance of redeemable convertible preferred stock of $15.0 million and proceeds from the issuance of restricted stock awards of $0.4 million.
Contractual Obligations and Other Commitments
There have been no material changes outside the ordinary course of our business related to our contractual obligations during the nine months ended September 30, 2015, as compared to those disclosed in our Prospectus.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents of $158.5 million as of September 30, 2015 and $52.1 million as of December 31, 2014, which consist of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of September 30, 2015 and December 31, 2014.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Vice President of Finance and Administration, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Vice President, Finance and Administration have concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness described below.
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
We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the nine months ended September 30, 2015 and 2014 were $30.8 million and $15.5 million, respectively. As of September 30, 2015, we had an accumulated deficit of $82.9 million. We have not generated any revenue since our inception, and have financed our operations solely through the sale of equity securities and convertible debt. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

•	continue to advance GBT440 in clinical development;

•
establish and maintain manufacturing and supply relationships with third parties that can provide adequate supplies (in amount and quality) of GBT440 to support further clinical development and, if approved, commercialization;

•	seek and obtain regulatory and marketing approvals for GBT440;

•	build a sales and marketing organization or enter into selected collaborations to commercialize GBT440, if approved;

•
advance our other programs, including our program for the development of an orally available kallikrein inhibitor for the prevention of angioedema attacks associated with HAE, through preclinical development and commence clinical development activities for any additional product candidates we may identify; and

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
We are currently advancing GBT440 through clinical development and conducting preclinical research activities in our other programs. Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance GBT440 and other product candidates that we may identify and pursue in clinical trials. As of September 30, 2015 and December 31, 2014, we had working capital of $154.2 million and $51.1 million, respectively and capital resources consisting of cash and cash equivalents of $158.5 million and $52.1 million, respectively. Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully complete the development, regulatory approval process and commercialization of GBT440 and any future product candidates.
In August 2015 we sold 6,900,000 shares of common stock in an initial public offering, the net proceeds of which totaled $126.2 million, after deducting underwriting discounts and commissions and estimated offering expenses. We expect that the net proceeds from this offering, together with our existing cash and cash equivalents, will be sufficient to fund our operations through mid-2017. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize GBT440 and other product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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

•
our ability to advance our other programs, including our program for the development of an orally available kallikrein inhibitor for the prevention of angioedema attacks associated with HAE, through preclinical and clinical development, and the timing and scope of these development activities;

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
GBT440 is currently our only product candidate to have advanced into what we characterize as a Phase 1/2 clinical trial, and it may be years before GBT can advance into a pivotal study, if at all. All of our other programs are in an early stage of research and development. Although we have nominated for Investigational New Drug application, or IND, enabling toxicology studies a novel, small molecule, orally available kallikrein inhibitor product candidate for the prevention of angioedema attacks associated with HAE, the data generated in these studies may not be adequate to support the filing of an IND or for clinical evaluation, and we have not yet selected any other product candidates that would enable the filing of an IND. We cannot be certain that GBT440 will be successful in clinical trials or receive regulatory approval. If we do not receive regulatory approval for, or otherwise fail to successfully commercialize, GBT440 or any other product candidate, we may need to spend significant additional time and resources to identify other product candidates, advance them through preclinical and clinical development and apply for regulatory approvals, which would adversely affect our business, prospects, financial condition and results of operations.

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
Before we can submit an NDA to the FDA for GBT440, we must successfully complete our ongoing clinical trial and one or more additional larger clinical trials. The FDA typically requires at least two pivotal, well-controlled clinical trials as a condition to the submission of an NDA and does not consider a single clinical trial to be adequate to serve as a pivotal trial. The FDA will typically only consider relying on one pivotal trial if, in addition, other well-controlled studies of the drug exist (for example, for other dosage forms or in other populations) or if the pivotal trial is a multi-center trial that provides highly reliable and statistically strong evidence of an important clinical benefit, such as effect on survival, organ function or patient reported outcomes and a confirmatory study would have been difficult to conduct on ethical grounds. Although we characterize our current clinical trial of GBT440 as a Phase 1/2 clinical trial because it is designed to evaluate exploratory endpoints that we believe may be clinically relevant to SCD patients, it is possible that, even if we achieve favorable results in our first clinical trial of GBT440, the FDA may require us to conduct an additional clinical trial, possibly involving a larger sample size or a different clinical trial design, before we can initiate a pivotal trial. The FDA may also require that we conduct additional toxicology studies before evaluating GBT440 in longer term clinical trials or a longer follow-up period of subjects treated with GBT440 prior to accepting an NDA submission.
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
Clinical trials by their nature utilize a sample of the potential patient population. Our Phase 1/2 clinical trial of GBT440 is designed to enroll between 96 and 128 subjects. We have only observed data from subjects treated with GBT440 at a limited duration of exposure in the trial to date. Accordingly, any rare and severe side effects of GBT440 may be uncovered only in later stages of our Phase 1/2 trial or only in any larger, subsequent trials that we may conduct. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. In particular, the development of tucaresol, a hemoglobin-modifying compound that was observed to have anti-hemolytic and anti-sickling effects in SCD patients, was discontinued by Burroughs Wellcome & Co. due to immune-related side effects. While GBT440 is structurally distinct from tucaresol and we have not observed any immune-related side effects of the same nature as tucaresol in our data to date for GBT440, it is possible that GBT440, which also binds to hemoglobin molecules, may result in similar or additional side effects. Moreover, a preclinical toxicology study with GBT440 in non-humans and clinical trials involving other hemoglobin modifiers have shown a decrease in oxygen delivery to tissue when the percentage of modified hemoglobin is significant. Hemoglobin modifiers, by increasing HbS’s affinity for oxygen, can cause a shift in oxygen levels, potentially resulting in tissue hypoxia. If GBT440 or any product candidates that we may develop are associated with tissue hypoxia or undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which could adversely affect our business, prospects, financial condition and results of operations.
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
In October 2015, the FDA designated our investigation of GBT440 for the treatment of SCD as a Fast Track development program. Fast Track is a process designated to facilitate the development and expedite the review of drugs to treat serious conditions and that demonstrate the potential to address an unmet medical need. While Fast Track designation may provide more frequent access and communication with the FDA, it does not ensure that regulatory approval for GBT440 will occur on an expedited basis. Furthermore, access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for Fast Track or any other expedited review procedure does not ensure that we will ultimately obtain regulatory approval for GBT440 or any other product candidate that we may develop in a timely manner, or at all.
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
We jointly own certain patents and patent applications with third parties.  In the absence of an agreement with each co-owner of jointly owned patent rights, we will be subject to default rules pertaining to joint ownership. Some countries require the consent of all joint owners to exploit, license or assign jointly owned patents, and if we are unable to obtain that consent from the joint owners, we may be unable to exploit the invention or to license or assign our rights under these patents and patent applications in those countries.  For example, in September 2015 we secured exclusive rights from the Regents of the University of California, or the Regents, for certain patents and patent applications that they may own related to GBT 440 and GBT 440 analogs. To the extent that the Regents may be a co-owner of any of these patents and patent applications, some countries will require the consent of our other co-owner(s) to our agreement with the Regents and the consent of the Regents to our agreements with our other co-owner(s). Additionally, in the United States, each co-owner may be required to be joined as a party to any claim or action we may wish to bring to enforce these patent rights, which may limit our ability to pursue third party infringement claims.
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
Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative and political changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, drug prices are under significant scrutiny in the markets in which our products may be sold, and drug pricing and other healthcare costs continue to be subject to intense political and social pressures which we anticipate will continue and escalate on a global basis. As a result, our business and reputation may be harmed, our stock price may be adversely impacted and experience periods of volatility, we may have difficulty raising funds and our results of operations may be adversely impacted.
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
Our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 68% of our outstanding voting stock as of November 5, 2015, based on the latest publicly available information. These stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
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
 In September 2015, we executed an agreement with the Regents of the University of California, or the Regents, for an exclusive license to those rights the Regents may own in certain patents and patent applications relating to GBT440 and GBT440 analogs. In connection with this agreement we issued the following unregistered shares of common stock in partial consideration for the license granted to us by the Regents:

•	On September 3, 2015, we issued 55,714 shares of common stock to an entity.

•	On September 3, 2015, we issued 15,000 shares of common stock to an individual.

•	On September 5, 2015, we issued 15,000 shares of common stock to an individual.
These shares were deemed to be issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. There were no underwriters involved in the offer and issuance of these shares.

c)	Repurchases of Shares or of Company Equity Securities
During the three months ended September 30, 2015, we repurchased the following shares of common stock:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(in thousands, except per share amounts)
July 1, 2015 through July 31, 2015	964	$0.49	—	—
August 1, 2015 through August 31, 2015	—	$—	—	—
September 1, 2015 through September 30, 2015	—	$—	—	—
Total	964	$0.49	—	—
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

Global Blood Therapeutics, Inc.

Date:	November 12, 2015	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 12, 2015	By:	/s/ John Schembri
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