Form 10-Q
period 2016-03-31
Global Blood Therapeutics, Inc.
filed 2016-05-12
CIK 1629137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2016, there were 30,531,425 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$133,984	$148,502
Prepaid expenses	1,907	1,222
Other assets, current	647	1,096
Total current assets	136,538	150,820
Property and equipment, net	2,293	2,114
Restricted cash	140	140
Total assets	$138,971	$153,074
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,295	$3,361
Accrued liabilities	4,738	4,400
Accrued compensation	1,715	2,242
Other liabilities, current	747	720
Total current liabilities	11,495	10,723
Other liabilities, noncurrent	1,354	1,556
Total liabilities	12,849	12,279
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of March 31, 2016 (unaudited) and December 31, 2015, respectively; 29,536,449 and 29,359,800 shares issued and outstanding as of March 31, 2016 (unaudited) and December 31, 2015, respectively	30	29
Additional paid-in capital	241,157	239,231
Accumulated deficit	(115,065)	(98,465)
Total stockholders’ equity	126,122	140,795
Total liabilities and stockholders’ equity	$138,971	$153,074
See accompanying notes to unaudited interim condensed financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$12,415	$6,069
General and administrative	4,302	1,298
Related party expenses	—	53
Total operating expenses	16,717	7,420
Loss from operations	(16,717)	(7,420)
Interest income	117	3
Net loss and comprehensive loss	$(16,600)	$(7,417)
Net loss attributable to common stockholders	$(16,600)	$(8,657)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(4.22)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	29,441,404	2,052,874
See accompanying notes to unaudited interim condensed financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,600)	$(7,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	242	183
Loss on disposal of fixed assets	—	18
Stock-based compensation	1,267	322
Changes in operating assets and liabilities:
Prepaid expenses	(685)	378
Other assets, current	(3)	(362)
Accounts payable	867	334
Payable due to related party	—	39
Accrued liabilities	814	754
Accrued compensation	(527)	(305)
Other liabilities	(9)	(5)
Net cash used in operating activities	(14,634)	(6,061)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(378)	(169)
Net cash used in investing activities	(378)	(169)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred offering costs	—	(67)
Proceeds from issuance of restricted stock awards	—	45
Repurchase of unvested restricted stock awards	—	(17)
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	494	—
Net cash provided by (used in) financing activities	494	(39)
Net decrease in cash and cash equivalents	(14,518)	(6,269)
Cash and cash equivalents at beginning of period	148,502	52,069
Cash and cash equivalents at end of period	$133,984	$45,800
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Accretion of Series A and Series B redeemable convertible preferred stock	$—	$1,240
Accrued purchase of property and equipment	$43	$356
Accrued offering costs	$—	$620
See accompanying notes to unaudited interim condensed financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

1. Organization and Basis of Presentation
Global Blood Therapeutics Inc. (the “Company”, “we”, “us”, and “our”) was incorporated in Delaware in February 2011 and commenced operations in May 2012. We are a clinical-stage biopharmaceutical company dedicated to discovering, developing and commercializing novel therapeutics to treat grievous blood-based disorders with significant unmet needs. Our primary activities have been establishing our facilities, recruiting personnel, conducting development of our product candidates, including clinical trials, and raising capital. Our principal operations are based in South San Francisco, California, and we operate in one segment.
Need for Additional Capital
In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our research and development activities. Since inception through March 31, 2016, we have incurred cumulative net losses of $115.1 million. We expect to incur additional losses in the future to conduct product research and development and we recognize the need to raise additional capital to fully implement our business plan. We intend to raise such capital through the issuance of additional equity, and potentially through borrowings, and strategic alliances with partner companies. However, if such financing is not available at adequate levels, we will need to reevaluate our operating plans. We believe that our existing cash and cash equivalents will be sufficient to fund our cash requirements through mid-2017.
2. Summary of Significant Accounting Policies
Basis of Preparation
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2015 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year.
The accompanying interim unaudited condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K, filed with the SEC on March 29, 2016.
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

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

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
Net Loss per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. The net loss attributable to common stockholders is calculated by adjusting our net loss for the accretion and dividends on redeemable convertible preferred stock. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since the effects of potentially dilutive securities are antidilutive given our net loss.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

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
In February 2016, the FASB issued Accounting Standards Update, or ASU No. 2016-02, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the impact the adoption of this new standard will have on our financial position or results of operations.
In March 2016, the FASB issued ASU No. 2016-09. The new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently in the process of evaluating the impact the adoption of this new standard will have on our financial position or results of operations and have not elected to early adopt the amendments.
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
Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$134,124	$—	$—	$134,124
Total financial assets	$134,124	$—	$—	$134,124

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$148,642	$—	$—	$148,642
Total financial assets	$148,642	$—	$—	$148,642
Our financial instruments consist of Level 1 assets. Where quoted prices for identical assets are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds, which as of March 31, 2016 and December 31, 2015 includes $140,000 of funds that are collateral for our facility lease that are included within restricted cash. There were no unrealized gains and losses in our investments in these money market funds.
4. Balance Sheet Components
Property and Equipment
Property and equipment consists of the following:

(in thousands)	March 31, 2016	December 31, 2015
Laboratory equipment	$3,275	$3,151
Computer equipment	930	596
Leasehold improvements	348	340
Construction-in-progress	84	129
Total property and equipment	4,637	4,216
Less: accumulated depreciation and amortization	(2,344)	(2,102)
Property and equipment, net	$2,293	$2,114
Accrued liabilities
Accrued liabilities consist of the following:

(in thousands)	March 31, 2016	December 31, 2015
Accrued clinical and manufacturing expenses	$4,089	$4,025
Accrued professional and consulting services	646	287
Other	3	88
Total accrued liabilities	$4,738	$4,400
Other liabilities, noncurrent
Other noncurrent liabilities consist of the following:

(in thousands)	March 31, 2016	December 31, 2015
Restricted shares subject to repurchase, noncurrent	$1,278	$1,470
Deferred rent, noncurrent	76	86
Total other liabilities, noncurrent	$1,354	$1,556

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

5. Stockholders’ Equity
Common Stock
We have reserved the following shares of common stock for issuance as follows:

March 31, 2016
Restricted shares subject to future vesting	992,176
Options issued and outstanding	2,487,374
Options available for future grants	2,379,284
Employee stock purchase plan	112,100
Total common stock reserved for issuance	5,970,934
Restricted Stock
In May 2012, we issued 1,345,709 shares of restricted common stock to founders at $0.0035 per share, all of which are fully vested as of March 31, 2016. Under the related stock purchase agreements, we have the right to repurchase the common stock which right lapses according to individual vesting schedules. In addition, we have issued restricted stock awards to employees under our 2012 Stock Option and Grant Plan (the "2012 Plan"). Under the related stock purchase agreements, we have the right to repurchase the common stock at the lower of fair market value and the stockholders’ original purchase price which right lapses according to individual vesting schedules.
In order to vest, the holders are required to provide continued service to us. Upon vesting, the appropriate amounts are transferred from liabilities to additional paid in capital. If the employment or other service relationship of the holder of any unvested restricted common stock is terminated for any reason, we have the right to repurchase the unvested shares at the lower of fair market value or the stockholder’s original purchase price. As such, the shares subject to future vesting are not deemed outstanding for accounting purposes until the shares vest.
Restricted shares subject to repurchase and related liability were as follows:

(in thousands except share data)	March 31, 2016	December 31, 2015
Restricted shares subject to repurchase:
Shares issued to founders	—	6,250
Shares issued pursuant to the 2012 Stock Option and Grant Plan	992,176	1,091,038
Total restricted shares subject to repurchase	992,176	1,097,288

Liability pertaining to restricted shares subject to repurchase
Other liabilities, current	703	677
Other liabilities, noncurrent	1,278	1,470
Total liabilities pertaining to shares subject to repurchase	$1,981	$2,147
6. Stock-based Awards
Equity Incentive Plans
In July 2015, we adopted the 2015 Stock Option and Incentive Plan (the “2015 Plan”). Under the 2015 Plan, 1,430,000 shares of our common stock were initially reserved for the issuance of stock options, restricted stock, and other equity-based awards to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by our stockholders. The 2015 Plan also provides for automatic annual increases in the number of shares reserved for future issuance. As of March 31, 2016, there were 2,379,284 shares available for us to grant under the 2015 Plan.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

In 2012, we adopted the 2012 Plan under which the Board of Directors was authorized to grant incentive stock options to employees, including officers and members of the Board of Directors who are also employees of ours, and non-statutory stock options (options that do not qualify as incentive options) and/or our restricted stock and other equity-based awards to employees, officers, directors, or consultants of ours. Upon adoption of the 2015 Plan, no new awards or grants are permitted under the 2012 Plan.
Employee Stock Purchase Plan
In July 2015, we adopted the 2015 Employee Stock Purchase Plan (the “2015 ESPP”). Under the 2015 ESPP, 50,000 shares of our common stock have been initially reserved for employee purchases of our common stock under terms and provisions established by the Board of Directors and approved by our stockholders. The 2015 ESPP also provides for automatic annual increases in the number of shares reserved for future issuance.
Stock Option Awards
The following summarizes option activity under the 2015 Plan and the 2012 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance Outstanding, December 31, 2015	2,058,787	$8.71	9.0
Options granted	606,425	$15.09
Options exercised	(42,266)	$0.53
Options canceled	(135,572)	$22.10
Balance Outstanding, March 31, 2016	2,487,374	$9.67	9.0	$21,586
Exercisable, March 31, 2016	482,249	$3.96	8.2	$6,131
Vested and expected to vest, March 31, 2016	2,334,962	$9.50	9.0	$20,555
Stock Options Granted to Employees with Service-Based Vesting Conditions Valuation Assumptions
The fair values of stock options granted to employees were calculated using the following assumptions:

Three Months Ended March 31,
	2016	2015
Expected term (in years)	5.8-6.1	6.0-6.1
Volatility	79.4%-81.0%	75.9%-77.0%
Risk-free interest rate	1.3%-1.9%	1.5%-1.7%
Dividend yield	—	—

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
These awards have dual triggers of vesting based upon the successful achievement of four corporate operating milestones within specified timelines, as well as a requirement for continued employment. When a performance goal is deemed to be probable of achievement, time-based vesting and recognition of stock-based compensation expense commences. In the event any of the corporate operating milestones are not achieved by the specified timelines, such vesting tranche will terminate and no longer be exercisable with respect to that portion of the shares. During the first quarter ended March 31, 2016, the Compensation Committee of our Board of Directors determined that the achievement of one of the corporate operating milestones was met; accordingly, shares associated with this milestone vested and, as a result, $100,000 of compensation cost was recognized for the performance-contingent awards.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

Market-Condition Award
On April 9, 2015, our Board of Directors granted a market-condition award to our Chief Executive Officer of 99,285 shares of restricted common stock. The market-condition award does not vest until our market capitalization (determined based on the number of shares of common stock outstanding multiplied by the closing market price for our common stock as reported on NASDAQ) exceeds at least $2.0 billion for 20 consecutive trading days on or before the date twenty-four (24) months after the closing of our initial public offering, or IPO.
The fair value of the market-condition award of $0.70 was determined on the grant date utilizing a lattice model that was prepared by a third party valuation firm with an expected term of 2.4 years. In August 2015, we began to recognize compensation costs for this award concurrent with the closing of our IPO.
Stock-Based Compensation Expense
Total stock-based compensation recognized by function was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$545	$265
General and administrative	722	57
Total stock-based compensation expense	$1,267	$322
Total stock-based compensation recognized for employees and non-employees was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Employee options and restricted stock awards	$1,200	$293
Non-employee options	67	29
Total stock-based compensation expense	$1,267	$322
Unrecognized Stock-Based Compensation Expense and Weighted-Average Remaining Amortization Period
As of March 31, 2016 the unrecognized stock-based compensation cost, net of expected forfeitures, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows (in thousands, except amortization period):

	Unrecognized Compensation Cost	Weighted-average remaining amortization period (years)
Options	$14,022	2.9
Restricted stock awards	828	2.3
ESPP	215	0.2
Total unrecognized stock-based compensation expense	$15,065

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Financial Statements

7. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the three months ended March 31, 2016 and 2015, respectively (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(16,600)	$(7,417)
Accretion and dividends on redeemable convertible preferred stock	—	(1,240)
Net loss attributable to common stockholders	$(16,600)	$(8,657)
Denominator:
Weighted average common shares outstanding	29,441,404	2,052,874
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(4.22)

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

	Three Months Ended March 31,
	2016	2015
Redeemable convertible preferred stock as if converted	—	19,746,614
Options to purchase common stock	2,487,374	1,190,051
Restricted stock subject to future vesting	992,176	985,338
2015 ESPP	58,921	—
Total	3,538,471	21,922,003
8. Related Party Transactions
Our largest investors include investment funds controlled by Third Rock Ventures, LLC (“TRV”) and two members of our Board of Directors are also partners in TRV. Management and advisory fee expense incurred with TRV was zero for the three months ended March 31, 2016 and $53,000 for the three months ended March 31, 2015.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2016, or our Annual Report.
This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements.
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
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $16.6 million and $7.4 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 we had an accumulated deficit of $115.1 million. To date, we have not generated any revenue. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of March 31, 2016, we had $134.0 million of cash and cash equivalents.

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
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
Results of Operations
Comparison of the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		$ Change	% Change
	2016	2015
	(in thousands, except percentages)
Operating expenses:
Research and development	$12,415	$6,069	$6,346	105%
General and administrative	4,302	1,298	3,004	231%
Related party expenses	—	53	(53)	(100)%
Total operating expenses	16,717	7,420	9,297	125%
Loss from operations	(16,717)	(7,420)	(9,297)	125%
Interest income	117	3	114	*
Net loss	$(16,600)	$(7,417)	$(9,183)	124%
* Change is not meaningful
Research and development
Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	expenses incurred under agreements with consultants, third-party contract organizations, and investigative clinical trial sites that conduct research and development activities on our behalf;

•	laboratory and vendor expenses related to the execution of preclinical studies and clinical trials;

•	the costs related to production of clinical supplies, including fees paid to contract manufacturers;

•	licensing of intellectual property rights; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.
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
The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended March 31,		$ Change	% Change
	2016	2015
	(in thousands, except percentages)
Research and development expenses:
GBT440 for the treatment of SCD	$7,431	$4,316	$3,115	72%
Oral treatment for HAE	2,529	1,481	1,048	71%
IPF and other preclinical programs	2,455	272	2,183	803%
Total research and development expenses	$12,415	$6,069	$6,346	105%
Research and development expenses increased by $6.3 million or 105%, to $12.4 million for the three months ended March 31, 2016 from $6.1 million for the three months ended March 31, 2015. The increase was primarily due to increased external expenses related to our SCD program for GBT440 of $3.1 million as we advanced our Phase 1/2 clinical trial in early 2016, along with an increase in activity for other preclinical projects of $2.2 million and an increase in external expenses related to preclinical efforts for our HAE program of $1.0 million.
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
General and administrative expenses increased by $3.0 million or 231%, to $4.3 million for the three months ended March 31, 2016 from $1.3 million for the three months ended March 31, 2015. The increase was primarily due to an increase of $1.6 million in salaries and benefits, including $0.7 million of related stock-based compensation expense, as a result of our hiring additional personnel and an increase of $1.4 million in professional and consulting services due to our transitioning to a public company from a private company.
Related party expenses
Related party expenses represent fees for management and advisory services provided by Third Rock Ventures, LLC, or TRV, a related party due to its significant equity ownership.
Related party expenses was zero for the three months ended March 31, 2016 compared to $53,000 for the three months ended March 31, 2015. The decrease was due to a reduction in management services which we requested from TRV as we expanded our internal business management team.
Liquidity, Capital Resources and Plan of Operations
We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. Prior to our IPO, our operations were financed primarily by net proceeds from the sale and issuance of convertible preferred stock. In August 2015, we completed our IPO pursuant to which we issued 6,900,000 shares of our common stock at a price to the public of $20.00 per share. We received proceeds of $126.2 million, net of underwriting discounts and commissions, and offering expenses incurred by us. As of March 31, 2016, we had $134.0 million in cash and cash equivalents.

Our primary use of cash is to fund operations, which consist primarily of research and development expenditures. Cash used to fund operations is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(unaudited, in thousands)
Cash used in operating activities	$(14,634)	$(6,061)
Cash used in investing activities	(378)	(169)
Cash provided by (used in) financing activities	494	(39)
Net decrease in cash and cash equivalents	$(14,518)	$(6,269)

Cash flows from operating activities
Cash used in operating activities for the three months ended March 31, 2016 was $14.6 million, consisting of a net loss of $16.6 million, which was partially offset by non-cash charges of $1.3 million for stock-based compensation and $0.2 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $0.9 million in accounts payable due to timing of payments, an increase of $0.8 million in our accrued liabilities related to the growth of our business as a public company requiring greater legal and regulatory expenses, a decrease of $0.5 million in accrued compensation due to the timing of annual employee bonus payments and a decrease of $0.7 million in our prepaid expenses related to advance payments made in connection with our Phase 1/2 clinical trial of GBT 440 and deposits for the manufacturing of clinical trial materials.
Cash used in operating activities for the three months ended March 31, 2015 was $6.1 million, consisting of a net loss of $7.4 million, which was partially offset by non-cash charges of $0.3 million for stock-based compensation and $0.2 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $0.4 million in prepaid expenses for the advance payments made in connection with our Phase 1/2 clinical trial of GBT 440 and deposits for the manufacturing of clinical trial materials, an increase of $0.3 million in accounts payable and an increase of $0.8 million in accrued liabilities.
Cash flows from investing activities
Cash used in investing activities for the three months ended March 31, 2016 and 2015 was related to our purchase of property and equipment for our office and laboratory facility.
Cash flows from financing activities
Cash provided by financing activities for the three months ended March 31, 2016 was primarily from net proceeds of $0.5 million from the issuance of common stock to participants in the employee stock purchase plan.
Cash used in financing activities for the three months ended March 31, 2015 was primarily related to cash paid for deferred offering costs offset by proceeds from the issuance of restricted stock awards.
Off-Balance Sheet Arrangements
As of March 31, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
Contractual Obligations and Other Commitments
There have been no material changes outside the ordinary course of our business related to our contractual obligations during the three months ended March 31, 2016, as compared to those disclosed in our Annual Report.
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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation. The new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently in the process of evaluating the impact the adoption of this new standard will have on our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents of $134.0 million as of March 31, 2016 and $148.5 million as of December 31, 2015, which consist of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of March 31, 2016 and December 31, 2015.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any material litigation or other material legal proceedings.
Item 1A. Risk Factors.
This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our financial statements as of March 31, 2016 and December 31, 2015 and the notes accompanying those financial statements.
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
We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the three months ended March 31, 2016 and 2015 were $16.6 million and $7.4 million, respectively. As of March 31, 2016, we had an accumulated deficit of $115.1 million. We have not generated any revenue since our inception, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

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
We are currently advancing GBT440 through clinical development and conducting preclinical research activities in our other programs. Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance GBT440 and other product candidates that we may identify and pursue in clinical trials. As of March 31, 2016 and December 31, 2015, we had working capital of $125.0 million and $140.1 million, respectively and capital resources consisting of cash and cash equivalents of $134.0 million and $148.5 million, respectively. Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully complete the development, regulatory approval process and commercialization of GBT440 and any future product candidates.
In August 2015 we sold 6,900,000 shares of common stock in our IPO, the net proceeds of which totaled $126.2 million, after deducting underwriting discounts and commissions and offering expenses incurred by us. We expect that our existing cash and cash equivalents will be sufficient to fund our operations through mid-2017. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize GBT440 and other product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit or terminate the clinical development of GBT440 in SCD or one or more of our other research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, prospects, financial condition and results of operations.
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
Applications for GBT440 or any other product candidates we may develop could fail to receive regulatory approval for many reasons, including but not limited to:

•
our inability to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that GBT440 or any other product candidate we may develop is safe and effective for each of its intended indications;

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
We are heavily dependent on the success of our lead product candidate, GBT440, and all of our other programs are still in the preclinical development stage. If we are unable to successfully complete clinical development, obtain regulatory approval for, or commercialize GBT440, or experience delays in doing so, our business will be materially harmed.
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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to the outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical trial site;

•	delays in recruiting a sufficient number of suitable patients to participate in our clinical trials;

•	imposition of a clinical hold by regulatory agencies, after an inspection of our clinical trial operations or study sites;

•	failure by our CROs, other third parties or us to adhere to clinical trial, regulatory or legal requirements;

•	failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory guidelines in other countries;

•	delays in the testing, validation, manufacturing and delivery of sufficient quantities of our product candidates to the clinical sites;

•	delays in having patients complete participation in a study or return for post-treatment follow-up;

•	clinical trial sites or patients dropping out of a trial;

•	failure to address in an adequate or timely manner any patient safety concerns that arise during the course of a trial;

•	unanticipated costs or increases in costs of clinical trials of our product candidates;

•	occurrence of serious adverse events or other safety concerns associated with the product candidate that are viewed to outweigh its potential benefits; or

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.
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
Identifying and qualifying patients to participate in our ongoing and planned clinical trials of GBT440 and any other product candidates that we may develop are critical to our success. Our clinical development efforts are initially focused on rare chronic blood diseases. Accordingly, there are limited patient pools from which to draw for clinical trials. For example, according to CDC estimates, the prevalence of SCD, for which GBT440 is being studied, is 90,000 to 100,000 individuals in the United States. Although genetic screening for SCD is mandatory for newborns in the United States, we may not be able to identify, recruit, and enroll a sufficient number of subjects to complete our clinical trials of GBT440 because of the perceived risks and benefits of GBT440, the availability of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective subjects and the subject referral practices of physicians. Further, if subjects in our clinical trials fail to comply with our dosing regimens, we may not be able to generate clinical data acceptable to the FDA in our trials. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of potential products may be delayed.
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
Although the FDA has granted orphan drug designation to GBT440 for the treatment of SCD, we may apply for orphan drug designation for GBT440 in other jurisdictions or for other indications, or for other product candidates we may develop, and applicable regulatory authorities may not grant us these additional designations. In addition, the exclusivity granted under any orphan drug designations that we have received or may receive may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior, in that it is shown to be safer, more effective or makes a major contribution to patient care. Any inability to secure or maintain orphan drug designation or the exclusivity benefits of this designation would have an adverse impact on our ability to develop and commercialize our product candidates.
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
Risks Related to Our Intellectual Property
If we or our licensors are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize GBT440 and other product candidates that we may pursue may be impaired. Changes in patent policy and rules could impair our ability to protect our products and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
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
Recruiting and retaining qualified scientific and clinical personnel and, if we progress the development of our drug pipeline toward scaling up for commercialization, sales and marketing personnel, will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize our product candidates. Competition to hire qualified personnel in our industry and geographic market is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Furthermore, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.
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
Because we have limited resources, we may forego or delay the pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates, including GBT440, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other partnering arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.
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
Beginning with the annual report on Form 10-K for the fiscal year ending December 31, 2016, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. Once we are no longer an emerging growth company under the JOBS Act or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.
To date, we have never conducted a review of our internal control over financial reporting for the purpose of providing the reports required by Section 404. During the course of our review and testing, we may identify significant deficiencies and be unable to remediate them before we must provide the required reports. If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Select Market or other adverse consequences that would materially harm our business.
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
The market price of our common stock has experienced volatility since our IPO in August 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in our preclinical studies or clinical trials;

•	reports of adverse events in other treatments for SCD or other indications that we may pursue, or clinical trials of such products;

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
Our executive officers, directors, five percent stockholders and their affiliates beneficially own approximately 68.7% of our outstanding voting stock as of May 6, 2016, based on the latest publicly available information. These stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.
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
We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. Our prior equity offerings and other changes in our stock ownership may have resulted in ownership changes. In addition, we have experienced an ownership change as a result of our IPO and may experience subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
We will continue to incur significant costs as a result of operating as a public company, and our management will devote substantial time to compliance initiatives.
As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Global Select Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and pay parity. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We have elected to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Sales of Unregistered Securities
None.

b)	Use of Proceeds from our Initial Public Offering of Common Stock
None.

c)	Repurchases of Shares or of Company Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
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

Global Blood Therapeutics, Inc.

Date:	May 12, 2016	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2016	By:	/s/ Jeffrey Farrow
Jeffrey Farrow
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws.	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

10.1#	Employment Offer Letter Agreement by and between the registrant and Jeffrey Farrow, dated February 19, 2016	8-K	4/4/2016	10.1

10.2#	Senior Executive Cash Incentive Bonus Plan	8-K	1/12/2016	10.1

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents management compensation plan, contract or arrangement.
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