Form 10-Q
period 2016-06-30
Global Blood Therapeutics, Inc.
filed 2016-08-10
CIK 1629137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2016, there were 37,285,412 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$231,910	$148,502
Prepaid expenses	1,637	1,222
Other assets, current	553	1,096
Total current assets	234,100	150,820
Property and equipment, net	2,562	2,114
Restricted cash	140	140
Total assets	$236,802	$153,074
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,815	$3,361
Accrued liabilities	4,838	4,400
Accrued compensation	2,856	2,242
Other liabilities, current	654	720
Total current liabilities	13,163	10,723
Other liabilities, noncurrent	1,232	1,556
Total liabilities	14,395	12,279
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of June 30, 2016 (unaudited) and December 31, 2015	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of June 30, 2016 (unaudited) and December 31, 2015, respectively; 36,055,656 and 29,359,800 shares issued and outstanding as of June 30, 2016 (unaudited) and December 31, 2015, respectively	36	29
Additional paid-in capital	355,111	239,231
Accumulated deficit	(132,740)	(98,465)
Total stockholders’ equity	222,407	140,795
Total liabilities and stockholders’ equity	$236,802	$153,074
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$13,286	$7,082	$25,701	$13,151
General and administrative	4,520	1,506	8,822	2,804
Related party expenses	—	12	—	65
Total operating expenses	17,806	8,600	34,523	16,020
Loss from operations	(17,806)	(8,600)	(34,523)	(16,020)
Interest income	131	6	248	9
Net loss and comprehensive loss	$(17,675)	$(8,594)	$(34,275)	$(16,011)
Net loss attributable to common stockholders	$(17,675)	$(10,747)	$(34,275)	$(19,404)
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(4.84)	$(1.15)	$(9.08)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	30,381,948	2,218,746	29,911,678	2,136,268
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,275)	$(16,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	520	389
Loss on disposal of fixed assets	—	29
Stock-based compensation	2,732	857
Changes in operating assets and liabilities:
Prepaid expenses	(415)	716
Other assets, current	(12)	(57)
Accounts payable	1,189	695
Accrued liabilities	796	1,051
Accrued compensation	614	(65)
Other liabilities	(12)	(7)
Net cash used in operating activities	(28,863)	(12,403)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(955)	(555)
Net cash used in investing activities	(955)	(555)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	112,728	—
Payment of deferred offering costs	—	(588)
Proceeds from issuance of restricted stock awards	—	2,108
Repurchase of unvested restricted stock awards	—	(67)
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	498	11
Net cash provided by financing activities	113,226	1,464
Net increase (decrease) in cash and cash equivalents	83,408	(11,494)
Cash and cash equivalents at beginning of period	148,502	52,069
Cash and cash equivalents at end of period	$231,910	$40,575
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Accretion of Series A and Series B redeemable convertible preferred stock	$—	$3,393
Accrued purchase of property and equipment	$13	$26
Accrued offering costs	$449	$374
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

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
Follow-on Offering
On June 24, 2016, we completed a follow-on offering and issued 6,400,000 shares of common stock at a price of $18.75 per share. In addition, subsequent to the second quarter of 2016, we sold an additional 267,228 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $18.75 per share. We received proceeds of $117.0 million, net of underwriting costs and commissions, and offering expenses.
Need for Additional Capital
In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our research and development activities. Since inception through June 30, 2016, we have incurred cumulative net losses of $132.7 million. We expect to incur additional losses in the future to conduct product research and development and we recognize the need to raise additional capital to fully implement our business plan. We intend to raise such capital through the issuance of additional equity, and potentially through borrowings, and strategic alliances with partner companies. However, if such financing is not available at adequate levels, we will need to reevaluate our operating plans. We believe that our existing cash and cash equivalents will be sufficient to fund our cash requirements for at least the next twelve months.
2. Summary of Significant Accounting Policies
Basis of Preparation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2015 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K, filed with the SEC on March 29, 2016.
Use of Estimates
The preparation of the accompanying unaudited interim condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of costs and expenses during the reporting period. We base our estimates and assumptions on historical experience when available and on various factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results could differ from these estimates under different assumptions or conditions.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.
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

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently in the process of evaluating the impact the adoption of this new standard will have on our financial position or results of operations and have not elected to early adopt the amendment.
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

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$232,050	$—	$—	$232,050
Total financial assets	$232,050	$—	$—	$232,050

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$148,642	$—	$—	$148,642
Total financial assets	$148,642	$—	$—	$148,642
Our financial instruments consist of Level 1 assets. Where quoted prices for identical assets are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds, which as of June 30, 2016 and December 31, 2015 includes $140,000 of funds that are collateral for our facility lease that are included within restricted cash. There were no unrealized gains and losses in our investments in these money market funds.
4. Balance Sheet Components
Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Laboratory equipment	$3,486	$3,151
Computer equipment	961	596
Leasehold improvements	737	340
Construction-in-progress	—	129
Total property and equipment	5,184	4,216
Less: accumulated depreciation and amortization	(2,622)	(2,102)
Property and equipment, net	$2,562	$2,114
Accrued liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued clinical and manufacturing expenses	$3,818	$4,025
Accrued professional and consulting services	1,002	287
Other	18	88
Total accrued liabilities	$4,838	$4,400
Other liabilities, noncurrent
Other noncurrent liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Restricted shares subject to repurchase, noncurrent	$1,171	$1,470
Deferred rent, noncurrent	61	86
Total other liabilities, noncurrent	$1,232	$1,556

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

5. Stockholders’ Equity
Common Stock
We have reserved the following shares of common stock for issuance:

June 30, 2016
Restricted shares subject to future vesting	881,617
Options issued and outstanding	2,662,841
Options available for future grants	2,195,169
Employee stock purchase plan	112,100
Total common stock reserved for issuance	5,851,727
Restricted Stock
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
Restricted shares subject to repurchase and related liability were as follows (in thousands, except share data):

	June 30, 2016	December 31, 2015
Restricted shares subject to repurchase:
Shares issued to founders	—	6,250
Shares issued pursuant to the 2012 Stock Option and Grant Plan	881,617	1,091,038
Total restricted shares subject to repurchase	881,617	1,097,288

Liability pertaining to restricted shares subject to repurchase
Other liabilities, current	598	677
Other liabilities, noncurrent	1,171	1,470
Total liabilities pertaining to shares subject to repurchase	$1,769	$2,147
6. Stock-based Awards
Equity Incentive Plans
In July 2015, we adopted the 2015 Stock Option and Incentive Plan (the “2015 Plan”). Under the 2015 Plan, 1,430,000 shares of our common stock were initially reserved for the issuance of stock options, restricted stock, and other equity-based awards to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by our stockholders. The 2015 Plan also provides for automatic annual increases in the number of shares reserved for future issuance. As of June 30, 2016, there were 2,195,169 shares available for future grants under the 2015 Plan.
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

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Employee Stock Purchase Plan
In July 2015, we adopted the 2015 Employee Stock Purchase Plan (the “2015 ESPP”). Under the 2015 ESPP, 50,000 shares of our common stock were initially reserved for employee purchases of our common stock under terms and provisions established by the Board of Directors and approved by our stockholders. The 2015 ESPP also provides for automatic annual increases in the number of shares reserved for future issuance. As of June 30, 2016, there were 112,100 shares available for issuance under the 2015 ESPP.
Stock Option Awards
The following summarizes option activity under the 2015 Plan and the 2012 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance Outstanding, December 31, 2015	2,058,787	$8.71	9.0
Options granted	842,325	$16.22
Options exercised	(50,914)	$0.52
Options canceled	(187,357)	$24.45
Balance Outstanding, June 30, 2016	2,662,841	$10.13	8.8	$22,779
Exercisable, June 30, 2016	663,990	$4.90	7.9	$8,291
Vested and expected to vest, June 30, 2016	2,454,379	$9.92	8.7	$21,401
Stock Options Granted to Employees with Service-Based Vesting Conditions Valuation Assumptions
The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (in years)	5.3-6.1	5.8-6.1	5.3-6.1	5.8-6.1
Volatility	80.5%-82.3%	74.8%-76.4%	79.4%-82.3%	74.8%-77.0%
Risk-free interest rate	1.1%-1.5%	1.6%-1.8%	1.1%-1.9%	1.5%-1.8%
Dividend yield	—	—	—	—

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
These awards have dual triggers of vesting based upon the successful achievement of four corporate operating milestones within specified timelines, as well as a requirement for continued employment. When a performance goal is deemed to be probable of achievement, time-based vesting and recognition of stock-based compensation expense commences. In the event any of the corporate operating milestones are not achieved by the specified timelines, such vesting tranche will terminate and no longer be exercisable with respect to that portion of the shares. During the six months ended June 30, 2016, the Compensation Committee of our Board of Directors determined that the achievement of one of the corporate operating milestones was met; accordingly, 47,500 shares underlying options and 24,822 shares of restricted stock associated with this milestone vested and, as a result, $100,000 of compensation cost was recognized for the performance-contingent awards.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

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
Stock-Based Compensation Expense
Total stock-based compensation recognized by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$501	$440	$1,046	$705
General and administrative	964	95	1,686	152
Total stock-based compensation expense	$1,465	$535	$2,732	$857
Total stock-based compensation recognized for employees and non-employees was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee options and restricted stock awards	$1,407	$538	$2,607	$832
Non-employee options	58	(3)	125	25
Total stock-based compensation expense	$1,465	$535	$2,732	$857
Unrecognized Stock-Based Compensation Expense and Weighted-Average Remaining Amortization Period
As of June 30, 2016 the unrecognized stock-based compensation cost, net of expected forfeitures, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows (in thousands, except amortization period):

	Unrecognized Compensation Cost	Weighted-average remaining amortization period (years)
Options	$11,553	2.5
Restricted stock awards	670	2.0
2015 ESPP	55	0.1
Total unrecognized stock-based compensation expense	$12,278

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

7. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the six months ended June 30, 2016 and 2015, respectively (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(17,675)	$(8,594)	$(34,275)	$(16,011)
Accretion and dividends on redeemable convertible preferred stock	—	(2,153)	—	(3,393)
Net loss attributable to common stockholders	$(17,675)	$(10,747)	$(34,275)	$(19,404)
Denominator:
Weighted average common shares outstanding	30,381,948	2,218,746	29,911,678	2,136,268
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(4.84)	$(1.15)	$(9.08)

Since we were in a loss position for all periods presented, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Redeemable convertible preferred stock as if converted	—	19,746,614	—	19,746,614
Options to purchase common stock	2,662,841	1,703,060	2,662,841	1,703,060
Restricted stock subject to future vesting	881,617	1,251,859	881,617	1,251,859
2015 ESPP	44,890	—	44,890	—
Total	3,589,348	22,701,533	3,589,348	22,701,533
8. Related Party Transactions
Our largest investors include investment funds controlled by Third Rock Ventures, LLC (“TRV”) and two members of our Board of Directors are affiliated with TRV. Management and advisory fee expenses incurred with TRV were zero for each of the three and six months ended June 30, 2016 and $12,000 and $65,000 for the three and six months ended June 30, 2015, respectively.
9. Subsequent Event
In July 2016, we issued 267,228 shares of our common stock at a price of $18.75 pursuant to the exercise of the underwriters' over-allotment option to purchase additional shares in connection with our follow-on offering of common stock. As a result, we received additional proceeds of $4.7 million, net of underwriting discounts and commissions, and offering expenses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2016, or our Annual Report.
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
Overview
We are a clinical-stage biopharmaceutical company dedicated to discovering, developing and commercializing novel therapeutics to treat grievous blood-based disorders with significant unmet need. We are developing our initial product candidate, GBT440, as an oral, once-daily therapy for sickle cell disease, or SCD, and are currently evaluating GBT440 in SCD subjects in an ongoing Phase 1/2 clinical trial. In addition, we are evaluating the safety and pharmacokinetics of single and multiple doses of GBT440 in adolescent patients with SCD. SCD is a genetic disease marked by red blood cell, or RBC, destruction and occluded blood flow and hypoxia, leading to anemia, stroke, multi-organ failure, severe pain crises, and shortened patient life span. GBT440 inhibits abnormal hemoglobin polymerization, the underlying mechanism of RBC sickling. In our clinical trials of GBT440 in SCD subjects, we observed reduced markers of red blood cell destruction, improvements in anemia, improvements in markers of tissue oxygenation, reduced numbers of sickled RBCs, and reduced markers of inflammation. In addition to GBT440 for the treatment of SCD, we are conducting a Phase 2a clinical trial of GBT440 for the treatment of idiopathic pulmonary fibrosis, or IPF, a hypoxemic pulmonary disorder. We are also engaged in other pre-clinical research and development activities targeted towards hereditary angioedema, or HAE. We own and have exclusively licensed rights to our portfolio of product candidates in the United States, Europe and other major markets. We own two issued U.S. patents that cover the composition of matter and method of use for GBT440, which are due to expire in 2032 and 2034, respectively (absent any applicable patent term extensions), and we own additional pending patent applications in the United States and selected foreign countries.
Since our inception in 2011, we have devoted substantially all of our resources to identifying and developing our product candidates, including conducting clinical trials and preclinical studies and providing general and administrative support for these operations.
Prior to our initial public offering, or IPO, we had funded our operations primarily from the issuance and sale of redeemable convertible preferred stock. In August 2015, we completed our IPO pursuant to which we issued 6,900,000 shares of our common stock at a price of $20.00 per share. We received $126.2 million from the IPO, net of underwriting discounts and commissions, and offering expenses.
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $17.7 million and $8.6 million for the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 we had an accumulated deficit of $132.7 million. To date, we have not generated any revenue. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of June 30, 2016, we had $231.9 million of cash and cash equivalents. In July 2016, we completed a follow-on offering pursuant to which we issued an aggregate of 6,667,228 shares of our common stock at a price of $18.75 per share, including 6,400,000 shares sold at the initial closing in June 2016 and 267,228 shares sold pursuant to the exercise of the underwriters' over-allotment option to purchase additional shares in July 2016. We received aggregate proceeds of $117.0 million, net of underwriting discounts and commissions, and offering expenses.

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
Results of Operations
Comparison of the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
	(in thousands, except percentages)
Operating expenses:
Research and development	$13,286	$7,082	$6,204	88%
General and administrative	4,520	1,506	3,014	200%
Related party expenses	—	12	(12)	(100)%
Total operating expenses	17,806	8,600	9,206	107%
Loss from operations	(17,806)	(8,600)	(9,206)	107%
Interest income	131	6	125	*
Net loss	$(17,675)	$(8,594)	$(9,081)	106%
* Change is not meaningful
The largest component of our total operating expenses has historically been our investment in research and development activities, including the pre-clinical and clinical development of GBT440. We allocate research and development salaries, benefits, stock-based compensation and indirect costs to GBT440 and other product candidates that we may pursue on a program-specific basis, and we include these costs in the program-specific expenses.
We expect our research and development expenses will increase in future periods as we continue to invest in research and development activities related to developing our product candidates, and as programs advance into later stages of development and we begin to conduct additional and larger clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
	(in thousands, except percentages)
Research and development expenses:
GBT440 for the treatment of SCD	$7,534	$4,984	$2,550	51%
GBT440 for the treatment of hypoxemic pulmonary disorders	1,517	311	1,206	388%
Oral treatment of HAE and other preclinical programs	4,235	1,787	2,448	137%
Total research and development expenses	$13,286	$7,082	$6,204	88%

Research and development expenses increased by $6.2 million or 88%, to $13.3 million for the three months ended June 30, 2016 from $7.1 million for the three months ended June 30, 2015. The increase was primarily due to increased external expenses of $2.6 million related to our SCD program for GBT440 as we continued our Phase 1/2 clinical trial, $1.2 million as a result of increased internal and external costs associated with initiation of our Phase 2a clinical trial of GBT440 in idiopathic pulmonary fibrosis (IPF) and $2.4 million related to preclinical efforts for our HAE and other research-stage programs. Stock-based compensation expense was $0.5 million for the three months ended June 30, 2016 and $0.4 million for the three months ended June 30, 2015.
General and administrative
General and administrative expenses increased by $3.0 million or 200%, to $4.5 million for the three months ended June 30, 2016 from $1.5 million for the three months ended June 30, 2015. The increase was primarily due to an increase of $2.0 million in salaries and benefits, including $0.9 million of related stock-based compensation expense, as a result of our hiring additional personnel and an increase of $0.7 million in professional and consulting services due to our transitioning to a public company from a private company.
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
Related party expenses were zero for the three months ended June 30, 2016 compared to $12,000 for the three months ended June 30, 2015. The decrease was due to a reduction in management services which we requested from TRV as we expanded our internal business management team.
Comparison of the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
	(in thousands, except percentages)
Operating expenses:
Research and development	$25,701	$13,151	$12,550	95%
General and administrative	8,822	2,804	6,018	215%
Related party expenses	—	65	(65)	(100)%
Total operating expenses	34,523	16,020	18,503	115%
Loss from operations	(34,523)	(16,020)	(18,503)	115%
Interest income	248	9	239	*
Net loss	$(34,275)	$(16,011)	$(18,264)	114%
* Change is not meaningful

Research and development
The following table summarizes our research and development expenses incurred during the respective periods:

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
	(in thousands, except percentages)
Research and development expenses:
GBT440 for the treatment of SCD	$14,702	$9,302	$5,400	58%
GBT440 for the treatment of hypoxemic pulmonary disorders	2,491	480	2,011	419%
Oral treatment of HAE and other preclinical programs	8,508	3,369	5,139	153%
Total research and development expenses	$25,701	$13,151	$12,550	95%
Research and development expenses increased by $12.6 million or 95%, to $25.7 million for the six months ended June 30, 2016 from $13.2 million for the six months ended June 30, 2015. The increase was primarily due to increased external expenses of $5.4 million related to our SCD program for GBT440 as we continued our Phase 1/2 clinical trial, $2.0 million as a result of increased internal and external costs associated with initiation of our Phase 2a clinical trial in IPF and $5.1 million related to preclinical efforts for our HAE and other research-stage programs. Stock-based compensation expense was $1.0 million for the six months ended June 30, 2016 and $0.7 million for the six months ended June 30, 2015.
General and administrative
General and administrative expenses increased by $6.0 million or 215%, to $8.8 million for the six months ended June 30, 2016 from $2.8 million for the six months ended June 30, 2015. The increase was primarily due to an increase of $3.6 million in salaries and benefits, including $1.5 million of related stock-based compensation expense, as a result of our hiring additional personnel and an increase of $1.7 million in professional and consulting services due to our transitioning to a public company from a private company.
Related party expenses
Related party expenses were zero for the six months ended June 30, 2016 compared to $65,000 for the six months ended June 30, 2015. The decrease was due to a reduction in management services which we requested from TRV as we expanded our internal business management team.
Liquidity, Capital Resources and Plan of Operations
We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. Prior to our IPO, our operations were financed primarily by net proceeds from the sale and issuance of convertible preferred stock. In August 2015, we completed our IPO pursuant to which we issued 6,900,000 shares of our common stock at a price to the public of $20.00 per share and received proceeds of $126.2 million, net of underwriting discounts and commissions, and offering expenses. In July 2016, we completed a follow-on offering pursuant to which we issued an aggregate of 6,667,228 shares of our common stock at a price of $18.75 per share, including 6,400,000 shares sold at the initial closing in June 2016 and 267,228 shares sold pursuant to the exercise of the underwriters' over-allotment option to purchase additional shares in July 2016. We received aggregate proceeds of $117.0 million, net of underwriting discounts and commissions, and offering expenses. As of June 30, 2016, we had $231.9 million in cash and cash equivalents.
Our primary use of cash is to fund operations, which consist primarily of research and development expenditures. Cash used to fund operations is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance GBT440 through clinical development, to develop other potential product candidates from our research programs and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:

•
the time and cost necessary to complete our ongoing clinical trial that we characterize as a Phase 1/2 trial of GBT440 for the treatment of SCD and our Phase 2a clinical trial in IPF to initiate and complete any registrational clinical trials of GBT440 and to pursue regulatory approvals for GBT440 and the costs of post-marketing studies that could be required by regulatory authorities;

•	the progress and results of our Phase 1/2 clinical trial of GBT440 for the treatment of SCD and our other clinical trials of GBT440;

•
the progress, timing, scope and costs of our nonclinical studies, clinical trials and other related activities, including the ability to enroll subjects in a timely manner for our ongoing and potential future clinical trials;

•	the costs of obtaining clinical and commercial supplies of GBT440 and any other product candidates we may identify and develop;

•
our ability to advance our other programs, including our program for the clinical investigation of GBT440 in IPF patients with hypoxemia, through preclinical and clinical development, and the timing and scope of these development activities;

•	our ability to successfully commercialize GBT440 and any other product candidates we may identify and develop;

•
the manufacturing, selling and marketing costs associated with the potential commercialization of GBT440 and any other product candidates we may identify and develop, including the cost and timing of expanding our sales and marketing capabilities;

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
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(unaudited, in thousands)
Cash used in operating activities	$(28,863)	$(12,403)
Cash used in investing activities	(955)	(555)
Cash provided by financing activities	113,226	1,464
Net increase (decrease) in cash and cash equivalents	$83,408	$(11,494)
Cash flows from operating activities
Cash used in operating activities for the six months ended June 30, 2016 was $28.9 million, consisting of a net loss of $34.3 million, which was partially offset by non-cash charges of $2.7 million for stock-based compensation and $0.5 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $1.2 million in accounts payable due to timing of payments, an increase of $0.8 million in our accrued liabilities related to increased clinical and development activities and expenses for our follow-on offering in June 2016, an increase of $0.6 million in accrued compensation for estimated annual incentive payments and a decrease of $0.4 million in our prepaid expenses related to a decrease in advance payments made in connection with our Phase 1/2 clinical trial of GBT440 for SCD and deposits for the manufacturing of clinical trial materials.

Cash used in operating activities for the six months ended June 30, 2015 was $12.4 million, consisting of a net loss of $16.0 million, which was offset by non-cash charges of $0.9 million for stock-based compensation and $0.4 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $1.1 million in our accrued expenses related to our ongoing Phase 1/2 clinical trial of GBT440 for SCD, a reduction of $0.7 million in our prepaid expenses for the advance payments made in connection with our Phase 1/2 clinical trial of GBT440 for SCD and deposits for the manufacturing of clinical trial materials and an increase of $0.7 million in accounts payable due to an increase in our research and development activities and the timing of payments.
Cash flows from investing activities
Cash used in investing activities for the six months ended June 30, 2016 and 2015 was related to our purchase of property and equipment for our office and laboratory facility.
Cash flows from financing activities
Cash provided by financing activities for the six months ended June 30, 2016 was $113.2 million, primarily from net proceeds of $112.3 million from the issuance of common stock in connection with our follow-on offering in June 2016 and to a lesser extent, proceeds of $0.5 million from the issuance of common stock to participants in the employee stock purchase plan.
Cash provided by financing activities for the six months ended June 30, 2015 was primarily related to proceeds from the issuance of restricted stock awards of $2.1 million, partially offset by the payment of deferred offering costs of $0.6 million in connection with our IPO.
Off-Balance Sheet Arrangements
As of June 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
Contractual Obligations and Other Commitments
There have been no material changes outside the ordinary course of our business related to our contractual obligations during the six months ended June 30, 2016, as compared to those disclosed in our Annual Report.
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
In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation. The new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently in the process of evaluating the impact the adoption of this new standard will have on our financial position or results of operations and have elected not to early adopt the amendment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents of $231.9 million as of June 30, 2016 and $148.5 million as of December 31, 2015, which consist of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of June 30, 2016 and December 31, 2015.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any material litigation or other material legal proceedings.
Item 1A. Risk Factors.
This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should consider all of the risk factors described in this section, as well as in our other public filings, when evaluating our business. This discussion should be read in conjunction with our financial statements as of June 30, 2016 and December 31, 2015 and the notes accompanying those financial statements.
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

To date, we have invested a majority of our efforts and financial resources in the preclinical and clinical development of GBT440, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize GBT440. Before we can generate any revenues from sales of GBT440, we will be required to conduct additional clinical development, including, among other things, additional toxicology studies that may be required before we can conduct longer-term clinical trials and a larger registrational clinical trial if our ongoing clinical trials of GBT440 are successful, seek and obtain regulatory approval, secure adequate manufacturing supply to support larger clinical trials and commercial sales and build a commercial organization. Further, the success of GBT440 will depend on patent and trade secret protection, acceptance of GBT440 by patients, the medical community and third-party payors, its ability to compete with other therapies, healthcare coverage and reimbursement, and maintenance of an acceptable safety profile following approval, among other factors. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize GBT440, which would materially harm our business.
GBT440 is currently our only product candidate to have advanced into clinical trials, and it may be years before GBT440 can advance into a registrational study, if at all. All of our other programs are in an early stage of research and development. Although we have nominated for Investigational New Drug application, or IND, enabling toxicology studies a novel, small molecule, orally available kallikrein inhibitor product candidate for the prevention of angioedema attacks associated with HAE, the data generated in these studies may not be adequate to support the filing of an IND or for clinical evaluation, and we have not yet selected any other product candidates that would enable the filing of an IND. We cannot be certain that GBT440 will be successful in clinical trials or receive regulatory approval. If we do not receive regulatory approval for, or otherwise fail to successfully commercialize, GBT440 or any other product candidate, we may need to spend significant additional time and resources to identify other product candidates, advance them through preclinical and clinical development and apply for regulatory approvals, which would adversely affect our business, prospects, financial condition and results of operations.
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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to the outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching, or any failure to reach, a consensus with regulatory agencies on study design, including clinical endpoints sufficient to support an approved decision;

•
delays in reaching, or any failure to reach, agreement on acceptable terms with a sufficient number of prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical trial site;

•	delays in recruiting a sufficient number of suitable patients to participate in our clinical trials;

•	imposition of a clinical hold by regulatory agencies due to safety concerns after an inspection of our clinical trial operations or study sites;

•	failure by our CROs, other third parties or us to adhere to clinical trial, regulatory or legal requirements;

•	failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory guidelines in other countries;

•	delays in the testing, validation, manufacturing and delivery of sufficient quantities of our product candidates to the clinical sites;

•	delays in having patients enroll or complete participation in a study in accordance with applicable protocols

•	or return for post-treatment follow-up;

•	clinical trial sites or patients dropping out of a trial;

•	failure to address in an adequate or timely manner any patient safety concerns that arise during the course of a trial;

•	unanticipated costs or increases in costs of clinical trials of our product candidates;

•	occurrence of serious adverse events or other safety concerns associated with the product candidate that are viewed to outweigh its potential benefits; or

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.
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
Identifying and qualifying patients to participate in our ongoing and planned clinical trials of GBT440 and any other product candidates that we may develop are critical to our success. Our clinical development efforts are initially focused on rare chronic blood diseases. For example, according to CDC estimates, the prevalence of SCD, for which GBT440 is being studied, is 90,000 to 100,000 individuals in the United States. For IPF, it is estimated that less than 150,000 people in the United States are affected. Accordingly, there are limited patient pools from which to draw for clinical trials in our target indications. In addition, we may not be able to identify, recruit, and enroll a sufficient number of subjects to complete our clinical trials of GBT440 because of the perceived risks and benefits of GBT440, the availability of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective subjects and the subject referral practices of physicians. Further, if subjects in our clinical trials fail to comply with our dosing regimens, we may not be able to generate clinical data acceptable to the FDA in our trials. If patients are unwilling or unable to participate in or complete our studies for any reason, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of potential products may be delayed.
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
The development of GBT440 as a potential disease-modifying anti-sickling agent in SCD and as a treatment for low oxygen levels in IPF represent novel therapeutic approaches to SCD and hypoxemic pulmonary disorders and there is a risk that the outcome of our clinical trials will not be favorable.
We have concentrated our therapeutic product research and development efforts on developing novel, mechanism-based therapeutics for the treatment of grievous blood-based disorders with significant unmet need, including SCD and IPF, and our future success depends on the successful development of this therapeutic approach. The clinical trial requirements of the FDA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. At the moment, there is only one approved therapy for SCD, hydroxyurea, and there are no approved therapeutics directed toward preventing the polymerization of hemoglobin molecules as a mechanism to reduce RBC sickling in SCD patients. As a result, the design and conduct of clinical trials for a therapeutic that targets this mechanism in SCD are subject to unknown risks, and we may experience setbacks with our ongoing or planned clinical trials of GBT440 in SCD because of the limited clinical experience with its mechanism of action in SCD patients. In particular, regulatory authorities in the United States have not issued definitive guidance as to how to measure and achieve efficacy in SCD. Although we are evaluating exploratory endpoints, including anti-sickling and anti-hemolytic effects, changes in hemoglobin levels, and reticulocyte counts, for GBT440 in our Phase 1/2 clinical trial for SCD, regulators have not determined that such data signifies a clinically meaningful result in SCD patients or can support advancement into registrational trials or regulatory approval.
With the exception of oxygen supplementation, there is currently no approved therapy to relieve low oxygenation in patients with hypoxemic pulmonary disorders. Similar to our development program in SCD, the design and conduct of clinical trials for a therapeutic agent that targets this mechanism in IPF are subject to unknown risks, and we may experience setbacks with our ongoing or planned clinical trials of GBT440 because of the lack of clinical experience with its mechanism of action in IPF patients.
We may not achieve our pre-specified endpoints in our Phase 1/2 clinical trial for SCD or in other clinical trials where there is limited or no regulatory guidance regarding appropriate clinical endpoints, which would decrease the probability of obtaining marketing approval for GBT440 or any other product candidate we may develop. Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain regulatory approvals for GBT440 and other product candidates that we may pursue, would have an adverse impact on our business, prospects, financial condition and results of operations.
Results of earlier studies may not be predictive of future clinical trial results, and initial studies may not establish an adequate safety or efficacy profile for GBT440 and other product candidates that we may pursue to justify proceeding to advanced clinical trials or an application for regulatory approval.
The results of nonclinical and preclinical studies and clinical trials of GBT440 and other product candidates that we may pursue may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, our preclinical studies and clinical trials of GBT440 in SCD to date have involved only one genotype of SCD, HbSS, and the results of these studies may not be replicated in other genotypes of SCD or in subsequent clinical trials. Additionally, any positive results generated in our Phase 1/2 clinical trial of GBT440 in SCD in adults would not ensure that we will achieve similar results in larger, registrational clinical trials or in clinical trials of GBT440 in SCD in pediatric populations, including our Phase 2a clinical trial of GBT440 in adolescents with SCD, or in other indications, such as IPF and other hypoxemic pulmonary disorders. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to demonstrate the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early stage clinical trials are successful, we may need to conduct additional clinical trials for product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to demonstrate the required characteristics to support marketing approval for GBT440 or any other product candidate we may choose to develop in any ongoing or future clinical trials would substantially harm our business, prospects, financial condition and results of operations.
Before we are able to submit GBT440 for marketing approval, the FDA and comparable foreign regulatory authorities will require that we conduct additional clinical trials and may impose additional requirements, the scope of which are not known at this time.
Before we can submit an NDA to the FDA for GBT440, we must successfully complete our ongoing clinical trials and one or more additional larger clinical trials. The FDA typically requires at least two pivotal, well-controlled clinical trials as a condition to the submission of an NDA and does not consider a single clinical trial to be adequate to support product approval. The FDA will typically only consider relying on one pivotal trial if, in addition, other well-controlled studies of the drug exist (for example, for other dosage forms or in other populations) or if the pivotal trial is a multi-center trial that provides highly reliable and statistically strong evidence of an important clinical benefit, such as effect on survival, organ function or patient reported outcomes and a confirmatory study would have been difficult to conduct on ethical grounds. Although we characterize our current clinical trial of GBT440 in SCD as a Phase 1/2 clinical trial because it is designed to evaluate exploratory endpoints that we believe may be clinically relevant to SCD patients, it is possible that, even if we achieve favorable results in our first clinical trial of GBT440, the FDA may require us to conduct one or more additional clinical trials, possibly involving a larger sample size or a different clinical trial design, before we can initiate a pivotal trial. The FDA may also require that we conduct additional toxicology studies before evaluating GBT440 in longer term clinical trials or impose a longer follow-up period for subjects treated with GBT440 prior to accepting an NDA submission.
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
Clinical trials by their nature utilize a sample of the potential patient population. Our Phase 1/2 clinical trial of GBT440 in SCD is designed to enroll between 96 and 128 subjects, and our Phase 2a clinical trial in IPF up to 30 subjects. Any rare and severe side effects of GBT440 may be uncovered only in later stages of our ongoing clinical trials or only in trials involving different patient populations, such as pediatric patients, or any larger, subsequent trials that we may conduct. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Moreover, a preclinical toxicology study with GBT440 in non-humans and clinical trials involving other hemoglobin modifiers have shown a decrease in oxygen delivery to tissue when the percentage of modified hemoglobin is significant. Hemoglobin modifiers, by increasing HbS’s affinity for oxygen, can cause a shift in oxygen levels, potentially resulting in tissue hypoxia. If GBT440 or any product candidates that we may develop are associated with tissue hypoxia or other undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which could adversely affect our business, prospects, financial condition and results of operations.
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
Even if a product candidate is approved, regulatory authorities may still impose significant restrictions on its indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance. If GBT440 or any other product candidates that we may develop are approved, they will each be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, the development of GBT440 for the treatment of SCD in pediatric patients is an important part of our current business strategy, and if we are unable to obtain regulatory approval for the desired age ranges, our business may suffer.
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
We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the years ended December 31, 2015, 2014 and 2013 were $46.4 million, $20.8 million and $18.1 million, respectively. Our net losses for the six months ended June 30, 2016 and 2015 were $34.3 million and $16.0 million, respectively. As of June 30, 2016, we had an accumulated deficit of $132.7 million. We have not generated any revenue since our inception, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

•	continue to advance GBT440 in clinical development for SCD;

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

•
advance our other programs, including our programs for the clinical investigation of GBT440 in IPF patients with hypoxemia and our other preclinical programs through preclinical and clinical development and commence development activities for any additional product candidates we may identify; and

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

We are currently advancing GBT440 through clinical development and conducting preclinical research activities in our other programs. Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance GBT440 and other product candidates that we may identify and pursue in clinical trials. As of June 30, 2016 and December 31, 2015, we had working capital of $220.9 million and $140.1 million, respectively, and capital resources consisting of cash and cash equivalents of $231.9 million and $148.5 million, respectively. Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully complete the development, regulatory approval process and commercialization of GBT440 and any future product candidates.
In August 2015 we sold 6,900,000 shares of common stock in our IPO, the net proceeds of which totaled $126.2 million, after deducting underwriting discounts and commissions and offering expenses. In July 2016 we completed the sale of 6,667,228 shares of common stock in a follow-on offering, the net proceeds of which totaled $117.0 million, after deducting underwriting discounts and commissions and offering expenses. We expect that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize GBT440 and other product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our future funding requirements will depend on many factors, including, but not limited to:

•
the time and cost necessary to complete our ongoing clinical trial of GBT440 for the treatment of SCD and our Phase 2a clinical trial of GBT440 in IPF, to initiate and complete any registrational clinical trials of GBT440 and to pursue regulatory approvals for GBT440, and the costs of post-marketing studies that could be required by regulatory authorities;

•	the progress and results of our Phase 1/2 clinical trial of GBT440 for the treatment of SCD and our other clinical trials of GBT440;

•
the progress, timing, scope and costs of our nonclinical studies, clinical trials and other related activities, including the ability to enroll subjects in a timely manner for our ongoing SCD, IPF and potential future clinical trials;

•	the costs of obtaining clinical and commercial supplies of GBT440 and any other product candidates we may identify and develop;

•
our ability to advance our other programs, including our programs for the treatment of GBT440 in IPF patients with hypoxemic disorders through preclinical and clinical development, and the timing and scope of these development activities;

•	our ability to successfully commercialize GBT440 and any other product candidates we may identify and develop;

•
the manufacturing, selling and marketing costs associated with the potential commercialization of GBT440 and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities;

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
Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit or terminate the clinical development of GBT440 in one or more indications or one or more of our other research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, prospects, financial condition and results of operations.
Risks Related to Our Reliance on Third Parties

We rely, and will continue to rely, on third parties to conduct some of our nonclinical studies and all of our clinical trials and also to perform other tasks for us. If these third parties perform in an unsatisfactory manner, it may harm our business.
We have relied upon and plan to continue to rely upon third-party CROs, including our CRO who monitors our clinical trials of GBT440, to monitor and manage data for some of our ongoing nonclinical and all of our clinical programs. We rely on these parties for execution of our nonclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials are conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with cGMP or GCP, and Good Laboratory Practices, or GLP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, and other contractors. If we or any of our CROs or vendors fail to comply with applicable regulations, the data generated in our nonclinical studies and clinical trials may be deemed unreliable and the applicable regulatory authorities may require us to repeat or to perform additional nonclinical and clinical studies before approving our marketing applications, which would delay the regulatory approval process.
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
We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture drug supplies for our ongoing clinical trials of GBT440 or any future clinical trials that we may conduct, and we lack the resources to manufacture any of our product candidates on a commercial scale. We rely, and expect to continue to rely, on third-party manufacturers to produce our product candidates for our clinical trials, as well as for commercial manufacture if any of our product candidates receives marketing approval. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay the clinical development and potential regulatory approval of our product candidates, which could harm our business and results of operations. We also expect to rely on third parties for the manufacture of commercial supplies of GBT440 or any other product candidates, if approved.
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
GBT440 and any future product candidates that we may develop may compete with other product candidates and marketed drugs for access to manufacturing facilities. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We are currently manufacturing GBT440 through third parties. Although we currently have adequate supplies to conduct our ongoing clinical trials, if we are unable to enter into relationships with additional contract manufacturers, or our current or future contract manufacturers cannot perform as agreed, we may experience delays and incur additional costs in our clinical development and commercialization activities. Our current and anticipated future dependence upon others for the manufacturing of our product candidates or marketed drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
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
We jointly own certain patents and patent applications with third parties.  In the absence of an agreement with each co-owner of jointly owned patent rights, we will be subject to default rules pertaining to joint ownership. Some countries require the consent of all joint owners to exploit, license or assign jointly owned patents, and if we are unable to obtain that consent from the joint owners, we may be unable to exploit the invention or to license or assign our rights under these patents and patent applications in those countries.  For example, in September 2015 we secured exclusive rights from the Regents of the University of California for certain patents and patent applications that they jointly own related to GBT440 and GBT440 analogs. Additionally, in the United States, each co-owner may be required to be joined as a party to any claim or action we may wish to bring to enforce these patent rights, which may limit our ability to pursue third party infringement claims.
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
If GBT440 or other product candidates that we may pursue receives marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenue from drug sales and we may not become profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating these target indications, also provide incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of our product candidates may require significant resources and may never be successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments, such as, in the case of GBT440 for SCD, hydroxyurea;

•	our ability to offer our drugs for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments, including future alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the availability of products and their ability to meet market demand, including a reliable supply for long-term daily treatment;

•	the strength of marketing and distribution support;

•	the availability of third-party coverage and adequate reimbursement;

•	the clinical indications for which the product is approved;

•	the prevalence and severity of any side effects and overall safety profile; and

•	any restrictions on the use of our drugs together with other medications.

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
In some countries, particularly in the E.U., the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially, based on the large population of patients with SCD who reside in foreign countries.
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
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies and development candidates that may compete with our product candidates. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development, marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.
If the market opportunities for our product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer. Our ability to successfully identify patients and acquire a significant market share will be necessary for us to achieve profitability and growth.
Our initial research and product development efforts are focused on treatments for SCD and IPF. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability despite obtaining such significant market share.
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
The Referendum on the United Kingdom’s Membership of the European Union may adversely affect our business operations and our ability to raise capital.
The announcement of the Referendum on the United Kingdom’s (or the U.K.) Membership of the EU (commonly referred to as “Brexit”), advising for the exit of the U. K. from the EU, could cause disruptions to and create uncertainty surrounding our business, including affecting our existing relationships with third parties that conduct some of our nonclinical studies and clinical trials and our ability to enter into new relationships with vendors and other third-party contractors, which could have an adverse effect on our business, financial results and operations. The Referendum is non-binding; however if passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the EU, including the terms of trade between the U.K. and the EU. Brexit has already and could continue to adversely affect European and/or worldwide economic and market conditions and could continue to contribute to instability in the global financial markets. The long-term effects of Brexit will depend in part on any agreements the U.K. makes to retain access to EU markets either during a transitional period or more permanently.
The measures could also adversely affect our ability to raise additional capital, potentially disrupt the markets in which we currently conduct and plan to conduct operations and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate, which may present difficulties for our clinical and regulatory strategy.
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
Risks Related to Our Equity Securities
If we fail to maintain proper and effective systems of disclosure controls and internal controls over financial reporting to the extent required under applicable regulations, the accuracy and timeliness of our financial reporting may be adversely affected, and we could be subject to sanctions or other penalties that would harm our business.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, Section 404, or Section 404, of the Sarbanes-Oxley Act of 2002, or Sarbanes Oxley, and the rules and regulations of The NASDAQ Stock Market. Section 404 generally requires our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Company responsibilities required by Sarbanes Oxley include establishing and maintaining corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

Beginning with the annual report on Form 10-K for the fiscal year ending December 31, 2016, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. Once we are no longer an emerging growth company under the JOBS Act or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We expect to incur additional professional fees and internal costs to expand our accounting and finance functions and to expend significant management efforts in order to comply with these requirements. Previously we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.
To date, we have never conducted a review of our internal control over financial reporting for the purpose of providing the reports required by Section 404. However, during the course of our subsequent review and testing, we may identify additional material weaknesses or significant deficiencies and be unable to remediate them before we must provide the required reports. If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Select Market or other adverse consequences that would materially harm our business.
We are an “emerging growth company,” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, and we have elected to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (1) December 31, 2020, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on certain reporting exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
The market price of our common stock has been and may continue to be highly volatile.
The market price of our common stock has experienced volatility since our IPO in August 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in our preclinical studies or clinical trials;

•	reports of adverse events in other treatments for SCD, IPF or other indications that we may pursue, or clinical trials of such products;

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
In addition, companies trading in the stock market in general, and The NASDAQ Global Select Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. A significant portion of our outstanding shares of common stock are held by a small number of stockholders, including our directors, officers and affiliates. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.
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
Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 56.8% of our outstanding voting stock as of August 5, 2016 based on the latest publicly available information.
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
We have broad discretion in the use of our cash and cash equivalents, and may invest or spend our cash resources in ways with which you do not agree or in ways that ultimately may not increase the value of your investment.
We have broad discretion over the use of our cash and cash equivalents. You may not agree with our decisions, and our use of our cash resources may not yield any returns to our stockholders. We expect to use our existing cash resources to continue the clinical development of GBT440, to fund the research and development of our other programs, and for working capital and general corporate purposes. Our failure to apply our cash resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these resources. Our stockholders will not have the opportunity to influence our decisions on how to use our cash resources.
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
We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We experienced an ownership change as a result of our IPO, however we do not believe that this ownership change will significantly limit our ability to use these pre-change NOL carryforwards. We may experience subsequent shifts in our stock ownership, including as a result of our follow-on offering in June 2016, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	None.

c)	None.
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

Global Blood Therapeutics, Inc.

Date:	August 10, 2016	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2016	By:	/s/ Jeffrey Farrow
Jeffrey Farrow
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

10.2#	Senior Executive Cash Incentive Bonus Plan	8-K	1/12/2016	10.1

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents management compensation plan, contract or arrangement.
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