Form 10-Q
period 2016-09-30
Global Blood Therapeutics, Inc.
filed 2016-11-09
CIK 1629137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, there were 37,316,451 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$217,837	$148,502
Prepaid expenses	1,706	1,222
Other assets, current	1,723	1,096

Total current assets	221,266	150,820
Property and equipment, net	2,626	2,114
Restricted cash	140	140

Total assets	$224,032	$153,074

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,038	$3,361
Accrued liabilities	5,863	4,400
Accrued compensation	3,351	2,242
Other liabilities, current	905	720

Total current liabilities	13,157	10,723
Other liabilities, noncurrent	775	1,556

Total liabilities	13,932	12,279

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of September 30, 2016 (unaudited) and December 31, 2015	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of September 30, 2016 (unaudited) and December 31, 2015, respectively; 36,516,130 and 29,359,800 shares issued and outstanding as of September 30, 2016 (unaudited) and December 31, 2015, respectively	37	29
Additional paid-in capital	363,789	239,231
Accumulated deficit	(153,726)	(98,465)

Total stockholders’ equity	210,100	140,795

Total liabilities and stockholders’ equity	$224,032	$153,074

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$15,145	$12,106	$40,847	$25,257
General and administrative	5,999	2,669	14,821	5,473
Related party expenses	—	—	—	65

Total operating expenses	21,144	14,775	55,668	30,795

Loss from operations	(21,144)	(14,775)	(55,668)	(30,795)
Interest and other (expense) income, net	159	11	407	20

Net loss and comprehensive loss	$(20,985)	$(14,764)	$(55,261)	$(30,775)

Net loss attributable to common stockholders	$(20,985)	$(15,551)	$(55,261)	$(34,955)

Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(0.90)	$(1.72)	$(4.83)

Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,353,958	17,288,610	32,074,779	7,242,559

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,261)	$(30,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	841	606
Loss on disposal of fixed assets	—	29
Stock-based compensation	5,884	1,731
Fair value of stock issued for license	—	4,492
Changes in operating assets and liabilities:
Prepaid expenses	(484)	(489)
Other assets, current	(3)	(210)
Accounts payable	(1,478)	851
Accrued liabilities	1,746	1,928
Accrued compensation	1,109	601
Other liabilities	(25)	(7)

Net cash used in operating activities	(47,671)	(21,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,106)	(775)

Net cash used in investing activities	(1,106)	(775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	116,995	126,360
Proceeds from issuance of restricted stock awards	—	2,108
Repurchase of unvested restricted stock awards	—	(66)
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	1,117	44

Net cash provided by financing activities	118,112	128,446

Net increase in cash and cash equivalents	69,335	106,428
Cash and cash equivalents at beginning of period	148,502	52,069

Cash and cash equivalents at end of period	$217,837	$158,497

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Accretion of Series A and Series B redeemable convertible preferred stock	$—	$4,180

Conversion of redeemable convertible preferred stock to common stock at closing of initial public offering	$—	$106,342

Accrued purchase of property and equipment	$247	$—

Accrued offering costs	$—	$130

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

Follow-on Offering

On June 24, 2016, we completed a follow-on offering and issued 6,400,000 shares of common stock at a price of $18.75 per share. In July 2016, we sold an additional 267,228 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $18.75 per share. We received total proceeds of $117.0 million from the offering, net of underwriting costs and commissions, and offering expenses.

Need for Additional Capital

In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our research and development activities. Since inception through September 30, 2016, we have incurred cumulative net losses of $153.7 million. We expect to incur additional losses in the future to conduct product research and development and we recognize the need to raise additional capital to fully implement our business plan. We intend to raise such capital through the issuance of additional equity, and potentially through borrowings, and strategic alliances with partner companies. However, if such financing is not available at adequate levels, we will need to reevaluate our operating plans. We believe that our existing cash and cash equivalents will be sufficient to fund our cash requirements for at least the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2015 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K, filed with the SEC on March 29, 2016.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Our cash and cash equivalents are held primarily in one large financial institution in the United States as of September 30, 2016. We believe that this financial institution is financially sound, and accordingly, minimal credit risk exists with respect to this financial institution.

Fair Value Measurement

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

Research and Development Costs

Research and development costs are expensed as incurred and consist of salaries and benefits, stock-based compensation expense, lab supplies and facility costs, as well as fees paid to other nonemployees and entities that conduct certain research and development activities and manufacturing of clinical materials on our behalf. Amounts incurred in connection with license agreements are also included in research and development expense. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are capitalized and then expensed as the related goods are delivered or the services are performed.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

Net Loss per Share Attributable to Common Stockholders

Net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. The net loss attributable to common stockholders is calculated by adjusting our net loss for the accretion and dividends on redeemable convertible preferred stock prior to the conversion of the redeemable convertible preferred stock upon our initial public offering, or IPO, in August 2015. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since the effects of potentially dilutive securities are antidilutive given our net loss.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial statements upon adoption.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard provides guidance on eight specific cash flow classification issues. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We believe that the adoption of this new standard will have no impact on our financial position or results of operations and have not elected to early adopt the amendment.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$208,616	$—	$—	$208,616

Total financial assets	$208,616	$—	$—	$208,616

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$148,642	$—	$—	$148,642

Total financial assets	$148,642	$—	$—	$148,642

Our financial instruments consist of Level 1 assets. Where quoted prices for identical assets are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds, which as of September 30, 2016 and December 31, 2015 includes $140,000 of funds that are collateral for our facility lease that are included within restricted cash. There were no unrealized gains and losses in our investments in these money market funds.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

4. Balance Sheet Components

Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Laboratory equipment	$3,715	$3,151
Computer equipment	970	596
Leasehold improvements	678	340
Construction-in-progress	206	129

Total property and equipment	5,569	4,216
Less: accumulated depreciation and amortization	(2,943)	(2,102)

Property and equipment, net	$2,626	$2,114

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued clinical and manufacturing expenses	$4,823	$4,025
Accrued professional and consulting services	921	287
Other	119	88

Total accrued liabilities	$5,863	$4,400

Other liabilities, current and noncurrent

Other liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Restricted shares subject to repurchase, current	$850	$677
Deferred rent, current	53	38
Other taxes payable	2	5

Total other liabilities, current	$905	$720

Restricted shares subject to repurchase, noncurrent	$728	$1,470
Deferred rent, noncurrent	47	86

Total other liabilities, noncurrent	$775	$1,556

5. Stockholders’ Equity

Common Stock

We have reserved the following shares of common stock for issuance:

September 30, 2016
Restricted shares subject to future vesting	752,220
Options issued and outstanding	2,703,252
Options available for future grants	1,484,701
Employee stock purchase plan	76,118

Total common stock reserved for issuance	5,016,291

Restricted Stock

We have issued restricted stock awards to employees under our 2012 Stock Option and Grant Plan (the “2012 Plan”). Under the related stock purchase agreements, we have the right to repurchase the common stock at the lower of fair market value and the stockholders’ original purchase price which right lapses according to individual vesting schedules.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

Restricted shares subject to repurchase and related liability were as follows (in thousands, except share data):

	September 30, 2016	December 31, 2015
Restricted shares subject to repurchase:
Shares issued to founders	—	6,250
Shares issued pursuant to the 2012 Stock Option and Grant Plan	777,041	1,091,038

Total restricted shares subject to repurchase	777,041	1,097,288

Liability pertaining to restricted shares subject to repurchase
Other liabilities, current	$850	$677
Other liabilities, noncurrent	728	1,470

Total liabilities pertaining to shares subject to repurchase	$1,578	$2,147

6. Stock-based Awards

Equity Incentive Plans

In July 2015, we adopted the 2015 Stock Option and Incentive Plan (the “2015 Plan”). Under the 2015 Plan, 1,430,000 shares of our common stock were initially reserved for the issuance of stock options, restricted stock, and other equity-based awards to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by our stockholders. The 2015 Plan also provides for automatic annual increases in the number of shares reserved for future issuance. As of September 30, 2016, there were 1,484,701 shares available for future grants under the 2015 Plan.

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

Stock Option Awards

The following summarizes option activity under the 2015 Plan and the 2012 Plan:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual term (years)	Aggregate Intrinsic Value
				(in thousands)
Balance Outstanding, December 31, 2015	2,058,787	$8.71	9.0
Options granted	1,034,575	$16.74
Options exercised	(103,602)	$0.95
Options canceled	(286,508)	$18.96

Balance Outstanding, September 30, 2016	2,703,252	$10.99	8.7	$35,600

Exercisable, September 30, 2016	823,118	$6.59	7.9	$14,082

Vested and expected to vest, September 30, 2016	2,508,295	$10.78	8.6	$33,533

Stock Options Granted to Employees with Service-Based Vesting Conditions Valuation Assumptions

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (in years)	6.0-6.1	5.3-6.3	5.3-6.1	5.3-6.3
Volatility	70.6%-70.9%	73.8%-75.3%	70.6%-82.3%	73.8%-77.0%
Risk-free interest rate	1.3%-1.5%	1.6%-1.8%	1.1%-1.9%	1.5%-1.8%
Dividend yield	—	—	—	—

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

These awards have dual triggers of vesting based upon the successful achievement of four corporate operating milestones within specified timelines, as well as a requirement for continued employment. When a performance goal is deemed to be probable of achievement, time-based vesting and recognition of stock-based compensation expense commences. In the event any of the corporate operating milestones are not achieved by the specified timelines, such vesting tranche will terminate and no longer be exercisable with respect to that portion of the shares. During the nine months ended September 30, 2016, the Compensation Committee of our Board of Directors modified one of the corporate operating milestones, which resulted in two of the corporate operating milestones being achieved; accordingly, an aggregate of 94,502 shares underlying options and 49,643 shares of restricted stock associated with these two milestones vested and, as a result, $1.5 million of compensation cost was recognized for the performance-contingent awards, including $1.4 million of compensation cost related to the modified corporate operating milestone. One of the remaining two corporate operating milestones was not met within the timeframe required for achievement during the nine months ended September 30, 2016; accordingly, 47,500 shares underlying options and 24,821 shares of restricted stock associated with the milestone were forfeited. As of September 30, 2016, unvested performance-contingent awards included 47,495 shares underlying options and 24,821 shares of restricted stock associated with the remaining operating milestone.

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

Stock-Based Compensation Expense

Total stock-based compensation recognized by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$1,019	$527	$2,065	$1,232
General and administrative	2,133	347	3,819	499

Total stock-based compensation expense	$3,152	$874	$5,884	$1,731

Total stock-based compensation recognized for employees and non-employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee options and restricted stock awards	$3,044	$534	$5,651	$1,366
Non-employee options	108	340	233	365

Total stock-based compensation expense	$3,152	$874	$5,884	$1,731

Unrecognized Stock-Based Compensation Expense and Weighted-Average Remaining Amortization Period

As of September 30, 2016 the unrecognized stock-based compensation cost, net of expected forfeitures, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows (in thousands, except amortization period):

	Unrecognized Compensation Cost	Weighted-average remaining amortization period (years)
Options	$12,864	2.5
Restricted stock awards	607	1.8
2015 ESPP	193	0.2

Total unrecognized stock-based compensation expense	$13,664

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

7. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the three and nine months ended September 30, 2016 and 2015, respectively (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(20,985)	$(14,764)	$(55,261)	$(30,775)
Accretion and dividends on redeemable convertible preferred stock	—	(787)	—	(4,180)

Net loss attributable to common stockholders	$(20,985)	$(15,551)	$(55,261)	$(34,955)

Denominator:
Weighted average common shares outstanding	36,353,958	17,288,610	32,074,779	7,242,559

Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(0.90)	$(1.72)	$(4.83)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Share issuances under equity incentive plan	2,703,252	1,990,473	2,703,252	1,990,473
Restricted stock subject to future vesting	752,220	1,171,506	752,220	1,171,506

Total	3,455,472	3,161,979	3,455,472	3,161,979

8. Related Party Transactions

Our largest investors include investment funds controlled by Third Rock Ventures, LLC (“TRV”) and two members of our Board of Directors are affiliated with TRV. Management and advisory fee expenses incurred with TRV were zero for both the three and nine months ended September 30, 2016 and zero and $65,000 for the three and nine months ended September 30, 2015, respectively.

9. License Agreement

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to discovering, developing and commercializing novel therapeutics to treat grievous blood-based disorders with significant unmet need. We are developing our initial product candidate, GBT440, as an oral, once-daily therapy for sickle cell disease, or SCD. We are currently evaluating GBT440 in SCD patients in an ongoing Phase 1/2 clinical trial, and are preparing to initiate a Phase 3 clinical trial of GBT440 in adult and adolescent patients with SCD. In addition, we are evaluating the safety and pharmacokinetics of single and multiple doses of GBT440 in adolescent patients with SCD.

SCD is a genetic disease marked by red blood cell, or RBC, destruction and occluded blood flow and hypoxia, leading to anemia, stroke, multi-organ failure, severe pain crises, and shortened patient life span. GBT440 inhibits abnormal hemoglobin polymerization, the underlying mechanism of RBC sickling. In our clinical trials of GBT440 in SCD patients to date, we observed reduced markers of red blood cell destruction, improvements in anemia, improvements in markers of tissue oxygenation, and reduced numbers of sickled RBCs.

In addition, we are conducting a Phase 2a clinical trial of GBT440 for the treatment of idiopathic pulmonary fibrosis, or IPF, which is a hypoxemic pulmonary disorder. We are also engaged in other pre-clinical research and development activities. We own or jointly own and have exclusively licensed rights to our portfolio of product candidates in the United States, Europe and other major markets. We own two issued U.S. patents that cover the composition of matter of GBT440, which are due to expire in 2032 and 2035, respectively (absent any applicable patent term extensions), and we own or co-own additional pending patent applications in the United States and selected foreign countries.

Since our inception in 2011, we have devoted substantially all of our resources to identifying and developing our product candidates, including conducting clinical trials and preclinical studies and providing general and administrative support for these operations.

Prior to our initial public offering, or IPO, we had funded our operations primarily from the issuance and sale of redeemable convertible preferred stock. In August 2015, we completed our IPO pursuant to which we issued 6,900,000 shares of our common stock at a price of $20.00 per share. We received $126.2 million from the IPO, net of underwriting discounts and commissions, and offering expenses. In July 2016, we completed a follow-on offering pursuant to which we issued an aggregate of 6,667,228 shares of our common stock at a price of $18.75 per share, including 6,400,000 shares sold at the initial closing in June 2016 and 267,228 shares sold pursuant to the exercise of the underwriters’ over-allotment option to purchase additional shares in July 2016. We received aggregate proceeds of $117.0 million from the offering, net of underwriting discounts and commissions, and offering expenses. In October 2016, we filed our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, and/or units. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $21.0 million and $14.8 million for the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 we had an accumulated deficit of $153.7 million. To date, we have not generated any revenue. We do not expect to receive any revenue from any product candidates that we develop unless we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of September 30, 2016, we had $217.8 million of cash and cash equivalents.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report filed with the SEC on March 29, 2016.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		$ Change	% Change
	2016	2015
	(in thousands, except percentages)
Operating expenses:
Research and development	$15,145	$12,106	$3,039	25%
General and administrative	5,999	2,669	3,330	125%

Total operating expenses	21,144	14,775	6,369	43%

Loss from operations	(21,144)	(14,775)	(6,369)	43%
Interest and other (expense) income, net	159	11	148	* %

Net loss	$(20,985)	$(14,764)	$(6,221)	42%

*	Change is not meaningful

The largest component of our total operating expenses is our investment in research and development activities, including the pre-clinical and clinical development of GBT440. We allocate research and development salaries, benefits, stock-based compensation and indirect costs to GBT440 and other product candidates that we may pursue on a program-specific basis, and we include these costs in the program-specific expenses.

We expect our research and development expenses will increase in future periods as we continue to invest in research and development activities related to developing our product candidates, especially GBT440, and as programs advance into later stages of development that involve additional and larger clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended September 30,		$ Change	% Change
	2016	2015
	(in thousands, except percentages)
Research and development expenses:
GBT440 for the treatment of SCD	$10,108	$9,844	$264	3%
GBT440 for the treatment of hypoxemic pulmonary disorders	1,991	409	1,582	387%
Other preclinical programs	3,046	1,853	1,193	64%

Total research and development expenses	$15,145	$12,106	$3,039	25%

Research and development expenses increased by $3.0 million or 25%, to $15.1 million for the three months ended September 30, 2016 from $12.1 million for the three months ended September 30, 2015. The increase was primarily due to $4.8 million in increased external costs related to our SCD program for GBT440 as we continued our Phase 1/2 clinical trial and incurred start-up costs related to our Phase 3 study, which was partially offset by a decrease in expenses of $4.5 million for licensed intellectual property rights for GBT440 incurred in 2015, $1.6 million in increased internal and external costs associated with initiation of our Phase 2a clinical trial of GBT440 in idiopathic pulmonary fibrosis (IPF), and $2.0 million in increased expenses related to preclinical efforts for our other research-stage programs. These overall increases were further offset by $0.8 million in decreased expenditures on our HAE program as a result of the discontinuation of the program in the quarter ended September 30, 2016. Stock compensation expense was $1.0 million for the three months ended September 30, 2016 and $0.5 million for the three months ended September 30, 2015. The increase was primarily due to hiring additional personnel and recognition of the stock-based compensation expenses related to the modification and achievement of the performance-contingent awards.

General and administrative

General and administrative expenses increased by $3.3 million or 125%, to $6.0 million for the three months ended September 30, 2016 from $2.7 million for the three months ended September 30, 2015. The increase was primarily due to an increase of $3.0 million in salaries and benefits as a result of our hiring additional personnel and recognition of $0.9 million in stock-based compensation expenses related to the modification and achievement of the performance-contingent awards.

We expect to incur additional expenses in the future as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, The NASDAQ Global Select Market, additional insurance expenses, investor relations activities and other administrative and professional services.

Comparison of the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015
	(in thousands, except percentages)
Operating expenses:
Research and development	$40,847	$25,257	$15,590	62%
General and administrative	14,821	5,473	9,348	171%
Related party expenses	—	65	(65)	(100)%

Total operating expenses	55,668	30,795	24,873	81%

Loss from operations	(55,668)	(30,795)	(24,873)	81%
Interest and other (expense) income, net	407	20	387	* %

Net loss	$(55,261)	$(30,775)	$(24,486)	80%

*	Change is not meaningful

Research and development

The following table summarizes our research and development expenses incurred during the respective periods:

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015
	(in thousands, except percentages)
Research and development expenses:
GBT440 for the treatment of SCD	$24,810	$19,144	$5,666	30%
GBT440 for the treatment of hypoxemic pulmonary disorders	4,482	888	3,594	405%
Other preclinical programs	11,555	5,225	6,330	121%

Total research and development expenses	$40,847	$25,257	$15,590	62%

Research and development expenses increased by $15.6 million or 62% to $40.8 million for the nine months ended September 30, 2016 from $25.3 million for the nine months ended September 30, 2015. The increase was primarily due to increased external expense of $10.2 million related to our SCD program for GBT440 as we continued our Phase 1/2 clinical trial and incurred start-up costs related to our Phase 3 study, which was partially offset by a decrease in expenses of $4.5 million for licensed intellectual property rights for GBT440 incurred in 2015, $3.6 million in increased internal and external costs associated with initiation of our Phase 2a clinical trial of GBT440 in IPF, and $6.3 million in increased expenses related to preclinical efforts for our other research-stage programs, including our HAE program which was discontinued in the current quarter. Stock-based compensation expense was $2.1 million for the nine months ended September 30, 2016 and $1.2 million for the nine months ended September 30, 2015. The increase was primarily due to hiring additional personnel and recognition of the stock-based compensation expenses related to the modification and achievement of the performance-contingent awards.

General and administrative

General and administrative expenses increased by $9.3 million or 171%, to $14.8 million for the nine months ended September 30, 2016 from $5.5 million for the nine months ended September 30, 2015. The increase was primarily due to an increase of $6.7 million in salaries and benefits as a result of our hiring additional personnel and recognition of $0.9 million in stock-based compensation expenses related to the modification and achievement of the performance-contingent awards and an increase of $2.1 million in professional and consulting services primarily as we transitioned to a public company from a private company.

Related party expenses

Related party expenses were zero for the nine months ended September 30, 2016 compared to $65,000 for the nine months ended September 30, 2015. The decrease was due to a reduction in management services which we requested from TRV as we expanded our internal business management team.

Liquidity, Capital Resources and Plan of Operations

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. Prior to our IPO, our operations were financed primarily by net proceeds from the sale and issuance of convertible preferred stock. In August 2015, we completed our IPO pursuant to which we issued 6,900,000 shares of our common stock at a price to the public of $20.00 per share and received proceeds of $126.2 million, net of underwriting discounts and commissions, and offering expenses. In July 2016, we completed a follow-on offering pursuant to which we issued an aggregate of 6,667,228 shares of our common stock at a price of $18.75 per share, including 6,400,000 shares sold at the initial closing in June 2016 and 267,228 shares sold pursuant to the exercise of the underwriters’ over-allotment option to purchase additional shares in July 2016. We received aggregate proceeds of $117.0 million from the offering, net of underwriting discounts and commissions, and offering expenses. As of September 30, 2016, we had $217.8 million in cash and cash equivalents. In October 2016, we filed our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, and/or units. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

Our primary use of cash is to fund operations, which consist primarily of research and development expenditures. Cash used to fund operations is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance GBT440 through any completion of clinical development, to develop other potential product candidates from our research programs and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:

•	the time and cost necessary to initiate and complete our Phase 3 study of GBT440 for SCD, called the HOPE study, as well as to complete our ongoing Phase 1/2 clinical trial of GBT440 for the treatment of SCD and our Phase 2a clinical trial of GBT440 in IPF;

•	the time and cost necessary to conduct and complete any additional clinical trials required to pursue regulatory approvals for GBT440 for SCD or any other indications, and the costs of post-marketing studies that could be required by regulatory authorities or other post-marketing studies that we deem necessary for product lifecycle management;

•	the progress and results of the HOPE study, as well as our ongoing Phase 1/2 clinical trial of GBT440 for the treatment of SCD, and our other clinical trials of GBT440;

•	the progress, timing, scope and costs of our nonclinical studies, clinical trials and other related activities, including the ability to enroll subjects in a timely manner for our ongoing SCD, IPF and potential future clinical trials;

•	the costs of obtaining clinical and commercial supplies of GBT440 and any other product candidates we may identify and develop;

•	our ability to advance our other programs through preclinical and clinical development, and the timing and scope of these development activities;

•	our ability to successfully commercialize GBT440 and any other product candidates we may identify and develop;

•	the manufacturing, selling and marketing costs associated with the potential commercialization of GBT440 and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities;

•	the amount and timing of sales and other revenues from GBT440 and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies;

•	our ability to attract, hire and retain qualified personnel; and

•	the costs of maintaining, expanding and protecting our intellectual property portfolio.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(unaudited, in thousands)
Cash used in operating activities	$(47,671)	$(21,243)
Cash used in investing activities	(1,106)	(775)
Cash provided by financing activities	118,l12	128,446

Net increase in cash and cash equivalents	$69,335	$106,428

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2016 was $47.7 million, consisting of a net loss of $55.3 million, which was partially offset by non-cash charges of $5.9 million for stock-based compensation and $0.8 million for depreciation and amortization expense. The change in our net operating assets and liabilities was primarily due to an increase of $1.7 million in our accrued expenses related to our ongoing preclinical and clinical trials for SCD, an increase of $1.1 million in accrued compensation primarily related to additional headcount, which was partially offset by an increase of $0.5 million in our prepaid expenses related to corporate insurance and a decrease of $1.5 million in our accounts payable.

Cash used in operating activities for the nine months ended September 30, 2015 was $21.2 million, consisting of a net loss of $30.8 million, which was offset by non-cash charges of $4.5 million for the fair value of stock issued for the Regents of the University of California license, $1.7 million for stock-based compensation and $0.6 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $1.9 million in our accrued expenses related to our ongoing Phase 1/2 clinical trial of GBT440 for SCD, an increase of $0.9 million in accounts payable due to an increase in our research and development activities, and an increase of $0.6 million in accrued compensation primarily related to additional headcount, which was partially offset by an increase of $0.5 million in our prepaid expenses related to corporate insurance.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2016 and 2015 was related to our purchase of property and equipment for our office and laboratory facility.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2016 was $118.1 million, primarily from net proceeds of $117.0 million from the issuance of common stock in connection with our follow-on offering which was completed in July 2016 and to a lesser extent, proceeds of $1.1 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options.

Cash provided by financing activities for the nine months ended September 30, 2015 was $128.4 million, primarily from net proceeds of $126.4 million from the issuance of common stock in connection with our IPO in August 2015 and to a lesser extent, proceeds of $2.1 million from the issuance of restricted stock awards.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Contractual Obligations and Other Commitments

In September 2016, we entered into a sublease (the “Sublease”) with NexSteppe Inc., as sublandlord (“NexSteppe”) for approximately 4,700 square feet of space in a building located at 400 East Jamie Court in South San Francisco, California (the “Sublease Premises”). Subject to certain conditions, we intend to expand the Sublease Premises to include an additional 1,000 square feet of space, which would comprise all of the Premises, on or around December 31, 2016 (the “Expansion Date”). The term of the Sublease commenced on October 1, 2016 and will expire on December 31, 2017 or such earlier date as the Master Lease may be terminated pursuant to the terms thereof. The monthly commitment related to the Sublease Premises is approximately $23,000 from October 1, 2016 to December 31, 2017. The copy of the Sublease is filed herewith and is included as Exhibit 10.1.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial statements upon adoption.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard provides guidance on eight specific cash flow classification issues. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We believe that the adoption of this new standard will have no impact on our financial position or results of operations and have not elected to early adopt the amendment.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents of $217.8 million as of September 30, 2016 and $148.5 million as of December 31, 2015, which consist of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of September 30, 2016 and December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A. Risk Factors.

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. You should consider all of the risk factors described in this section, as well as in our other public filings, when evaluating our business. This discussion should be read in conjunction with our financial statements as of September 30, 2016 and December 31, 2015 and the notes accompanying those financial statements.

Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval of Our Product Candidates

If we are unable to obtain regulatory approval in one or more jurisdictions for GBT440 or any other product candidates that we may identify and develop, our business will be substantially harmed.

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities is lengthy and unpredictable, and depends upon numerous factors. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have not obtained regulatory approval for any product candidate, including GBT440, and it is possible that neither GBT440 nor any other product candidates we may seek to develop in the future will ever receive regulatory approval.

Applications for GBT440 or any other product candidates we may develop could fail to receive regulatory approval for many reasons, including but not limited to:

•	we may not be able to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that GBT440 or any other product candidates we may develop are safe and effective for any of their intended indications;

•	the FDA or comparable foreign regulatory authorities may disagree with our plans regarding the pathways and endpoints for approval or the design or implementation of our clinical trials;

•	the population studied in our clinical programs may not be sufficiently broad or representative to assure safety or demonstrate efficacy in the full population for which we seek approval;

•	the FDA or comparable foreign regulatory authorities may require additional preclinical studies or clinical trials beyond those we anticipate;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;

•	the data and results collected from clinical trials of GBT440 and any other product candidates that we may identify and pursue may not be sufficient to support the submission of a new drug application, or NDA, or other submission for regulatory approval in the United States or elsewhere;

•	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that any product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may change in a manner that renders our development and manufacturing efforts insufficient for approval.

The lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market GBT440 and any other product candidates that we may pursue in the United States or elsewhere, which would significantly harm our business, prospects, financial condition and results of operations.

We are heavily dependent on the success of our lead product candidate, GBT440, and all of our other programs are still in the preclinical development stage. If we are unable to successfully complete clinical development, obtain regulatory approval for, or commercialize GBT440, or experience delays in doing so, our business will be materially harmed.

To date, we have invested a majority of our efforts and financial resources in the preclinical and clinical development of GBT440, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize GBT440. Before we can generate any revenues from sales of GBT440, we will be required to conduct additional clinical development, including, among other things, completion of ongoing studies, including toxicology studies, and one or more larger registrational clinical trials to demonstrate safety and efficacy of GBT440 for any potential indication. In addition, we will need to seek and obtain regulatory approval, secure adequate manufacturing supply to support larger clinical trials and commercial sales and build a commercial organization. Further, the success of GBT440 will depend on patent and trade secret protection, acceptance of GBT440 by patients, the medical community and third-party payors, its ability to compete with other therapies, healthcare coverage and reimbursement, and maintenance of an acceptable safety profile following approval, among other factors. If we do not achieve these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize GBT440, which would materially harm our business.

Our initial product candidate, GBT440, is currently our only product candidate to have advanced into clinical trials. We are developing GBT440 as an oral, once-daily therapy for sickle cell disease, or SCD. We are currently evaluating GBT440 in SCD patients in an ongoing Phase 1/2 clinical trial, and are preparing to initiate a Phase 3 clinical trial of GBT440 in adult and adolescent patients with SCD. In addition, we are evaluating the safety and pharmacokinetics of single and multiple doses of GBT440 in adolescent patients with SCD, and we are also conducting a Phase 2a clinical trial of GBT440 for the treatment of idiopathic pulmonary fibrosis, or IPF, which is a hypoxemic pulmonary disorder.

All of our other programs are in an early stage of research and development, and we have no other product candidates in clinical trials. We have recently discontinued development of our former kallikrein inhibitor product candidate for the prevention of angioedema attacks associated with HAE, and we have not yet selected any other product candidates that would enable the filing of an Investigational New Drug application, or IND.

We are preparing to initiate a randomized, double-blind, placebo-controlled, multi-national Phase 3 study designed to enroll up to 400 SCD patients, age 12 years and older, who have had at least one episode of vaso-occlusive crisis in the previous year, which we are calling the HOPE study. The primary endpoint of the HOPE study relates to the proportion of patients who achieve an increase in hemoglobin levels (compared to baseline) as pre-specified in the study protocol. We have not previously conducted a clinical study of GBT440 in SCD patients using this primary endpoint, and we do not believe this measure has been used as a primary endpoint for any registration studies for any other SCD therapies. In addition, the HOPE study will also use a new patient reported outcomes (PRO) instrument that we have recently developed, and that has not been utilized before in any clinical studies, to generate data for a secondary endpoint in the HOPE study. However, before being able to seek or to obtain full or even conditional approval of GBT440 for the treatment of SCD, we may be required to conduct additional clinical trials of GBT440, including one or more additional Phase 3 clinical trials or other studies. We do not have a special protocol assessment agreement in place with the FDA.

We cannot be certain that GBT440 or any other product candidates will be successful in preclinical or clinical trials or receive regulatory approval. If we do not receive regulatory approval for, or otherwise fail to successfully commercialize, GBT440 or any other product candidates, we may need to spend significant additional time and resources to identify other product candidates, advance them through preclinical and clinical development and apply for regulatory approvals, which would adversely affect our business, prospects, financial condition and results of operations.

We may encounter substantial delays in completing our clinical trials, which in turn will result in additional costs and may ultimately prevent successful or timely completion of the clinical development and commercialization of our product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to the outcome. We expect to conduct the HOPE study, which will enroll up to 400 SCD patients, at multiple clinical sites located in the United States, Europe, Africa and the Middle East. We cannot guarantee that the HOPE study or any other clinical trials for our product candidates will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

Identifying and qualifying patients to participate in our ongoing and planned clinical trials of GBT440, especially for the HOPE study of GBT440 for SCD, and any other product candidates that we may develop are critical to our success. Our clinical development efforts are initially focused on rare chronic blood diseases. For example, according to CDC estimates, the prevalence of SCD, for which GBT440 is being studied, is 90,000 to 100,000 individuals in the United States. For IPF, it is estimated that less than 150,000 people in the United States are affected. Accordingly, there are limited patient pools from which to draw for clinical trials in our target indications. The HOPE study is designed to enroll up to 400 SCD patients in multiple study centers in the United States, Europe, Africa and the Middle East. We may not be able to identify, recruit, and enroll a sufficient number of subjects to complete our clinical trials of GBT440 because of the perceived risks and benefits of GBT440, the availability of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective subjects and the subject referral practices of physicians. Further, if subjects in our clinical trials fail to comply with our dosing regimens we may not be able to generate clinical data acceptable to the FDA in our trials. For the HOPE study, enrolled participants must use a patient reported outcomes (PRO) instrument to complete very frequent patient surveys generating data relevant to a secondary endpoint. If HOPE study participants fail to comply consistently with these PRO-related steps and procedures, the quality of these study data and our ability to interpret these data and results could be impaired, and these data and results may not be acceptable to the FDA. If patients are unwilling or unable to participate in, complete or comply with the protocols for our studies for any reason, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of potential products may be delayed.

If we experience difficulties or delays in enrollment or are otherwise unable to successfully complete any clinical trial of GBT440, especially the HOPE study, or our other product candidates, our costs may increase, and our ability to obtain regulatory approval and generate product revenue from any of these product candidates will be impaired. Any of these occurrences would harm our business, prospects, financial condition and results of operations.

The development of GBT440 as a potential disease-modifying anti-sickling agent in SCD and as a treatment for low oxygen levels in IPF represent novel therapeutic approaches to SCD and hypoxemic pulmonary disorders and there is a risk that the outcomes of our clinical trials will not be favorable or otherwise support a decision to seek regulatory approval or a decision to grant regulatory approval.

We have concentrated our therapeutic product research and development efforts on developing novel, mechanism-based therapeutics for the treatment of grievous blood-based disorders with significant unmet need, including SCD and IPF, and our future success depends on the successful development of this therapeutic approach. The clinical trial requirements of the FDA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. At the moment, there is only one approved therapy for SCD, hydroxyurea, and there are no approved therapeutics directed toward preventing the polymerization of hemoglobin molecules as a mechanism to reduce RBC sickling in SCD patients. As a result, the design and conduct of clinical trials for a therapeutic that targets this mechanism in SCD are subject to unknown risks, and we may experience setbacks with our ongoing or planned clinical trials of GBT440 in SCD because of the limited clinical experience with its mechanism of action in SCD patients. In particular, regulatory authorities in the United States have not issued definitive guidance as to how to measure and achieve efficacy in SCD. In our Phase1/ 2 clinical trial of GBT440 for SCD, we are evaluating exploratory endpoints, including anti-sickling and anti-hemolytic effects, changes in hemoglobin levels, and reticulocyte counts. Based on our discussion with the FDA regarding the design for our Phase 3 clinical trial of GBT440 for SCD, we have determined to measure change in hemoglobin levels as the primary endpoint in the HOPE study. This primary endpoint has not been used previously in a registration study for an SCD treatment. As a result, regulators have not determined that such data signifies a clinically meaningful result in SCD patients or can support seeking or obtaining regulatory approval.

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

We may not achieve our pre-specified endpoints in the HOPE study, or in other clinical trials where there is limited or no regulatory guidance regarding appropriate clinical endpoints, which would decrease the probability of obtaining marketing approval for GBT440 or any other product candidate we may develop. Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain regulatory approvals for GBT440 and other product candidates that we may pursue, would have an adverse impact on our business, prospects, financial condition and results of operations.

Results of earlier studies may not be predictive of future clinical trial results, and initial studies may not establish an adequate safety or efficacy profile for GBT440 and other product candidates that we may pursue to justify proceeding to advanced clinical trials or an application for regulatory approval.

The results of nonclinical and preclinical studies and clinical trials of GBT440 and other product candidates that we may pursue may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, our preclinical studies and clinical trials of GBT440 in SCD to date have involved mostly one genotype of SCD, HbSS, and the results of these studies may not be replicated in other genotypes of SCD or in subsequent clinical trials. Additionally, any positive results generated in our Phase 1/2 clinical trial of GBT440 in SCD in adults do not ensure that we will achieve similar results in our Phase 3 study of GBT440 in SCD called the HOPE study, or in any other larger, registrational clinical trials or in clinical trials of GBT440 in SCD in pediatric populations, including our Phase 2a clinical trial of GBT440 in adolescents with SCD, or in other potential indications for GBT440, such as IPF and other hypoxemic pulmonary disorders. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Product candidates in later stages of clinical trials may fail to demonstrate the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if early stage clinical trials are successful, we will need to conduct additional clinical trials for product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to demonstrate the required characteristics to support marketing approval for GBT440 or any other product candidate we may choose to develop in any ongoing or future clinical trials would substantially harm our business, prospects, financial condition and results of operations.

Before we are able to submit GBT440 for marketing approval, the FDA and comparable foreign regulatory authorities require that we conduct additional clinical trials and may impose additional requirements, the scope of which are not fully known at this time.

Before we can submit an NDA to the FDA for GBT440, we must successfully complete our ongoing clinical trials and one or more additional larger clinical trials. The FDA typically requires at least two pivotal, well-controlled clinical trials as a condition to the submission of an NDA and does not consider a single clinical trial to be adequate to support product approval. The FDA will typically only consider relying on one pivotal trial if, in addition, other well-controlled studies of the drug exist (for example, for other dosage forms or in other populations) or if the pivotal trial is a multi-center trial that provides highly reliable and statistically strong evidence of an important clinical benefit, such as effect on survival, organ function or patient reported outcomes and a confirmatory study would have been difficult to conduct on ethical grounds. Based on our discussions with the FDA regarding the design of the Phase 3 HOPE study of GBT440 in SCD patients, we believe that if the HOPE study meets the primary endpoint and at least one key secondary endpoint, the data and results from this Phase 3 clinical trial could form the basis for regulatory approval of GBT440 for SCD treatment. Before being able to seek or to obtain full or even conditional approval of GBT440 for the treatment of SCD, we may be required to conduct additional clinical trials of GBT440, including one or more additional Phase 3 clinical trials or other studies. We do not have a special protocol assessment agreement in place with the FDA. The FDA may also require a longer follow-up period for subjects treated with GBT440 prior to accepting an NDA submission.

The FDA or the comparable foreign authorities may not consider the design or results of our ongoing and planned clinical trials, including the HOPE study in SCD patients, to be sufficient for approval of GBT440 for SCD or IPF. If the FDA or comparable foreign regulatory authorities require additional clinical trials or data beyond that which we currently anticipate, we would incur increased costs and delays in the clinical development and marketing approval process, which may require us to expend more resources than are available to us. In addition, it is possible that the FDA and the comparable foreign authorities may have divergent opinions on the elements necessary for a successful NDA and Marketing Authorization Application, or MAA, respectively, which may cause us to alter our development, regulatory and/or commercialization strategies.

If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to delay, limit or terminate our clinical development activities.

Clinical trials by their nature utilize a sample of the potential patient population. Our Phase 1/2 clinical trial of GBT440 in SCD is designed to enroll between 96 and 128 subjects, and our Phase 2a clinical trial in IPF up to 30 subjects. Our Phase 3 HOPE study of GBT440 in SCD is designed to enroll up to 400 subjects. Any rare and severe side effects of GBT440 may be uncovered only in later stages of our ongoing clinical trials or only in trials involving different patient populations, such as pediatric patients, or any larger trials that we may conduct (including the HOPE study). Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Moreover, a preclinical toxicology study with GBT440 in non-humans and clinical trials involving other hemoglobin modifiers have shown a decrease in oxygen delivery to tissue when the percentage of modified hemoglobin is significant. Hemoglobin modifiers, by increasing sickle hemoglobin’s, or HbS’s, affinity for oxygen, can cause a shift in oxygen levels, potentially resulting in tissue hypoxia. If GBT440 or any product candidates that we may develop are associated with tissue hypoxia or other undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which could adversely affect our business, prospects, financial condition and results of operations.

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

We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the years ended December 31, 2015, 2014 and 2013 were $46.4 million, $20.8 million and $18.1 million, respectively. Our net losses for the nine months ended September 30, 2016 and 2015 were $55.3 million and $30.8 million, respectively. As of September 30, 2016, we had an accumulated deficit of $153.7 million. We have not generated any revenue since our inception, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

•	continue to advance GBT440 in clinical development for SCD, including as we prepare to initiate our Phase 3 HOPE study of GBT440 for SCD;

•	establish and maintain manufacturing and supply relationships with third parties that can provide adequate supplies (in amount and quality) of GBT440 to support further clinical development and, if approved, commercialization;

•	seek and obtain regulatory and marketing approvals for GBT440;

•	build a sales and marketing organization or enter into selected collaborations to commercialize GBT440, if approved;

•	advance our other programs, including our programs for the clinical investigation of GBT440 in IPF patients with hypoxemia and our other preclinical programs through preclinical and clinical development and commence development activities for any additional product candidates we may identify; and

•	expand our organization to support our research, development and commercialization activities and our operations as a public company.

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

We are currently advancing GBT440 through clinical development, including by initiating a multi-national Phase 3 study that will enroll up to 400 patients with SCD, and we are conducting preclinical research activities in our other programs. Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance GBT440 and other product candidates that we may identify and pursue in clinical trials. As of September 30, 2016 and December 31, 2015, we had working capital of $208.1 million and $140.1 million, respectively, and capital resources consisting of cash and cash equivalents of $217.8 million and $148.5 million, respectively. Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully complete the development, regulatory approval process and commercialization of GBT440 and any future product candidates.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to initiate and complete our Phase 3 study of GBT440 for SCD, called the HOPE study, as well as to complete our ongoing Phase 1/ 2 clinical trial of GBT440 for the treatment of SCD and our Phase 2a clinical trial of GBT440 in IPF, to conduct and complete any additional clinical studies required to pursue regulatory approvals for GBT440 for SCD or any other indication, and the costs of post-marketing studies that could be required by regulatory authorities;

•	the progress and results of our Phase 3 HOPE study, as well as of our Phase 1/2 clinical trial of GBT440 for the treatment of SCD and our other clinical trials of GBT440;

•	the progress, timing, scope and costs of our nonclinical studies, clinical trials and other related activities, including the ability to enroll subjects in a timely manner for our ongoing SCD, IPF and potential future clinical trials;

•	the costs of obtaining clinical and commercial supplies of GBT440 and any other product candidates we may identify and develop;

•	our ability to advance our other programs, including our programs for the clinical investigation of GBT440 in IPF patients with hypoxemic disorders through preclinical and clinical development, and the timing and scope of these development activities;

•	our ability to successfully commercialize GBT440 and any other product candidates we may identify and develop;

•	the manufacturing, selling and marketing costs associated with the potential commercialization of GBT440 and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities;

•	the amount and timing of sales and other revenues from GBT440 and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies;

•	our ability to attract, hire and retain qualified personnel; and

•	the costs of maintaining, expanding and protecting our intellectual property portfolio.

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

In addition, the execution of preclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. These third parties may terminate their agreements with us upon as little as 30 days prior written notice of a material breach by us that is not cured within 30 days. Many of these agreements may also be terminated by such third parties under certain other circumstances, including for convenience or upon our failure to comply with applicable laws. If any of our relationships with our third-party CROs terminates, we may not be able to enter into arrangements with alternative CROs on a timely basis or at all, or do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether they devote sufficient time and resources to our programs. Furthermore, these third party CROs may also have relationships with other entities, some of which may be our competitors. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our development activities may be extended, delayed, or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Switching or adding CROs involves additional cost, time and management resources and focus. CROs may also generate higher costs than anticipated.

Accordingly, our dependence on third-party CROs and other vendors may subject us to challenges, delays and costs that have a material adverse impact on our business, prospects, financial condition and results of operations.

We rely entirely on third parties for the manufacturing of our product candidates for preclinical studies and clinical trials and expect to continue to do so for any product commercialization. Our business could be harmed if any of those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture drug supplies for our ongoing and planned clinical trials of GBT440 or any additional clinical trials that we may conduct, and we lack the resources to manufacture any of our product candidates on a commercial scale. We rely, and expect to continue to rely, on third-party manufacturers to produce our product candidates for our clinical trials, including our planned HOPE study, as well as for commercial manufacture if any of our product candidates receives marketing approval. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay the clinical development and potential regulatory approval of our product candidates, which could harm our business and results of operations. We also expect to rely on multiple third parties for the manufacture of commercial supplies of GBT440 or any other product candidates, if approved.

We may be unable to establish or maintain agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish or maintain agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

The United States has enacted and is currently implementing wide-ranging patent reform legislation. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would diminish the value of our patents and patent applications or narrow the scope of our patent protection, or weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Our target patient populations are small, and accordingly the pricing, coverage and reimbursement of our product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. Accordingly, the availability of government funded or private insurance coverage for our product candidates for any approved indications, and the extent of reimbursement by governmental and private payors, will be essential for most patients to be able to afford expensive treatments, such as ours, assuming approval. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved drug products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicaid or Medicare However, the practices and requirements relating to the payment of rebates by drug manufacturers for Medicaid purchases are determined by each state, and in some cases, if a company does not enter into a rebate agreement, its Medicaid sales will be subjected to a “prior authorization” procedure that requires state agency approval to qualify a doctor’s prescription for reimbursement.

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

In some countries, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially, based on the large population of patients with SCD who reside in foreign countries.

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

Our business strategy incorporates potential international expansion as we prepare to initiate our multi-national HOPE study and seek to obtain regulatory approval for, and commercialize, GBT440 in patient populations outside the United States. If GBT440 is approved, we may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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

On June 23, 2016, the United Kingdom (or the U.K.) held a referendum in which voters supported the exit of the U. K. from the EU (commonly referred to as “Brexit”), which could cause disruptions to and create uncertainty surrounding our business, including affecting our existing relationships with third parties that conduct some of our nonclinical studies and clinical trials and our ability to enter into new relationships with vendors and other third-party contractors, which could have an adverse effect on our business, financial results and operations. The referendum is non-binding; however if passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the EU, including the terms of trade between the U.K. and the EU. Brexit has already and could continue to adversely affect European and/or worldwide economic and market conditions and could continue to contribute to instability in the global financial markets. The long-term effects of Brexit will depend in part on any agreements the U.K. makes to retain access to EU markets either during a transitional period or more permanently.

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

Beginning with the annual report on Form 10-K for the fiscal year ending December 31, 2016, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. Once we are no longer an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We expect to incur additional professional fees and internal costs to expand our accounting and finance functions and to expend significant management efforts in order to comply with these requirements. Previously we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

To date, we have never conducted a review of our internal control over financial reporting for the purpose of providing the reports required by Section 404. However, during the course of our subsequent review and testing, we may identify material weaknesses or significant deficiencies and be unable to remediate them before we must provide the required reports. If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Select Market or other adverse consequences that would materially harm our business.

We are an “emerging growth company,” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we have elected to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (1) December 31, 2020, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on certain reporting exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Pursuant to our 2015 Stock Option and Incentive Plan, or the 2015 Plan, we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, we have reserved shares of common stock for issuance pursuant to our 2015 Employee Stock Purchase Plan, or 2015 ESPP, which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of (i) 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, and our stock price may fall.

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

We have also registered all shares of our common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. As a result, these shares will be available for sale in the public market subject to vesting arrangements and exercise of options, and restrictions under applicable securities laws. In addition, our directors, executive officers and certain affiliates have established or may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 56.6% of our outstanding voting stock as of November 1, 2016 based on the latest publicly available information.

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

Global Blood Therapeutics, Inc.

Date: November 9, 2016	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Jeffrey Farrow
Jeffrey Farrow
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

10.1	Sublease by and between the registrant and NexSteppe Inc., dated September 15, 2016				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Global Blood Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.