Form 10-K
period 2016-12-31
Global Blood Therapeutics, Inc.
filed 2017-03-13
CIK 1629137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $322,085,543 as of June 30, 2016 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2017, the registrant had 43,534,173 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders, to be filed subsequent to the date hereof with the Securities and Exchange Commission (SEC), are incorporated by reference into Part III of this report. Such proxy statement will be filed with the SEC not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

GLOBAL BLOOD THERAPEUTICS, INC.

2016 FORM 10-K ANNUAL REPORT

i

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

In this Annual Report on Form 10-K, unless the context requires otherwise, “Global Blood Therapeutics,” “Company,” “we,” “our,” and “us” means Global Blood Therapeutics, Inc.

ii

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company dedicated to discovering, developing and commercializing novel therapeutics to treat grievous blood-based disorders with significant unmet need. Our lead product candidate is GBT440, an oral, once-daily therapy that modulates hemoglobin’s affinity for oxygen, which we believe inhibits hemoglobin polymerization in sickle cell disease, or SCD, and improves hypoxemia in idiopathic pulmonary fibrosis, or IPF. We are developing GBT440 for SCD. We are currently evaluating GBT440 in SCD in a Phase 3 clinical trial of GBT440 in adult and adolescent patients with SCD. In addition, we are evaluating the safety and pharmacokinetics of single and multiple doses of GBT440 in a Phase 2a clinical trial of adolescent patients with SCD. In December 2015, the Food and Drug Administration, or FDA, granted Fast Track Designation and Orphan Drug Designation for GBT440 for the treatment of SCD, and in November 2016 we were granted Orphan Drug Designation in Europe for GBT440 for the treatment of SCD.

In addition to SCD, we are conducting two Phase 2 clinical trials of GBT440 for the potential treatment of IPF, which is a hypoxemic pulmonary disorder. We are also engaged in other pre-clinical research and development activities.

SCD is marked by red blood cell, or RBC, destruction and occluded blood flow and hypoxia, leading to anemia, stroke, multi-organ failure, severe pain crises, and shortened patient life span. GBT440 inhibits abnormal hemoglobin polymerization, the underlying mechanism that causes sickling of RBCs. In our clinical trials of GBT440 in SCD patients, we observed reduced markers of RBC destruction, improvements in anemia, improvements in markers of tissue oxygenation, and reduced numbers of sickled RBCs.

SCD is a genetic blood disorder caused by a single point mutation in the beta-chain of hemoglobin, which results in the formation of abnormal hemoglobin known as sickle hemoglobin, or HbS. Normally, oxygenated RBCs travel from the lung through blood vessels. Hemoglobin is the protein inside RBCs that carries oxygen and releases oxygen at the tissues. In SCD, when oxygen is released, HbS becomes sticky and aggregates into polymers, or long, rigid rods within RBC, much like a “sword within a balloon.” The RBCs assume a sickled shape and becomes inflexible, which can destroy RBCs, cause blockage in small blood vessels, block blood flow, and decrease oxygen delivery to tissues. As a result, beginning in early childhood, SCD patients suffer many clinical consequences, including unpredictable and recurrent episodes, or crises, of severe chronic and acute pain, anemia, stroke, spleen failure, pulmonary hypertension, acute chest syndrome, liver disease, kidney failure, other morbidities, and premature death. These consequences are directly related to reduced blood flow and insufficient oxygen delivery. According to a 2014 publication, in the United States, SCD shortens patient life expectancy by approximately 25 to 30 years even with available medical care.

Current treatment options for SCD are limited to one approved therapy for adults known as hydroxyurea, blood transfusions and bone marrow transplantation. The utilization of these treatments is significantly limited due to their suboptimal efficacy and significant toxicity. As a result, patients with SCD continue to suffer serious morbidity and premature mortality.

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

GBT440’s therapeutic approach was inspired by the natural activity of fetal hemoglobin, or HbF. HbF is present during fetal development and in early infancy until it is replaced with adult hemoglobin, and has an inherently increased oxygen affinity that allows a fetus to extract oxygen from the mother’s blood. Typically, newborns with SCD do not experience RBC sickling until approximately six to nine months of age, after which HbF is usually no longer expressed. Additionally, it has been observed that rare individuals who have inherited both the HbS mutation as well as a gene deletion that allows them to continue to express 10% to 30% HbF in their RBCs into adulthood do not exhibit the clinical manifestations of SCD, despite expressing up to 90% sickled hemoglobin, or HbS in their blood. HbF dilutes the concentration of deoxygenated HbS that can participate in hemoglobin polymerization, and thereby significantly reduces the formation of hemoglobin polymers.

GBT440 is a novel, proprietary investigational drug that increases hemoglobin’s affinity for oxygen by binding to the alpha-chain of hemoglobin. GBT440 has been observed to keep a proportion of HbS, in its oxygenated state, where it cannot participate in polymerization. Similar to HbF, by diluting total HbS with a proportion of GBT440-bound hemoglobin, GBT440 prevents hemoglobin polymer formation. Based on its mechanism of action, we believe that GBT440 can reduce the physical and clinical manifestations of SCD.

In December 2014, we initiated our randomized, placebo-controlled, double-blind, single and multiple ascending dose Phase 1/2 clinical study of GBT440 in healthy subjects and patients with SCD. The study was conducted in three parts: single dose administration, followed by multiple dose administration, daily for 15 days in healthy subjects and 28 days in SCD subjects, and then followed by multiple dose administration, daily for up to six months in SCD subjects. In this clinical trial, we evaluated the safety, tolerability, pharmacokinetics, and pharmacodynamics of GBT440, as well as exploratory markers of SCD activity, including anti-hemolytic effects and SCD-related clinical effects. We reported initial results from this clinical trial at the American Society of Hematology, or ASH, meeting in December 2015. We reported additional results from this clinical trial at the European Hematological Association meeting in June 2016 and at the ASH meeting in December 2016. Among the 41 SCD subjects who received multiple doses of GBT440 (at doses of either 1000mg, 900mg, 700mg or 500mg per day) for 28 days up to six months, 100% of study subjects demonstrated a hematologic response to GBT440 therapy, as evidenced by improvements in one or more markers of hemolysis and anemia (hemoglobin, unconjugated bilirubin and percentage reticulocyte counts). In addition, all study cohorts showed marked reductions in irreversibly sickled cells in the peripheral blood from baseline, and, all study subjects treated for 90 days to up to six months showed sustained improvement in bilirubin and percentage reticulocyte counts, continued reductions in sickled RBCs and a median 1.0 g/dL increase in hemoglobin. As a result, this Phase 1/2 clinical study demonstrated GBT440’s pharmacological mechanism of action and linear, dose-proportional pharmacokinetics. In this clinical study, GBT440 was well tolerated through six months of dosing; the most common treatment-related adverse events were mild to moderate headaches and gastrointestinal disorders, which occurred in similar rates in the placebo arms.

Following discussions with the FDA that concluded successfully in October 2016, we have initiated a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of GBT440 in SCD that we refer to as the HOPE study. The HOPE study is designed to enroll up to 400 adult and adolescent SCD patients, age 12 years and older, who have had at least one episode of vaso-occlusive crisis in the previous year. The HOPE study is being conducted in two parts: the initial Part A, which will compare two dose levels of GBT440 (900 mg and 1500 mg) versus placebo, and will include up to 150 patients; followed by Part B, which will include 250 patients randomized to placebo or a dose of GBT440 selected based on the results of Part A. The main objectives of Part A are to select the optimal dose, define the final secondary endpoints for Part B and qualify the Patient Reported Outcome, or PRO, instrument. The primary efficacy endpoint of the HOPE study is the proportion of patients who achieve a >1 g/dL increase in hemoglobin at 24 weeks of treatment compared to baseline. Key secondary efficacy endpoints include the effect of GBT440 on SCD symptom exacerbation, which will be measured by our PRO instrument, in addition to overall SCD symptoms as compared to placebo. We will also assess traditionally defined vaso-occlusive crisis as well as hospitalizations and red blood cell transfusions as secondary endpoints.

We believe there is a significant market opportunity in SCD. The U.S. Centers for Disease Control, or CDC, estimates the prevalence of SCD at 90,000 to 100,000 individuals in the United States, where newborn screening is mandatory. It is estimated that the prevalence of SCD in Europe is approximately 60,000 individuals. The global incidence of SCD is estimated to be 250,000 to 300,000 births annually. One study estimates that in the

United States, the average annual cost for the care of an adult patient with the most common genotype of SCD exceeds $200,000, and the cumulative lifetime costs exceed $8.0 million over an assumed 50-year lifespan, driven primarily by hospital admissions, physician fees, clinic and emergency department visits, and the costs of diagnostic procedures and outpatient consultations.

We are also studying the potential for GBT440 to treat IPF, which is a fatal disease characterized by irreversible, progressive scarring of the lungs. The cause of IPF is unknown and there is no cure. As an IPF patient’s lung scarring worsens, the lungs cannot properly transport oxygen into the bloodstream and, as a result, the body’s tissues do not get the oxygen they need. Progression of lung scarring inevitably results in hypoxemia causing shortness of breath, and a decline in overall function; eventually the use of supplemental oxygen is necessary. Ultimately, the progressive worsening of lung function over time leads to organ dysfunction, frequent hospitalizations and death. IPF typically affects individuals over the age of 50, and the median survival after diagnosis is approximately 2 to 3 years.

Hypoxemia, which means abnormally low levels of oxygen in the blood, is a common finding in IPF. Hypoxemia is the underlying cause of patients’ symptoms of breathlessness and fatigue, and contributes to adverse patient outcomes. GBT440 has been shown to increase oxygen saturation in animal models of pulmonary fibrosis and severe hypoxemia. Based on these findings, GBT is now conducting two clinical trials of GBT440 as a potential treatment for hypoxemia in a broad range of subjects with IPF.

In June 2016, we initiated our first Phase 2a clinical trial of GBT440 in IPF. This clinical study is a randomized, placebo-controlled study of GBT440 that is evaluating the safety, tolerability, pharmacokinetics and effect on hypoxemia of GBT440 in patients with IPF who have hypoxemia on exertion. In November 2016, we initiated our second Phase 2a clinical trial of GBT440 in IPF, an open-label clinical study to evaluate the safety and efficacy of GBT440 for the treatment of hypoxemia in IPF patients who are using supplemental oxygen at rest. We have named this second Phase 2a clinical study the ZEPHYR study. In addition, in February 2017, we initiated a Phase 1 clinical trial to evaluate the physiologic effects of GBT440 in healthy volunteers under hypoxic conditions and exercise conditions that maximally stress heart and lung function, to support our understanding of GBT440’s effects on hypoxemia and complement our ongoing Phase 2a program.

We believe there is a significant market opportunity in IPF. It is estimated that there are less than 150,000 patients with IPF in the United States.

We own or jointly own and have exclusively licensed rights to our product candidates in the United States, Europe and other major markets. We own three issued U.S. patents that cover the composition of matter of GBT440, methods of use of GBT440, and a polymorph of GBT440. These patents are due to expire in 2032, 2034 and 2035, respectively (absent any applicable patent term extensions). We own or co-own additional pending patent applications in the United States and multiple foreign countries relating to our lead product candidate GBT440.

To execute on the opportunities presented by our research and development portfolio, we have assembled a team of employees, management and directors rich in scientific experience and capabilities in drug discovery, development and commercialization. Our management has a successful track record in developing and commercializing drug candidates. In aggregate, our management team has contributed to several drug approvals, including Avastin®, Herceptin®, Kaletra®, Kyprolis®, Ravictl® and Rituxan®. We intend to leverage this expertise and experience to rapidly advance the development of GBT440 for SCD, determine the potential of GBT440 in hypoxemic pulmonary disorders starting with IPF, and advance other product candidates that we may identify and develop.

Our Development Pipeline

The following table summarizes our development programs, potential indications, and their current stages of development:

GBT440 for the Treatment of Sickle Cell Disease

We are developing our lead product candidate GBT440 as a once-daily, oral therapy for patients with SCD. We are investigating GBT440’s potential to inhibit the abnormal polymerization of hemoglobin, which is the underlying mechanism of RBC, sickling and leads to the associated complications that characterize SCD. We have designed a clinical program for GBT440 targeted at the treatment of adults, adolescents, children and infants across all SCD genotypes. In December 2014, we initiated our first clinical trial of GBT440, a Phase 1/2 study in which we evaluated GBT440 in both healthy subjects and SCD subjects. In November 2016, we initiated our on-going multi-national Phase 3 clinical trial of GBT440 in adult and adolescent subjects with SCD, which we have named the HOPE study. In addition, we are evaluating the safety and pharmacokinetics of single and multiple doses of GBT440 in a Phase 2a clinical trial of adolescent patients with SCD.

Sickle Cell Disease Overview

SCD is a grievous disease that can lead to hemolytic anemia, meaning the destruction of RBCs within blood vessels, and vaso-occlusion, which means blocked blood flow to tissues, as well as progressive multi-organ damage and early death. Beginning in childhood, patients suffer unpredictable and recurrent episodes or crises of severe pain due to blocked blood flow to organs, which often lead to physical and psychosocial disability. In addition, the constant destruction of RBCs with the release of their contents into the blood often leads to damaged or diseased blood vessels, which further exacerbate blood flow obstruction and multi-organ damage. Consequences of SCD can manifest in early childhood and may include stroke, spleen failure, pulmonary hypertension, acute chest syndrome, liver disease, kidney failure, leg ulcers, priapism, which is a medical emergency due to refractory penile erection, and premature death. According to a 2014 publication, in the United States, SCD shortens patient life expectancy by approximately 25 to 30 years even with available medical care.

SCD is a genetic blood disorder caused by a single gene mutation in the beta-chain of hemoglobin, which results in mutant hemoglobin known as HbS. Hemoglobin is the protein in RBCs that carries oxygen from the lungs to the body’s tissues, releases oxygen at the tissues, and returns carbon dioxide from the tissues back to the lungs. Hemoglobin accomplishes this by binding and then releasing oxygen through allosterism, which means the hemoglobin molecule changes its shape to have a high affinity for oxygen in the lungs, where oxygen is abundant, and to have a low affinity for oxygen in the tissues, where oxygen must be released. Oxyhemoglobin, the high oxygen affinity form of hemoglobin, is formed in the lungs during respiration, when oxygen binds to the hemoglobin molecule. Deoxyhemoglobin, the low oxygen affinity form of hemoglobin, is formed when oxygen molecules are removed from the binding site as blood flows from the lungs to the tissues in the body. In patients with SCD, deoxygenated HbS, molecules polymerize to form long, rigid rods within an RBC, much like a “sword within a balloon.” As a consequence, the normally round and flexible RBC becomes rigid and elongate into a “sickled” shape. Sickled RBCs do not flow properly in the bloodstream; they clog small blood vessels and reduce blood flow to the organs. This results in inadequate oxygen delivery, or hypoxia, to all body tissues, which can lead to multi-organ failure and premature death.

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

SCD manifests in individuals who inherit at least one HbS gene from a parent and an additional mutation on the second beta globin gene from the other parent. There are several different genotypes of SCD, including the following major genotypes:

•	HbSS, or sickle cell anemia, where both genes are HbS;
•	HbSC, where one gene is HbS, and the other is HbC (inherited by a non-SCD impacted parent); and
•	HbS/ßthal, where one gene is HbS, and the other is Beta thalassemia.

Market Opportunity in SCD

The CDC estimates the prevalence of SCD at 90,000 to 100,000 individuals in the United States, where newborn screening is mandatory. The incidence of SCD is estimated at approximately 1 in 2,000 to 2,500 newborns in the United States. It is estimated that the prevalence of SCD in Europe is approximately 60,000 individuals. The global incidence of SCD is estimated to be 250,000 to 300,000 births annually. SCD is concentrated in populations of African, Middle Eastern and South Asian descent.

Of SCD patients in the United States, approximately 45% are under the age of 18, and approximately 60% to 65% have the HbSS genotype, which is often referred to as sickle cell anemia, with the remaining 35% to 40% having other genotypes. In all genotypes of SCD, the mechanism that leads to the consequences of the disease involves the polymerization of HbS in its deoxygenated state, which results in RBC sickling. We believe that because of this common underlying mechanism, GBT440 may show activity across all SCD genotypes. Our Phase 3 HOPE study is enrolling SCD patients with all genotypes of SCD.

SCD is associated with high treatment costs. One study estimates that in the United States, the average annual cost for the care of an adult patient with the most common genotype of SCD exceeds $200,000, and the cumulative lifetime costs exceed $8.0 million over an assumed 50-year lifespan, driven primarily by hospital admissions, physician fees, clinic and emergency department visits and the costs of diagnostic procedures and outpatient consultations. As a result, we believe that a safe, effective and convenient oral treatment for SCD would be well received by patients, physicians and payors.

Current Treatment Options and Their Limitations

SCD remains a significant unmet medical need. The only drug approved to treat SCD, known as hydroxyurea, which was initially approved as a chemotherapy drug, was approved by the FDA in 1998 for the treatment of sickle cell anemia in adults with 3 or more painful crises per year. Hydroxyurea is currently the only drug approved for SCD, and it is not approved for pediatric SCD patients in the United States. The use of hydroxyurea is significantly limited by its side effect profile, variable patient responses and concerns regarding long-term toxicity. Hydroxyurea’s side effects include impairment of fertility, suppression of white blood cells, or neutropenia, and suppression of platelets, or thrombocytopenia, which place patients at risk for infection and bleeding.

In addition to hydroxyurea treatment, transfusions with normal blood are an option to help alleviate anemia, which is a common symptom of SCD, and reduce sickling of RBCs. Blood transfusions have a number of limitations, including the expense of treatment, lack of uniform accessibility and risks ranging from allergic reactions to serious complications such as blood-borne infection and iron overload, which can cause organ damage. The only potentially curative treatment currently available for SCD patients is bone marrow transplantation, which requires a suitable matching donor and carries significant risks, including an approximately 5% mortality rate. Despite the current standard of care, including hydroxyurea, blood transfusion and palliative therapy for acute pain attacks, patients with SCD continue to suffer serious morbidity and premature mortality.

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

Overview of Hemoglobin Biology and GBT440’s Mechanism of Action

As described above, hemoglobin accomplishes transports oxygen from the lungs to the body’s tissues, releases oxygen into the tissues, and returns carbon dioxide from the tissues back to the lungs by changing its shape to be high affinity for oxygen in the lungs, where oxygen is abundant, and low affinity for oxygen in the tissues, where oxygen must be released. An important tool for assessing how readily hemoglobin acquires and binds oxygen in the lungs and releases oxygen into the tissues is the oxygen equilibrium curve, or OEC. The OEC represents the proportion of oxyhemoglobin, measured as the percentage of oxygen saturation (O2 % saturation) on the vertical axis relative to the amount of oxygen dissolved in blood, indicated as the oxygen tension, or partial pressure of oxygen (pO2) measured in millimeters of mercury (mmHg), on the horizontal axis.

We have demonstrated in preclinical models that our novel hemoglobin modifiers, including GBT440, bind to hemoglobin, resulting in increased oxygen affinity. The effect of GBT440 on the measured OEC is a shift of the curve to the left on the horizontal axis, as shown in the graph below. In other words, at a given prevailing oxygen tension in the blood, we have observed a higher percentage of oxygen saturation, or a higher proportion of oxyhemoglobin in the blood, following the administration of GBT440.

In various studies of SCD, scientists have demonstrated that hemoglobin in the oxygenated state is a potent inhibitor of HbS polymerization. Since HbS polymerization occurs in the deoxygenated state, we believe that increasing the proportion of oxyhemoglobin, or “left-shifting” the OEC, should delay the polymerization of HbS and prevent the sickling of RBCs, which may ameliorate many, of the clinical manifestations of SCD. Importantly, we are able to measure the proportion of hemoglobin modification (%HbMOD), which is expressed as the percentage of hemoglobin molecules occupied or bound by GBT440.

HbF, which is present during fetal development and persists for up to six to nine months in infants until it is replaced by adult hemoglobin, has an inherent high affinity for oxygen, which is critical for a developing fetus to capture oxygen from the mother’s blood. Newborns with SCD do not experience RBC sickling until approximately six to nine months of age, after which HbF is no longer expressed. Additionally, it has been observed that rare individuals who have inherited the HbS mutation and a gene deletion that allows them to continue to express 10% to 30% HbF in their RBCs into adulthood do not exhibit the clinical manifestations of SCD, despite expressing up to 90% sickled hemoglobin, or HbS, in their blood. HbF dilutes the concentration of deoxygenated HbS that can participate in polymerization, and thereby prevents hemoglobin polymer from forming.

Based on these observations, we believe that to delay polymerization of HbS, GBT440 would need to bind to only approximately 10% to 30% of the total hemoglobin in a patient’s blood. One theoretical concern regarding increasing the affinity of hemoglobin for oxygen is that excessive oxygen affinity could prevent hemoglobin from releasing oxygen into the tissues, thus causing hypoxia. However, based on HbF data, our animal toxicology studies, and our clinical studies, we believe our target modification of the total hemoglobin in a patient’s blood would not adversely compromise oxygen delivery to the tissues.

Phase 1/2 Clinical Trial of GBT440

In December 2014, we initiated our first clinical trial of GBT440, a randomized, placebo-controlled, double-blind, single and multiple ascending dose study in which we evaluated the safety, tolerability, pharmacokinetics and pharmacodynamics of GBT440 in both healthy subjects and patients with SCD. We refer to this Phase 1/2 clinical study as the GBT440-001 study. This clinical study was conducted at Quintiles Drug Research Unit at Guy’s Hospital in London, United Kingdom, and was conducted in three parts, as shown in Figure 1 below: Part A (single dose administration), Part B (multiple dose administration, daily for 15 days in healthy subjects and 28 days in SCD subjects), and Part C (multiple dose administration, daily for 90 days in SCD subjects). An extension study for patients in Part C to dose some patients for up to 6 months is referred to as GBT440-024. We evaluated GBT440’s ability to prevent the hemolysis or destruction of RBCs in SCD subjects primarily by measuring the blood levels of hemoglobin, bilirubin and reticulocyte counts. We also measured LDH as an additional marker of hemolysis; however it is generally more variable and nonspecific because it is released from tissues other than RBCs and does not measure extravascular hemolysis which is the primary hemolytic mechanism in SCD. In this clinical trial, we also evaluated the effect of GBT440 on morphologic sickling of RBCs. We believe that findings of decreased hemolysis and anti-sickling activity provide evidence of inhibition of sickle hemoglobin polymerization, which may translate into improved symptoms, reduction in clinical events (such as vaso-occlusive crisis) and reduced organ damage due to RBC sickling.

Figure 1 – Study Design of our Phase 1/2 Clinical Trial of GBT440

We reported initial results from our GBT440-001 Phase 1/2 clinical trial at the American Society of Hematology, or ASH, meeting in December 2015, additional results from this clinical trial at the European Hematological Association meeting in June 2016 and additional results at the ASH meeting in December 2016. As of the most recent data available to us in November 2016 in preparation for the ASH meeting, we dosed 48 subjects in Part A single dose administration cohorts. Additionally, in Part B multiple dose administration cohorts, we dosed 62 subjects, comprised of 24 healthy volunteers (18 of whom received GBT440 and six of whom received placebo) and 38 SCD subjects (28 of whom received GBT440 and 10 of whom received placebo). We initiated the first cohort in the Part C 90-day dose administration in SCD subjects in December 2015 and presented these data at EHA. Additionally, we initiated an extension study, GBT440-024, to allow for the 90 day 900 mg cohort to receive GBT440 for up to six months. Also, 2 subjects with SCD have been enrolled in an ongoing cohort of subjects with HbSC or HbS/ ß+thalassemia.

Overall, a total of 261 subjects, including 205 healthy subjects and 49 adult SCD subjects and 7 adolescent subjects with SCD, have been administered single or multiple doses of GBT440 across 11 clinical studies. A total of 97 subjects (48 healthy subjects and 49 SCD subjects) have received GBT440 in our Phase 1/2 clinical trial, GBT440-001 and its extension to 6 months, GBT440-024. Seven adolescent participants (median age of 16 years) received a single dose of GBT440 at 600 mg in the single dose and pharmacokinetic portion (Part A) of Study GBT440-007. In addition to these Phase 1/2 clinical trials, there are eight clinical pharmacology studies (four completed and four ongoing), in which a total of 157 healthy subjects have received GBT440. The most commonly reported adverse events, or AEs, regardless of treatment causality, across SCD subjects included mild or moderate headache, pain (both headache and pain were reported more frequently in the placebo arm than in the GBT440 treatment arms), rash, back pain, fatigue, diarrhea, and cough. All events of diarrhea were mild. Most of these events resolved without treatment and are easily monitored. Some adults with SCD experienced acute painful sickle cell crisis in the follow-up period after drug discontinuation or dose holds, which was thought to be related to underlying SCD, and not to GBT440.

Based on data available for review in November 2016 from our Phase 1/2 clinical study, no drug-related serious adverse events, or SAEs, have been reported. No SAEs were reported in the single dose cohorts or in healthy subjects who received multiple doses of GBT440. A total of 10 SAEs, each of which were assessed to be not related to study drug, were reported in SCD subjects in the multiple dose cohorts.

The pharmacokinetic data from SCD subjects shows a dose proportional increase in GBT440 exposure following single and multiple dosing. The half-life was observed to be approximately 2.8 days in healthy subjects and 1.6 days in SCD subjects. The shorter half-life in SCD subjects may be due to higher RBC turnover and/or anemia in SCD.

Among the 41 SCD patients who received multiple doses of GBT440 (at doses of either 500 mg, 700 mg, 900 mg, or 1000 mg per day) in our Phase 1/2 clinical study for 28 days up to six months, 100% of study subjects demonstrated a hematologic response to GBT440 therapy, as evidenced by significant improvement in one or more clinical markers of hemolysis and anemia (hemoglobin, unconjugated bilirubin and percentage reticulocyte counts). In addition, all study cohorts showed marked reductions in irreversibly sickled RBCs in the peripheral blood from baseline, and all study subjects treated for 90 days up to six months showed sustained improvement in bilirubin and percentage of reticulocyte counts, continued reductions in sickled RBCs and a median 1.0g/dL increase in hemoglobin. There was no evidence of tissue hypoxia; trends to erythropoietin reductions and the reduction in reticulocyte counts were consistent with an improvement in tissue oxygen delivery; oxygen delivery to tissues at rest and during exercise was normal.

As presented at the ASH meeting in December 2016, the tables below show that SCD subjects in our Phase 1/2 study who were treated for 90 days to six months with GBT440 showed a durable and significant hemoglobin increase as compared to placebo. In addition, SCD subjects in this study showed sustained improvements in bilirubin level as well as counts of reticulocyte and irreversibly sickled cells, and a greater increase in hemoglobin than at day 28.

Durable Effect: Significant Hemoglobin Increase Maintained with Dosing for 3-6 Months

	Cohort 16 (700 mg x 90 d) (N = 6)	Cohort 17 (900 mg x 3-6 mo) (N = 7)	Total patients treated (N = 13)	Placebo (pooled across all Cohorts) (N = 14)	P Value for GBT440 vs placebo

Median change to end of treatment (25th and 75th percentile)	1.1 g/dL (0.6, 1.3)	1.0 g/dL (0.8, 1.3)	1.0 g/dL (0.7, 1.3)	-0.1 (-0.3, 0.2)	<0.001

Proportion of patients with > 1 g/dL increase	50%	43%	46%	0	0.006

All Patients Dosed with GBT440 Showed A Reduction in Hemolysis, Reticulocytes, and Sick Cells

Change from baseline to end of treatment (median, 25th and 75th percentile)	Cohort 16 700 mg (n = 6)	Cohort 17 900 mg (n = 7)	Total patients treated (n = 13)	Placebo (pooled across all Cohorts) (N = 14)	P Value for GBT440 vs placebo
Unconjugated bilirubin (%)	-37.2 (-43.4, -23.7)	-42.9 (-61.8, -32.8)	-39.7 (-49.9, -32.2)	2.0 (-19.9, 11.8)	<0.001
Lactate dehydrogenase (%)	0.8 (-14.7, 1.1)	-51.4 (-58.1, -12.5)	-12.9 (-51.4, 0.9)	-2.9 (-9.1, -1.1)	ns
% Reticulocytes (%)	-21.0 (-32.9, -18.1)	-15.0 (-35.4, 1.8)	-18.5 (-32.9, -12.6)	9.0 (0.8, 13.3)	0.002
Dense RBCs (%)	-35.5[a] (-56.5, -1.4)	-28.6[b] (-41.9, 15.0)	-28.6[c] (-50.0, 15.0)	1.9[b] (-5.3, 4.0)	ns
Irreversibly sickled cells (%)	-72.0 (-78.7, -60.8)	-79.7[b] (-87.5, -70.0)	-76.6[d] (-83.6, -63.0)	9.7 (-2.7, 18.6)	<0.001

Figure 2: Peripheral Blood Smear of a GBT440-Treated Subject at Baseline (Day -1) and Day 90

Representative images from GBT440-treated subject

Day 1	Day 90 (GBT440 700 mg)

We believe the expanding clinical evidence demonstrating that GBT440 was well tolerated up to 6 months of dosing and that GBT440 inhibits irreversibly sickled cells, improves hemolytic anemia, and reduces RBC damage continues to support the potential for GBT440 to serve as a disease-modifying therapy for SCD.

Phase 3 HOPE Study of GBT 440

The HOPE study is a randomized, double-blind, placebo-controlled, multi-national, Phase 3 clinical trial enrolling up to 400 adult and adolescent SCD patients age 12 and older who have had at least one episode of vaso-occlusive crisis, or VOC, in the previous year (see Figure 3). The HOPE study is being conducted in two-parts: the initial Part A, which will compare two dose levels of GBT440 (900 mg and 1500 mg) versus placebo, and will include up to 150 patients; followed by Part B, which will include 250 patients randomized to placebo or a dose of GBT440 selected based on the results of Part A. The main objectives of Part A are to select the optimal dose, define the final secondary endpoints for Part B and qualify the Patient Reported Outcome, or PRO, instrument. The primary efficacy endpoint of the HOPE study is the proportion of patients who achieve a >1 g/dL increase in hemoglobin at 24 weeks of treatment compared to baseline. Our discussions with the FDA have focused on a path way to full approval based on the HOPE study, by meeting the primary and at least one key secondary endpoint, though achieving this outcome will depend in large part on the data and results obtained from the study itself. Key secondary efficacy endpoints include the effect of GBT440 on SCD symptom exacerbation, which will be measured by our PRO instrument, in addition to overall SCD symptoms as compared to placebo. The PRO is administered on a hand-held electronic device, and is designed to capture the full range of daily SCD symptoms. The HOPE study will also assess traditionally defined VOC as well as hospitalizations and red blood cell transfusions as secondary endpoints.

Figure 3: Phase 3 HOPE Study Design

We plan to conduct the Phase 3 HOPE Study at leading SCD sites around the globe, enrolling adults and adolescents with SCD who have had at least one episode of VOC in the previous year. The HOPE Study was initiated in December 2016 and we anticipate receipt of top-line data results in the first half of 2019.

European Union Regulatory Path for GBT440

We are engaged in discussions with European regulatory authorities to define the future development plan for GBT440. The objectives of these regulatory interactions include discussion of study design for additional clinical trials, trial endpoints and the development of GBT440 in other patient populations, including pediatrics.

In November 2016, the European Commission, or EC, granted Orphan Drug Designation status in the European Union, or EU, for GBT440 for the treatment of SCD.

Evaluation of GBT440 in Hypoxemic Pulmonary Disorders

In hypoxemic pulmonary disorders, where the lungs cannot supply adequate oxygen to the blood, we believe that hemoglobin modifiers such as GBT440 that left-shift the oxy-hemoglobin equilibrium curve have the potential to enable increased oxygen uptake in the lungs, resulting in increased blood oxygen saturation and improved oxygen delivery to tissues. The primary goal in treating patients affected by these disorders is to compensate for the reduced oxygen diffusion associated with the underlying lung disease by increasing hemoglobin oxygen affinity and in turn increasing blood oxygen content.

We are evaluating our lead product candidate GBT440 in patients with IPF, a fatal disease characterized by irreversible, progressive fibrosis or scarring of the lungs. The prognosis is poor for patients with IPF, which typically occurs primarily in people over 50 years old, with a median survival time from diagnosis of two to three years. It is estimated that there are less than 150,000 patients with IPF in the United States. The scarring of the lungs leads to a reduction in the diffusion of oxygen from the lung to the blood resulting in hypoxemia, or low blood oxygen levels, which is believed to play a key role in IPF patients’ symptoms, disease co-morbidities and adverse patient outcomes. Ultimately, the progressive worsening of lung function over time leads to organ dysfunction, frequent hospitalizations and death. Since GBT440 is intended to specifically treat the hypoxemia associated with IPF, we believe that if GBT440 is shown to be safe and effective in IPF patients, it may have the potential to be administered in combination with other therapeutics that focus on slowing the rate of disease progression, such as pirfenidone and nintedanib.

Supplemental oxygen therapy is a well-established treatment in chronic hypoxemic conditions, but is associated with a significant burden on the patients’ quality of life due to demands of the delivery equipment that ultimately can lead to significantly impaired mobility and psychosocial decline. In addition, IPF patients who are prescribed supplemental oxygen therapy may still have significant periods of oxygen desaturation, leading to symptoms and reductions in physical activity. Accordingly, we believe an orally administered drug that improves oxygen uptake and delivery may improve dyspnea, cough and other symptoms related to hypoxemia and may have the potential to improve quality of life, reduce IPF exacerbations and healthcare utilization.

We have observed in a mouse model of hypoxia, referred to below as Study 1 that oral dosing with a hemoglobin-modifying analog of GBT440 reduces hypoxemia under conditions of extreme hypoxia (5% oxygen, far lower than 21% atmospheric or room air oxygen). Furthermore, treated animals demonstrated improved hemodynamic measures including blood pressure and increased survival rates compared to control, as shown in the figure below. We believe this result is based upon the compound’s effect on increased hemoglobin oxygen affinity and the associated increase in blood oxygen content.

Study 1: Increased survival in animals treated with GBT440 analog and exposed to hypoxia (5% oxygen)

Based on the results of Study 1, we initiated additional animal studies in two disease models of acute hypoxemic lung injury and bleomycin-induced fibrosis. In these animal studies, we also observed improvements in hypoxemia and tissue oxygenation in animals treated with the hemoglobin-modifying analog of GBT440 compared to controls.

In the fibrosis model (Study 3), bleomycin was administered to induce fibrosis and hypoxemia over a period of two weeks and then treated with a GBT440 analog or control. As shown in the graph below, the administration of the GBT440 analog resulted in a significant improvement in hypoxemia (oxygen saturation). The results of these studies suggest that a hemoglobin-modifying agent such as GBT440 may improve oxygen uptake in a lung with compromised oxygen diffusion capacity, such as fibrosis.

Study 3: Increased oxygen saturation in animals treated with GBT440 analog in bleomycin induced lung fibrosis

Based on these results, we have initiated two Phase 2a clinical studies of GBT440 in IPF patients with hypoxemia: GBT440-006 and GBT440-026 (which we have named the ZEPHYR study). In addition, we have initiated a Phase 1 study of GBT440 in healthy volunteers relating to hypoxemic conditions.

Phase 2a GBT440-006 Study

In June 2016, we initiated our first Phase 2a clinical trial of GBT440 in IPF. GBT440-006 is a randomized placebo-controlled clinical study evaluating the safety, tolerability, pharmacokinetics and effect on hypoxemia of GBT440 in patients with IPF who are hypoxemic on exertion. Approximately 30 IPF patients, 45 to 80 years of age, are being enrolled to receive either 900 mg or 600mg of GBT440 or matching placebo orally, daily for 28 days. The primary endpoint for the study is to evaluate the safety of GBT440 over a 58-day period. Key secondary endpoints include evaluating the effect of GBT440 on oxygen saturation, IPF-related symptoms using patient reported outcomes as well as the six-minute walk distance. The study will also assess the pharmacokinetic profile of GBT440 in IPF patients.

Phase 2a GBT 440-026 (ZEPHYR) Study

In November 2016, we initiated our second Phase 2a clinical trial in IPF, which we refer to as the ZEPHYR study. The ZEPHYR study is an open-label clinical study evaluating the safety and efficacy of GBT440 in subjects with IPF who have hypoxemia at rest and require supplemental oxygen. Approximately 16 IPF subjects, 45 to 80 years of age, are being enrolled to receive 900 mg of GBT440 orally, daily for 90 days. The primary endpoint for the study is to evaluate the effect of GBT440 on oxygen saturation at rest over a 90-day period. Secondary endpoints include evaluating the effect of GBT440 on the requirement for supplemental oxygen, IPF-related symptoms and quality of life using patient reported outcomes as well as the six-minute walk distance.

Phase 1 GBT 440-0111 (Basecamp) Study

In February 2017, we initiated a Phase 1 clinical trial to evaluate the physiologic effects of GBT440 in healthy volunteers under hypoxemic conditions and exercise conditions that maximally stress heart and lung function, which we refer to as the Basecamp study. The Basecamp study is intended to support our understanding of GBT440’s effects on hypoxemia and complement our ongoing Phase 2a program in IPF.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently depend on third-party contract manufacturing organizations, or CMOs, for all of our requirements of raw materials, drug substance and drug product for our non-clinical research and our ongoing clinical trials of our lead product candidate GBT440. We have not entered into long-term commercial manufacturing agreements with our current CMOs. We intend to continue to rely on CMOs for later-stage development and commercialization of GBT440, as well as the development and commercialization of any other product candidates that we may identify. Although we rely on CMOs, we have personnel and third-party consultants with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

We believe the synthesis of the drug substance for GBT440 is reliable and reproducible from readily available starting materials, and the synthetic routes are amenable to large-scale production and do not require unusual equipment or handling in the manufacturing process. We have obtained an adequate supply of the drug substance for GBT440 from our CMOs to satisfy our immediate clinical and nonclinical demands. We have implemented improvements to our drug substance manufacturing process to further ensure production capacity adequate to meet future development and potential commercial demands.

We have completed development for a solid oral formulation of a tablet form of GBT440, and are continuing to develop potential pediatric formulations.

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

We plan to continue to expand our intellectual property portfolio. We endeavor to promptly file domestic and international patent applications for new commercially valuable inventions, including applications directed to compositions and methods of treatment created or identified from our ongoing development of our product candidates. Our success will depend in part on our ability to obtain and maintain patent and other proprietary rights protecting our commercially important technology, inventions and know-how related to our business, defend and enforce our current and future issued patents, if any, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our intellectual property portfolio.

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent, if any, is issued, and patent scope can be reinterpreted by the courts after issuance. Moreover, many jurisdictions permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any patents, if issued, will provide sufficient protection from competitors for our business.

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings or derivation proceedings declared by the United States Patent and Trademark Office, or USPTO, to determine the priority of inventions.

Patents

Our patent portfolio includes seven issued U.S. patents, as well as multiple U.S. and foreign patent applications in various stages of prosecution or allowance. Our patent applications and patents fall into two categories: those relating our lead product candidate GBT440 or otherwise to our lead development program; and those relating to any of our other research and development programs over time, such as our now-discontinued research program for kallikrein modulators.

Our patent portfolios related to our lead program are comprised of multiple patent families relating to GBT440 and analogs, and include patent applications related to GBT440 covering certain compositions of matter, methods of use, method of manufacture, formulations, and polymorphs of GBT440, as well as certain compositions of matter and methods of use for GBT440 analogs. These patent applications are pending in a variety of jurisdictions, including the United States, jurisdictions under the Patent Cooperation Treaty, or PCT,

Argentina, Taiwan and other countries. With regard to our lead product candidate GBT440 specifically, we are the sole owner of three issued U.S. patents that cover GBT440 (U.S. Patent Nos. 9,018,210, 9,248,199, and 9,447,071). U.S. Patent No. 9,018,210, issued on April 28, 2015, covers the composition of matter for GBT440, U.S. Patent No. 9,248,199, issued on February 2, 2016, covers methods of use of GBT440, and U.S. Patent No. 9,447,071, issued on September 20, 2016, and covers a polymorph of GBT440. These issued U.S. patents covering our lead product candidate will expire in 2032, 2034, and 2035, respectively, absent any applicable patent term extensions. Any patents that may issue from our other patent applications relating to GBT440 in the United States or from corresponding PCT and foreign patent applications, if issued, would be expected to expire between 2032 and 2037, absent any applicable patent term extensions. Some of these pending patent applications are jointly owned by us and Regents of the University of California, or the Regents, as described below.

In addition, we own additional issued U.S. patents related to our lead program covering the composition of matter for GBT440 analogs, which were granted in 2015 and 2016, and are currently expected to expire in 2032 and 2033, respectively, absent any applicable patent term extensions. Any patents that may issue from the other patent applications relating to GBT440 analogs in the United States or from corresponding PCT and foreign patent applications, if issued, would be expected to expire between 2032 and 2033, absent any applicable patent term extensions. Some of these pending patent applications are jointly owned by us and the Regents.

In addition, we own jointly with and have exclusively licensed from the Regents worldwide patent rights to U.S. Patent No. 9,012,450 and to several pending U.S. patent applications covering GBT440 and GBT440 analogs. In exchange for our exclusive license, we have agreed to pay a royalty to the Regents of less than 1% on future net sales and to use commercially reasonable efforts to develop, manufacture, market and sell the products covered by the licensed patents. The risks associated with joint ownership of patent rights are more fully discussed under “Risk Factors-Risks Related to Our Intellectual Property.”

Patent term

The base term of a U.S. patent is 20 years from the filing date of the earliest-filed non-provisional patent application from which the patent claims priority, assuming that all maintenance fees are paid. The term of a U.S. patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the USPTO the extent of which is offset by delays by the patent owner before the USPTO in obtaining the patent. In some cases, the term of a U.S. patent is shortened by a terminal disclaimer that reduces its term to that of an earlier-expiring patent. The term of a U.S. patent may be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, to account for at least some of the time the drug is under development and regulatory review after the patent is granted. With regard to a drug for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of the term of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved drug, an FDA-approved method of treatment using the drug and/or a method of manufacturing the FDA-approved drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the FDA approval of the drug. Some foreign jurisdictions, including Europe and Japan, have analogous patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency. In the future, if our lead product candidate GBT440 or any other product candidates receive FDA approval, we would expect to apply for patent term extension on patents, if issued, covering those products, their methods of use and/or methods of manufacture.

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

Sales and Marketing

We intend to begin building a commercial infrastructure in the United States and to consider building additional capabilities that may be necessary to effectively support the commercialization of GBT440 when we believe a regulatory approval in a particular geography is likely. Because SCD is a rare disease in several significant geographic markets, with a concentrated prescribing audience and a small number of key opinion leaders who significantly influence the treatments prescribed for the relevant patient population, we believe that we can effectively address the market using our own targeted, specialty sales and marketing organization supported by internal sales personnel, an internal marketing group and distribution support. Additional capabilities important to the SCD and hematology marketplace include the management of key accounts such as managed care organizations, specialty pharmacies and government accounts.

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

In the area of SCD, we expect to face competition from hydroxyurea (marketed as DROXIA or Hydrea by Bristol-Myers Squibb Company as well as in generic form), which is currently the only approved therapeutic for the treatment of adults with SCD. Several companies are also developing product candidates for chronic treatment in SCD, including Novartis AG, which is engaged in the clinical development of crizanlizumab, an anti-P-selectin monoclonal antibody, Sancilio, which has announced they will be initiating a phase 3 trial for SC411, docosahexaenoic acid, and Emmaus, which has filed an NDA for pharmaceutical grade L-glutamine. Several other agents are in early clinical trials investigating new mechanisms of action for the chronic treatment of SCD. We also expect to face competition from one-time therapies for SCD, including hematopoietic stem cell transplantation, gene therapy and gene editing. For example, bluebird bio, Inc. is currently engaged in the clinical development of LentiGlobin BB305, which aims to treat SCD by inserting a functional human beta-globin gene into the patient’s own hematopoietic stem cells, or HSCs, ex vivo and then transplanting the modified stem cell into the patient’s bloodstream. While not directly competitive with preventative agents like GBT440, several agents are also in development for the acute treatment of SCD crises including rivipansel, being developed by Pfizer Inc.

In the area of IPF, we expect to face competition from the approved therapeutics, including pirfenidone (marketed by Genentech a member of the Roche Group as Esbriet in the U.S., Canada, EU, and other markets, by Shionogi as Pirespa in Japan, and in generic form in certain markets) and nintedanib, marketed by Boehringer Ingelheim GmbH in the U.S. and EU as Ofev. In addition, there are several other anti-fibrotic agents in Phase 2 studies that could impact the future IPF landscape. Since GBT440’s approach is to address the hypoxemic aspects of IPF, we believe that GBT440 could be administered potentially in combination with other disease modifying therapeutics such as pirfenidone and nintedanib.

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

Our product candidates must be approved by the FDA through the New Drug Application, or NDA, process before they may be legally marketed in the United States. The process generally involves the following:

•	completion of extensive non-clinical studies in accordance with applicable regulations, including the FDA’s GLP regulations;

•	submission to the FDA of an IND application, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices, or GCPs, and other clinical-trial related regulations to establish the safety and efficacy of the investigational drug for each proposed indication;

•	submission to the FDA of an NDA, for a new drug;

•	a determination by the FDA within 60 days of its receipt of an NDA whether to accept it for filing and review;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with current good manufacturing practices, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	potential FDA audit of the non-clinical and/or clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

The non-clinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for any of our product candidates, including GBT440, will be granted on a timely basis, or at all. The data required to support an NDA is generated in two distinct development stages: non-clinical and clinical. The non-clinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing in humans. As the drug sponsor, we must submit the results of the non-clinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans, and must become effective before human clinical trials may begin.

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

Clinical trials

Clinical trials are generally conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3 trials, which may overlap.

•	Phase 1 clinical trials generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the product candidate.

•	Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose of the product candidate required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•	Phase 3 clinical trials generally involve large numbers of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product candidate for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the product candidate and provide an adequate basis for product approval. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval, to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

As the drug sponsor, we must submit progress reports detailing the results of the clinical trials and other information at least annually to the FDA, as well as written IND safety reports to the FDA and the study investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing that suggests a significant risk for human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must include methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

NDA and FDA review process

The results of nonclinical studies and clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the drug and proposed labeling, are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more specified indications. The FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP requirements to assure and preserve the product’s identity, strength, quality and purity. FDA approval of an NDA must be obtained before a drug may be legally marketed in the United States.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA is typically accompanied by a user fee (adjusted on an annual basis). According to the FDA’s fee schedule, effective through September 30, 2017, the user fee for an NDA is approximately $2 million. PDUFA also imposes an annual product fee for human drugs (approximately $98,000). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business having fewer than 500 employees. Additionally, an application for a product that has been designated as a drug for a rare disease or condition (referred to as an orphan drug) under section 526 of the Federal Food, Drug, and Cosmetic Act is not subject to an application fee unless the application includes an indication for other than a rare disease or condition. GBT440 for the treatment of sickle cell disease has been granted orphan drug designation by the FDA and by the European Commission.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA is supposed to make a decision on accepting an NDA for filing within 60 days of receipt of the submission. Once the NDA is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA is supposed to complete its initial review of an NDA that it has accepted for review and respond to the applicant within stated periods (within 10 months for a standard NDA and six months for an NDA designated by the agency for priority review). However, the FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product (including the facilities of contract manufacturers, if applicable) to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA may also audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. There are likely to be extensive discussions between the FDA and the applicant during the review process. The review and evaluation of an NDA by the FDA is very comprehensive and time consuming and may take longer than originally planned to complete.

After the FDA evaluates an NDA, it will issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter indicates that the review cycle of the application is complete and the application will not be approved in its present form, and usually describes all of the specific deficiencies in the NDA identified by the FDA. The complete response letter may require additional clinical data and/or additional clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

United States Orphan drug designation

We were granted orphan drug designation for GBT440 for the treatment of SCD by the FDA in 2015. Under the Orphan Drug Act in the United States, the FDA may grant orphan designation to a drug product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States (or more than 200,000 individuals in the United States in limited circumstances). Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but does confer other potential development and commercialization benefits as described below.

If we submit an NDA seeking approval for GBT440 for the treatment of sickle cell disease, this NDA submission should qualify for the orphan user fee exemption from the PDUFA application fee. In addition, we should qualify for additional incentives, including tax credits for qualifying clinical trials, and may also qualify for a substantial period of market exclusivity. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, or by providing a major contribution to patient care. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product for a different indication than that for which the orphan product has exclusivity. A competitor could also block the approval of one of our products for seven years by obtaining orphan product exclusivity for the same product (or a competitor product that contains our product candidate) for the same indication we are seeking (although we are not aware that any competitor is seeking to develop GBT440 for sickle cell disease alone or as part of a competitor’s product). If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union, or EU, has similar, but not identical, requirements and benefits.

Expedited development and review programs

In addition to the US orphan drug designation, our product candidate GBT440 has received a Fast Track designation from the FDA for the potential treatment of sickle cell disease. The FDA’s Fast Track program is intended to expedite or facilitate the process for reviewing new drugs that are intended to treat a serious or life threatening condition, where nonclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to both the product and the specific indication for which it is being studied.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review.

A product candidate may obtain accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or another significant clinical benefit. As a condition of accelerated approval, the FDA may require that the drug sponsor perform post-approval clinical trials, and may impose marketing restrictions to limit distribution or use to assure safe use of the drug.

Additionally, a drug may be eligible for designation as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as a Fast Track designation, in addition to intensive guidance from FDA to ensure an efficient drug development program. Fast Track designation, priority review, accelerated approval and breakthrough designation do not change the standards for approval but may expedite the development or approval process.

Pediatric information

Under the Pediatric Research Equity Act, an NDA or supplement to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, which was signed into law in 2012, requires that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or, if there is no end-of-Phase 2 meeting as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from non-clinical studies, early phase clinical trials, and/or other clinical development programs.

Post-marketing requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, monitoring and recordkeeping activities, reporting of adverse experiences and complying with complex promotion and advertising requirements, which include restrictions on promoting drugs for uses or for patient populations for which the drug was not approved (known as “off-label use”), and limitations on industry-sponsored scientific and educational activities and on interactions with healthcare providers. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use of these materials, and may be required to be reviewed in advance in certain circumstances such as a new product launch. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the pharmaceutical company may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require additional data or the conduct of additional non-clinical studies and clinical trials.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP requirements. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP requirements. Our third party manufacturers must comply with cGMP requirements that require among other things, quality control and quality assurance, the maintenance of records and documentation, and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP requirements, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including recall.

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

Moreover, although as a drug manufacturer we would not submit claims directly to payors, drug manufacturers can be held liable under the federal False Claims Act, which prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and the potential implication of various federal criminal statutes.

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

United States patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of the FDA approval of any of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the patent term extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves any application for patent term extension or restoration. In the future, we may apply for restoration of patent term for our GBT440 product candidate, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Marketing exclusivity provisions under the Federal Food, Drug, and Cosmetic Act provide a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. So far as we are aware, GBT440 would qualify as a new chemical entity under these provisions. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator who holds the NDA for the active agent.

The Federal Food, Drug, and Cosmetic Act also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA for a drug product that contains an active moiety that has been previously approved if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication.

Five-year and three-year exclusivity will not delay the submission or approval of a full NDA by a competitor. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and clinical trials necessary to demonstrate safety and efficacy. Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity in the United States. Pediatric exclusivity is another type of regulatory market exclusivity in the United States which, if granted, adds six months to the end of existing exclusivity periods and patent terms, and may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued pre-approval written request for such a pediatric trial where information relating to the use of the product candidate in a pediatric population may produce health benefits in that population.

European Union drug development and Orphan Drug designation

In the EU, our product candidates may also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory authorities has been obtained.

Similar to the United States, the various phases of nonclinical and clinical research in the EU are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

The EU clinical trials legislation is currently undergoing an ongoing revision process mainly aimed at harmonizing and streamlining the clinical trials authorization process, simplifying adverse event reporting procedures, improving the supervision of clinical trials, and increasing their transparency.

In November 2016, the European Commission, acting on a positive recommendation from the Committee for Orphan Medicinal Products, or COMP, of the European Medicines Agency, or EMA, designated GBT440 as an orphan medicinal product for the treatment of sickle cell disease. Orphan drug status in the EU has similar, but not identical, requirements and benefits to US orphan drug status, including 10 years of marketing exclusivity from the approval of the marketing application, designated product-specific consultation by the EMA, and certain reductions or exemptions in regulatory fees.

European Union drug review and approval

In the European Economic Area, or EEA, which is comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines, and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. This mandatory Centralized Procedure applies in the case of GBT440 for sickle cell disease, in light of the 2016 designation of GBT440 as an orphan medicinal product for the treatment of sickle cell disease.

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

Under the above-described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In November 2016 we were granted orphan drug designation in the EU for GBT440 for the potential treatment of SCD.

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

Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States, no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. The coverage determination process is often time-consuming and costly and is likely to require us to provide scientific and clinical support for the use of our product candidates to each payor individually, with no assurance that coverage and adequate reimbursement will be obtained.

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the Affordable Care Act, or ACA, contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, and mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, the ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP, and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products and potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits (phased-in by 2014).

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Any negotiated prices for any of our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although under the current state of the law these newly eligible entities (with the exception of children’s hospitals) will not be eligible to receive discounted 340B pricing on orphan drugs. As 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. We expect that an increasing emphasis on cost containment measures in the United States will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products, for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved.

Employees

As of December 31, 2016, we employed 95 full-time employees, including 63 in research and development and 32 general and administrative and 1 part-time employee, in the United States. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Research and Development

Research and development expense recognized were $61.2 million for the year ended December 31, 2016, $36.7 million for the year ended December 31, 2015 and $16.3 million for the year ended December 31, 2014.

Financial Information about Segments

We operate in a single accounting segment — dedicated to discovering, developing and commercializing novel therapeutics to treat grievous blood-based disorders. Refer to Note 1, “Organization and Basis of Presentation” in the Notes to Consolidated Financial Statements included elsewhere in this report.

Corporate Information

We were incorporated in Delaware in February 2011 and commenced operations in May 2012. Our principal executive offices are located at 400 East Jamie Court, Suite 101, South San Francisco, California 94080. Our telephone number is (650) 741-7700 and our e-mail address is investor@globalbloodtx.com. Our Internet website address is www.globalbloodtx.com. No portion of our website is incorporated by reference into this Annual Report on Form 10-K.

We completed our initial public offering, or IPO, in August 2015, in which we sold 6,900,000 shares of common stock, at a public offering price of $20.00 per share, the net proceeds of which totaled $126.2 million, after deducting underwriting discounts and commissions and offering expenses incurred by us. In July 2016, we completed a follow-on offering pursuant to which we issued an aggregate of 6,667,228 shares of our common stock at a price of $18.75 per share, including 6,400,000 shares sold at the initial closing in June 2016 and 267,228 shares sold pursuant to the exercise of the underwriters’ over-allotment option to purchase additional shares in July 2016. We received aggregate proceeds of $117.0 million from the offering, net of underwriting discounts and commissions, and offering expenses. In October 2016, we filed our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, and/or units. In February 2017, we completed a follow-on offering under the shelf registration pursuant to which we issued an aggregate of 5,867,347 shares of our common stock at a price of $24.50 per share. We received aggregate proceeds of approximately $135.6 million from the offering, net of underwriting discounts and commissions, and estimated offering expenses. After the completion of this follow-on offering in February 2017, up to a maximum aggregate offering price of $106.2 million of our common stock, preferred stock, debt securities, warrants and/or units remain available under our shelf registration statement on Form S-3.

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. We would cease to be an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission, or SEC. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at

100 F Street, N.E. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Global Blood Therapeutics, Inc.) at its website at www.sec.gov. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the years ended December 31, 2016 and 2015 were $82.5 million and $46.4 million, respectively. As of December 31, 2016, we had an accumulated deficit of $180.9 million. We have not generated any revenue since our inception, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

•	continue to advance GBT440 in clinical development, for which we have initiated the Phase 3 HOPE study of GBT440 for the potential treatment of patients with SCD, have initiated a Phase 2a clinical trial of GBT440 for the potential treatment of low oxygen levels, also known as hypoxemia, in patients with idiopathic pulmonary fibrosis, or IPF, have initiated a Phase 1 clinical study to evaluate the physiologic effects of GBT440 in healthy volunteers under hypoxic conditions and exercise conditions that maximally stress heart and lung function, and have additional Phase 1/2a clinical trials ongoing in SCD and IPF patients;
•	establish and maintain manufacturing and supply relationships with third parties that can provide adequate supplies (in amount and quality) of GBT440 to support further clinical development and, if approved, commercialization;
•	seek and obtain regulatory and marketing approvals for GBT440 for any indication;
•	build a sales and marketing organization or enter into selected collaborations to commercialize GBT440 for any indication, if approved;
•	advance our other programs through nonclinical and clinical development and commence development activities for any additional product candidates we may identify; and
•	expand our organization to support our research, development and commercialization activities and our operations as a public company.

We have never generated any revenues from product sales and may never be able to develop or commercialize a marketable drug or achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to maintain adequate cash reserves to advance our development programs or achieve approval to commercialize any products, or our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our research and development pipeline, market GBT440 or any other product candidates we may identify and pursue (if approved), or continue our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We are currently advancing GBT440 through clinical development, including by initiating a multi-national Phase 3 clinical trial of GBT440 that will enroll up to 400 patients with SCD, and by evaluating the safety and pharmacokinetics of single and multiple doses of GBT440 in a Phase 2a clinical trial of adolescent patients with SCD. We are also conducting two Phase 2a studies of GBT440 for the potential treatment of hypoxemia in patients with IPF, as well as a complementary Phase 1 study of GBT440 in healthy volunteers to evaluate the physiologic effects of GBT440 under hypoxic conditions and exercise conditions that maximally stress heart and lung function. GBT440 is our only product candidate, though, we are conducting nonclinical research activities in other programs.

Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance GBT440 and other product candidates that we may identify and pursue in clinical trials. As of December 31, 2016 and 2015, we had working capital of $134.3 million and $140.1 million, respectively and capital resources consisting of cash and cash equivalents and short and long-term marketable securities totaling $197.3 million and $148.5 million respectively. Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully complete the development, regulatory approval process and commercialization of GBT440 or any other future product candidates.

In August 2015, we sold 6,900,000 shares of common stock in our initial public offering, the net proceeds of which totaled $126.2 million, after deducting underwriting discounts and commissions and offering expenses incurred by us. In July 2016 we completed the sale of 6,667,228 shares of common stock in a follow-on offering, the net proceeds of which totaled $117.0 million, after deducting underwriting discounts and commissions and offering expenses. In October 2016, we filed our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, and/or units. In February 2017, we completed the sale of 5,867,347 shares of common stock in a follow-on offering under the shelf registration, the net proceeds of which totaled approximately $135.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities, will be sufficient to fund our operations for at least the next twelve months. After the completion of this follow-on offering in February 2017, up to a maximum aggregate offering price of $106.2 million of our common stock, preferred stock, debt securities, warrants and/or units remain available under our shelf registration statement on Form S-3.

However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize GBT440 or any other product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to conduct and complete our Phase 3 HOPE study for the potential treatment of SCD, as well as to complete our ongoing Phase 2a clinical trial in this development program;
•	the time and cost necessary to conduct and complete our ongoing clinical program of GBT440 for the potential treatment of hypoxemia in IPF, including the Phase 2a clinical trial of GBT440 that we initiated in November 2016, the Phase 1 clinical study of GBT440 that we initiated in February 2017 as well as other ongoing Phase 1 and Phase 2a clinical trials in this development program;
•	the time and cost to conduct and complete any additional clinical studies required to pursue regulatory approvals for GBT440 for SCD, hypoxemia in IPF or any other indication, and the costs of post-marketing studies that could be required by regulatory authorities for any indication;
•	the progress, data and results of our Phase 3 HOPE study, as well as of multiple other Phase 1and Phase 2a clinical trials of GBT440 for the potential treatment of SCD or hypoxemia in IPF patients, and our potential future clinical trials;
•	the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our Phase 3 HOPE study as well as our other multiple Phase 1 and 2a clinical trials of GBT440 for SCD or hypoxemia in IPF patients, and our potential future clinical trials;
•	the costs of obtaining clinical and commercial supplies of GBT440 and any other product candidates we may identify and develop;
•	our ability to advance our development programs, including our program for the clinical investigation of GBT440 in SCD patients and in hypoxemia in IPF patients through nonclinical and clinical development, as well as any other potential product candidate programs we may identify and pursue, and the timing and scope of these development activities;
•	our ability to successfully obtain any regulatory approvals from any regulatory authorities to market and sell GBT440 and any other product candidates we may identify and development in any territory(ies);
•	our ability to successfully commercialize GBT440 and any other product candidates we may identify and develop;
•	the manufacturing, selling and marketing costs associated with the potential commercialization of GBT440 and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities in any territory(ies);
•	the amount and timing of sales and other revenues from GBT440 and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the time and cost necessary to respond to technological and market developments;
•	the extent to which we may acquire or in-license other product candidates and technologies;
•	our ability to attract, hire and retain qualified personnel; and
•	the costs of maintaining, expanding and protecting our intellectual property portfolio.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit or terminate of our lead product candidate GBT440 in one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval of Our Product Candidates

If we are unable to obtain regulatory approval in one or more jurisdictions for our lead product candidate, GBT440, or any future product candidates that we may identify and develop, our business will be substantially harmed.

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities is lengthy and unpredictable, and depends upon numerous factors. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have not obtained regulatory approval for any product candidate, including our lead product candidate GBT440, and it is possible that neither GBT440 nor any other product candidates we may seek to develop in the future will ever obtain any regulatory approval.

Applications for GBT440 or any other product candidates we may develop could fail to receive regulatory approval for many reasons, including but not limited to:

•	we may not be able to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities (including the European Medicines Agency, or EMA) that GB440 or any other product candidates we may develop are safe and effective for any proposed indications;
•	the FDA or comparable foreign regulatory authorities may disagree with our plans regarding the pathways and endpoints for approval or the design or implementation of our nonclinical studies or clinical trials;
•	the populations studied in our clinical programs may not be sufficiently broad or representative to assure safety or demonstrate efficacy in the full population for which we seek approval;
•	the FDA or comparable foreign regulatory authorities may require additional nonclinical studies or clinical trials beyond those we anticipate;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data and results from our nonclinical studies or clinical trials;
•	the data and results collected from nonclinical studies or clinical trials of GBT440 and any other product candidates that we may identify and pursue may not be sufficient to support the submission of a new drug application, or NDA, or any other submission for regulatory approval in any other jurisdiction;
•	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;
•	the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract and rely on for all clinical and commercial supplies of GBT440 and any other product candidates (if any); and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may change in a manner that renders our development or manufacturing efforts insufficient for approval.

The lengthy regulatory review and approval process, as well as the inherent unpredictability of the results of nonclinical and clinical trials, and our reliance on third party manufacturers for any product candidates, may result in our failing to obtain regulatory approval to market GBT440 and other product candidates that we may pursue in the United States or elsewhere, which would significantly harm our business, prospects, financial condition and results of operations.

We are heavily dependent on the success of our lead product candidate, GBT440, and all of our other programs are still in the nonclinical development stage. If we are unable to successfully complete clinical development, obtain regulatory approval for, and commercialize GBT440, or experience delays in doing so, our business will be materially harmed.

To date, we have invested a majority of our efforts and financial resources in the nonclinical and clinical development of our lead and initial product candidate GBT440, including conducting nonclinical studies and clinical trials and providing general and administrative support for these operations. We do not have any other clinical product candidates. Our future success is highly dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize GBT440 for one or more potential indications. Before we can generate any revenues from sales of GBT440, we must conduct substantial additional clinical development (including, among others, multiple ongoing clinical studies and toxicology studies, and possibly additional future nonclinical studies and clinical trials to demonstrate safety and efficacy of GBT440 for any potential indication). In addition, we will need to seek and obtain regulatory approval for any potential indication, secure an adequate manufacturing supply to support larger clinical trials and commercial sales and build a commercial organization. Further, the success of GBT440 as a potential commercial product will also depend on patent and trade secret protection, acceptance of GBT440 by patients, the medical community and third-party payors, its ability to compete with other therapies, the status and availability of healthcare coverage and adequate reimbursement, and maintenance of an acceptable safety and efficacy profile following approval, among other factors. If we do not achieve all of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize GBT440, which would materially harm our business.

GBT440 is currently our only product candidate to have advanced into clinical trials. We are developing GBT440 as an oral, once-daily therapy for the potential treatment of SCD, and are currently evaluating GBT440 in SCD patients in ongoing Phase 1/2a clinical trials and in the HOPE Study, which is a recently initiated Phase 3 clinical trial in adult and adolescent SCD patients. In addition, we are conducting a Phase 1/2 program evaluating GBT440 for the potential treatment of hypoxemia in IPF.

All of our other programs are in an early, nonclinical stage of research and development, and we have no other product candidates in clinical trials. Out of our ongoing internal early-stage nonclinical research, we have not selected any other product candidates that would enable the filing of an IND. As a result, we are very dependent on our lead product candidate GBT440 for our business, prospects, financial condition and results of operations.

We are also very dependent on the data and results that we obtain over time from our most advanced clinical trial of our lead product candidate, GBT440. In late 2016, we initiated the HOPE study, which is designed to enroll up to 400 SCD patients, age 12 years and older, who have had at least one episode of vaso-occlusive crisis in the previous year. The primary endpoint of the HOPE study relates to the proportion of patients who achieve an increase in hemoglobin levels (compared to baseline) as pre-specified in the study protocol. We have not previously conducted any clinical study of GBT440 in SCD patients using this primary endpoint, and we do not believe this measure has been used as a primary endpoint for any registration studies for any other SCD therapies. In addition, the HOPE study will also use a new patient reported outcomes, or PRO, instrument that we recently developed, and that has not been utilized before in any clinical studies, to generate data for a secondary endpoint in the HOPE study.

Our discussions with the FDA have focused on a pathway to full approval of GBT440 for the potential treatment of SCD patients based on the HOPE study, by meeting the primary endpoint and at least one key secondary endpoint. However, before being able to seek or to obtain full or conditional approval of GBT440 for the potential treatment of SCD, we may be required to conduct one or more additional clinical trials of GBT440, including one or more additional Phase 3 clinical trials or other studies. We do not have a special protocol assessment agreement in place with the FDA.

We cannot be certain that GBT440 or any other product candidates that we seek to develop will be successful in nonclinical studies or clinical trials or receive any regulatory approvals. If we do not receive regulatory approval for, or otherwise fail to successfully commercialize, GBT440 or any other product candidates, we are likely to need to spend significant additional time and resources to identify other product candidates, advance them through nonclinical and clinical development and apply for regulatory approvals, which would adversely affect our business, prospects, financial condition and results of operations.

The development of GBT440 as a potential disease-modifying anti-sickling agent in SCD patients and as a treatment for hypoxemia in patients with IPF each represent novel therapeutic approaches, and there is a risk that the outcomes of our clinical trials will not be favorable or otherwise support any decision to seek or grant any regulatory approval.

We have concentrated our product research and development efforts on developing novel, mechanism-based therapeutics for the treatment of grievous blood-based disorders with significant unmet need, including SCD and IPF, and our future success depends on the successful development of this therapeutic approach. The clinical trial requirements of the FDA and other comparable regulatory agencies and the criteria these regulators use to determine the safety and efficacy of any product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. To date, there is only one approved therapy for SCD, hydroxyurea, and there are no approved therapeutics directed toward preventing the polymerization of hemoglobin molecules as a mechanism to reduce red blood cell sickling in SCD patients. As a result, the design and conduct of clinical trials for a therapeutic such as GBT440 that targets this mechanism in SCD patients are subject to unknown risks, and we may experience setbacks with our ongoing or planned clinical trials of GBT440 in SCD because of the limited clinical experience with its mechanism of action in these patients.

In particular, regulatory authorities in the United States have not issued definitive guidance as to how to measure and achieve efficacy in treatments for SCD. Based on our discussion with the FDA regarding the design for the HOPE study, we have determined to measure change in hemoglobin levels as the primary endpoint in the HOPE study. This primary endpoint has not been used previously in a registration study for any SCD treatment. As a result, regulators have not determined that such data would signify a clinically meaningful result in SCD patients or would support seeking or obtaining regulatory approval.

With the exception of oxygen supplementation, there is currently no approved therapy to relieve low oxygenation in patients with hypoxemic pulmonary disorders such as IPF. Similar to our development program in SCD, the design and conduct of clinical trials for a therapeutic agent that targets this mechanism in IPF are subject to unknown risks, and we may experience setbacks with our ongoing or planned clinical trials of GBT440 because of the lack of clinical experience with its mechanism of action in IPF patients.

We may not achieve our pre-specified endpoints in the HOPE study, or in other clinical trials where there is limited or no regulatory guidance regarding appropriate clinical endpoints, which would decrease the probability of obtaining marketing approval for GBT440 or any other product candidate we may develop. Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain regulatory approvals for GBT440 and any other product candidates that we may pursue, would have an adverse impact on our business, prospects, financial condition and results of operations.

Results of earlier studies may not be predictive of future clinical trial results, and initial studies may not establish an adequate safety or efficacy profile for GBT440 and other product candidates that we may pursue to justify proceeding to advanced clinical trials or an application for regulatory approval.

The results of nonclinical studies and clinical trials of GBT440, our other product candidates and future product candidates that we may pursue may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial may not necessarily predict final results. For example, our nonclinical studies and clinical trials to date of GBT440 in SCD have involved mostly one genotype of SCD, known as HbSS, and the results of these studies may not be replicated in other genotypes of SCD or in subsequent clinical trials. The HOPE study of GBT440 in SCD is not limited to only the HbSS genotype. Additionally, any positive results generated in our Phase 1/2 clinical trial of GBT440 in SCD in adults do not ensure that we will achieve similar results in the HOPE study, which will enroll both adult and adolescent populations, or our ongoing Phase 2a clinical trial of GBT440 in adolescents with SCD, or in any other potential indications for GBT440, such as IPF and other hypoxemic pulmonary disorders. Our later stage clinical trials, such as the HOPE study, may involve significantly broader patient populations than those in earlier clinical trials.

Product candidates in later stages of clinical trials, such as our recently initiated HOPE study, may fail to demonstrate the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks.

In addition, nonclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval, in part because of differing interpretations of data and results by regulatory authorities.

Our failure to demonstrate the required characteristics to support marketing approval for GBT440 or any other product candidate we may choose to develop in any ongoing or future clinical trials would substantially harm our business, prospects, financial condition and results of operations.

Before we are able to submit GBT440 for marketing approval, the FDA and comparable foreign regulatory authorities may impose additional requirements, the scope of which are not fully known at this time.

Before we can submit an NDA to the FDA for GBT440 for any potential indication, we must successfully complete our clinical trials including at least one or more additional larger clinical trials. The FDA typically requires at least two pivotal, well-controlled Phase 3 clinical trials as a condition to the submission of an NDA and does not usually consider a single Phase 3 clinical trial to be adequate to support product approval. The FDA will typically only consider relying on one pivotal trial if, in addition, other well-controlled studies of the drug exist (for example, for other dosage forms or in other populations) or if the pivotal trial is a multi-center trial that provides highly reliable and statistically strong evidence of an important clinical benefit, such as effect on survival, organ function or patient reported outcomes and a confirmatory study would have been difficult to conduct on ethical grounds.

Based on our discussions with the FDA regarding the design of the HOPE study of GBT440 in SCD patients, we believe that if the HOPE study meets the primary endpoint and at least one key secondary endpoint, the data and results from this Phase 3 clinical trial could form the basis for regulatory approval of GBT440 for SCD treatment. However, before being able to seek or to obtain full or even conditional approval of GBT440 for the treatment of SCD, we may be required to conduct additional clinical trials or nonclinical studies of GBT440, including one or more additional Phase 3 clinical trials or other studies. The FDA may also require a longer follow-up period for subjects treated with GBT440 prior to accepting an NDA submission. We do not have a special protocol assessment agreement in place with the FDA.

The FDA or the comparable foreign authorities may not consider the results of our ongoing (including our HOPE study in SCD patients), planned or potential future clinical trials, to be sufficient for approval of GBT440 for SCD patients or hypoxemia in IPF patients. If the FDA or comparable foreign regulatory authorities require additional clinical trials or data beyond that which we currently anticipate, we would incur increased costs and delays in the clinical development and marketing approval process, which may require us to expend more resources than are available to us. In addition, it is possible that the FDA and the comparable foreign authorities may have divergent opinions on the elements necessary for a successful NDA and Marketing Authorization Application, or MAA, respectively, which may cause us to alter our development, regulatory and/or commercialization strategies.

We may encounter substantial delays in conducting or completing our clinical trials, which in turn will result in additional costs and may ultimately prevent successful or timely completion of the clinical development and commercialization of our lead product candidate or any other product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of any our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We expect to conduct the HOPE study, which will enroll up to 400 SCD patients, at multiple clinical sites located in the United States,

Europe, Africa and the Middle East, with top line data and results expected in the first half of 2019. In addition, we have multiple ongoing Phase 1/2 clinical studies of GBT440 for the potential treatment of SCD patients or hypoxemia in IPF patients. We cannot guarantee that the HOPE study or any other clinical trials for GBT440 or any other product candidates we may pursue will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays or failures in reaching a consensus with regulatory agencies on study design, including clinical endpoints sufficient to support an approval decision;
•	delays or failures to receive approval for conduct of clinical studies in one or more geographies which could result in delays in enrollment and availability of data and results;
•	delays or failures in reaching agreement on acceptable terms with a sufficient number of prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	delays in obtaining required Institutional Review Board, or IRB, or ethics committee approval for each clinical trial site;
•	delays in recruiting a sufficient number of suitable patients to participate in our clinical trials;
•	imposition of a clinical hold by any regulatory authority, including if imposed due to safety concerns after an inspection of our clinical trial operations or study sites;
•	failure by our CROs, clinical sites, participating clinicians or patients, other third parties or us to adhere to clinical trial, regulatory or legal requirements;
•	failure to perform in accordance with the FDA’s good clinical practices, or GCPs, or applicable regulatory requirements in other countries;
•	delays in the testing, validation, manufacturing and delivery of sufficient quantities of our product candidates or study related devices (such as the hand-held PRO instrument being used by patients in our HOPE study) to the clinical sites and patients;
•	delays in having patients enroll or complete participation in a study in accordance with applicable protocols, or return for post-treatment follow-up;
•	reduction in the number of participating clinical trial sites or patients, including by dropping out of a trial;
•	failure to address in an adequate or timely manner any patient safety concerns that arise during the course of a trial;
•	unanticipated costs or increases in costs of clinical trials of our product candidates;
•	the occurrence of serious adverse events or other safety concerns associated with our product candidates; or
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols or obtaining additional IRB or other approvals to conduct or complete clinical studies of our product candidates.

We could also encounter delays if a clinical trial is suspended or terminated for any reason (which could occur as a result of termination by us, by the IRBs or ethics committees of the institutions in which such trials are being conducted, by an independent Safety Review Board for such trial, or by the FDA or other regulatory authorities). A clinical trial can be suspended or terminated for a wide variety of reasons, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by us, or the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, or failure to demonstrate a benefit from using a drug candidate. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge the development program from the data and results for the earlier product candidate to the modified product candidate.

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

Identifying and qualifying patients to participate in our ongoing and planned clinical trials of GBT440, especially for the multi-national Phase 3 HOPE study, and any other product candidates that we may develop are critical to our success. Our clinical development efforts are initially focused on rare chronic blood diseases. For example, according to CDC estimates, the prevalence of SCD, for which GBT440 is being studied, is 90,000 to 100,000 individuals in the United States. For IPF, it is estimated that there are less than 150,000 people in the United States that are affected. Accordingly, there are limited patient pools from which to draw for clinical trials in our target indications. The HOPE study is designed to enroll up to 400 adult and adolescent SCD patients in multiple study centers in the United States, Europe, Africa and the Middle East. We may not be able to identify, recruit, and enroll a sufficient number of subjects to complete the HOPE study or our other clinical trials of GBT440 because of the perceived risks and benefits of GBT440, the availability of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective subjects and the subject referral practices of physicians, among other factors.

Further, if subjects in our clinical trials fail to comply with our dosing regimens, we may not be able to generate clinical data acceptable to the FDA in our trials. For our HOPE study of GBT440 in adult and adolescent SCD patients, enrolled participants must use a patient reported outcomes, or PRO, instrument to complete very frequent patient surveys generating data relevant to a secondary endpoint. If HOPE study participants fail to comply consistently with these PRO-related steps and procedures, the quality of these study data and our ability to interpret these data and results could be impaired, and these data and results may not be acceptable to the FDA or comparable regulatory authorities or may be interpreted differently. If patients are unwilling or unable to participate in, complete or comply with the protocols for our studies for any reason, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of potential products may be delayed.

If we experience difficulties or delays in enrollment or are otherwise unable to successfully complete any clinical trial of GBT440, especially the HOPE study, or any other product candidates we may pursue, our costs are likely to increase, and our ability to obtain regulatory approval and generate product revenue from any of these product candidates will be impaired. Any of these occurrences would harm our business, prospects, financial condition and results of operations.

If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to delay, limit or terminate our clinical development activities.

Clinical trials by their nature utilize only a small sample of the potential patient population. Our Phase 1/2 clinical program of GBT440 in SCD patients and IPF patients are providing only very limited experience of GBT440 in SCD patients and IPF patients. For example, our Phase 1/2a clinical trials of GBT440 in SCD are designed to enroll between 96 and 128 subjects, and our ongoing Phase 2a clinical trials of hypoxemia in IPF patients are designed to enroll only up to 49 subjects. In contrast, the HOPE study is designed to enroll up to 400 adult and adolescent SCD patients. However, even this larger trial design will enroll only a very small fraction of all patients with SCD. Any rare and severe side effects of GBT440 may be uncovered only in later stages of our ongoing clinical trials (such as our larger HOPE study), or only in trials involving different patient populations (such as pediatric patients or IPF patients), or only during post-approval studies or safety reporting. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Moreover, a nonclinical toxicology study with GBT440 in non-humans and clinical trials involving other hemoglobin modifiers (other than GBT440) have shown a decrease in oxygen delivery to tissue when a significant percentage of hemoglobin is modified. Hemoglobin modifiers, by increasing HbS’s affinity for oxygen, can cause a shift in oxygen levels, potentially resulting in tissue hypoxia. To date, clinical studies of GBT440 have not shown evidence of tissue hypoxia. However, if GBT440 or any other product candidates that we may develop are associated with tissue hypoxia or any other undesirable side effects or unexpected undesirable characteristics in clinical trials or nonclinical studies, we may need to abandon their development or limit their development to more narrow uses or subpopulations, which could adversely affect our business, prospects, financial condition and results of operations.

Although we intend to pursue expedited regulatory approval for GBT440, our lead product candidate may not qualify for expedited development or, if it does so qualify, such expedited development may not actually lead to a faster development or regulatory review or approval process.

We believe there may be an opportunity to accelerate the development of our lead product candidate GBT440 through one or more of the FDA’s expedited programs, such as fast track, breakthrough therapy, accelerated approval or priority review, and we intend to pursue one or more of these expedited programs for GBT440. However, we cannot be assured that GBT440 or any other product candidates that we may develop will qualify for or benefit from any such programs in the United States or any foreign regulatory jurisdictions.

In 2015, the FDA designated our investigation of GBT440 for the treatment of SCD as a Fast Track development program. Fast Track is a process designated to facilitate the development and expedite the review of drugs to treat serious conditions and that demonstrate the potential to address an unmet medical need. While Fast Track designation may provide more frequent access and communication with the FDA, it does not ensure that regulatory review or approval for GBT440 will occur on an expedited basis, if at all.

In addition, a drug may be eligible for designation as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Although breakthrough designation or access to any other expedited program may expedite the development or approval process, it does not change the standards for approval. If we apply for breakthrough therapy designation or any other expedited designation for GBT440, the FDA may determine that GBT440, our proposed target indication or other aspects of our clinical development plans do not qualify for such expedited program. Even if we are successful in obtaining a breakthrough therapy designation or access to any other expedited program through the FDA or any other regulatory authority, we may not experience faster development timelines or achieve faster review or approval compared to conventional FDA or foreign regulatory procedures.

Furthermore, access to an expedited program, if provided, may be withdrawn by the FDA or foreign regulatory authorities if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for Fast Track or any other expedited review procedure does not ensure that ultimately we will obtain regulatory approval for GBT440 or any other product candidate that we may develop in a timely manner, or at all.

Although the FDA and the European Commission have each granted orphan drug designation to our lead product candidate GBT440 for the potential treatment of SCD, we may not receive orphan drug designation for any other product candidates for which we may submit new applications for orphan drug designation, and any orphan drug designations that we have received or may receive in the future may not confer marketing exclusivity or other expected commercial benefits.

Our business strategy focuses on the development of product candidates for the treatment of rare, chronic blood disorders that may be eligible for FDA or European Union, or EU, orphan drug designation. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In the EU, the Committee for Orphan Medicinal

Products of the EMA recommends orphan drug designation to promote the development of medical products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention, or treatment is authorized (or in other very limited circumstances). In 2015 and 2016, respectively, the FDA and the European Commission (acting on a positive recommendation by the EMA) each granted orphan drug designation for GBT440 for the treatment of patients with SCD.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and 10 years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Although the FDA and the EMA have each granted orphan drug designation to GBT440 for the treatment of SCD, we may apply for orphan drug designation for GBT440 in other jurisdictions or for other indications, or for other product candidates we may develop and pursue in the future. Applicable regulatory authorities may not grant us these additional designations. In addition, the exclusivity granted under any orphan drug designations that we have received or may receive may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. For example, in the United States, even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior, or the FDA can approve a competitor application for the same drug for a different indication than the orphan drug designation. Any inability to secure or maintain orphan drug designation or the exclusivity benefits of this designation would have an adverse impact on our ability to develop and commercialize our product candidates.

Even if we receive regulatory approval for our lead product candidate GBT440 or any other product candidate that we may develop and pursue, we will be subject to ongoing regulatory obligations and scrutiny and may be subject to significant restrictions relating to product labeling, distribution or other post-marketing requirements.

Even if a product candidate such as GBT440 is approved, regulatory authorities may still impose significant restrictions on its indicated uses, approved labeling, distribution or marketing or may impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety or other drug related issues could result in delays or increased costs to assure compliance. If GBT440 or any other product candidates that we may develop are approved, at a minimum they will each be subject to current standard ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization GBT440 or any other product candidates. For example, the development of GBT440 for the prophylactic treatment of SCD in pediatric patients is an important part of our current business strategy, and if we are unable to obtain regulatory approval for this product candidate for the desired age ranges or other key labeling parameters, our business is likely to suffer.

In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP’s. For our lead product candidate GBT440 and any other product candidates we may pursue, we are wholly reliant on third party contract manufacturers for clinical as well as any commercial supplies of product candidates and products. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP requirements and must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

We will also be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities, and to comply with requirements concerning advertising and promotion for our products. In addition, we are subject to very rapid reporting obligations relating to any adverse events or serious adverse events relating to our product candidates and any approved products, if any. Our failure to report adverse events we become aware of within the prescribed timeframes could have serious negative consequences for our development programs, business and operations. In addition, any promotional communications or materials for prescription drugs are subject to a variety of complex legal and regulatory restrictions, including but not limited to consistency with the approved product’s approved label. Failure to obey these standard marketing requirements for any approved product (if any) could have serious negative consequences for our commercialization activities (if any), business and operations.

If the FDA or comparable foreign regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with sponsor’s activities relating to the promotion, marketing, or labeling of a product, these regulatory agencies may impose restrictions or sanctions on that product or us, including requiring withdrawal of the product from the market. In addition, in the United States, a wide range of commercialization and pre-launch activities relating to a drug candidate are subject to potential for significant civil and/or criminal liability and sanctions under federal anti-kickback and fraud and abuse statutes and regulations. If we fail to comply with any of these complex applicable regulatory requirements, a regulatory agency or enforcement authority may:

•	issue untitled or warning letters;
•	impose civil or criminal penalties;
•	impose injunctions;
•	impose fines;
•	impose additional specialized restrictions on the company’s activities and practices;
•	suspend regulatory approval;
•	suspend ongoing clinical trials;
•	seek voluntary product recalls and impose publicity requirements;
•	refuse to approve pending applications or supplements to approved applications submitted by us;
•	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or
•	seize or detain products.

As a company, we have no experience with obtaining approval for, launching or commercializing any product candidates or products, or with complying with most of these complex ongoing regulatory requirements. It will take significant effort and management attention to address how to comply with these requirements in any jurisdiction for which we seek any product approval. Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity even if significant liabilities do not result. Any failure to comply with these complex ongoing regulatory requirements may significantly and adversely affect our ability to obtain approval for, launch, commercialize and generate revenues from GBT440 or any future product candidates. If we are subject to regulatory sanctions or if regulatory approval for our product candidates is withdrawn or limited, our business, prospects, financial condition and results of operations would be significantly harmed.

Risks Related to Our Reliance on Third Parties

We rely, and will continue to rely, on third parties to conduct some of our nonclinical studies and all of our clinical trials and also to perform other tasks for us. If these third parties perform in an unsatisfactory manner, it may harm our business.

We have relied upon and plan to continue to rely upon third-party CROs, including our CROs for our clinical trials of GBT440, to monitor and manage data for some of our ongoing nonclinical studies and for all of our clinical programs. We rely on these parties for execution of these nonclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials are conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable cGMPs, GCPs, and Good Laboratory Practices, or GLPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, manufacturing facilities, nonclinical testing facilities and other contractors. If we or any of our CROs or other vendors fail to comply with applicable regulations, the data generated in our nonclinical studies and clinical trials may be deemed unreliable and the applicable regulatory authorities may require us to repeat or to perform additional nonclinical and clinical studies before approving our marketing applications, which would delay the regulatory review and approval process, perhaps significantly.

In addition, the execution of nonclinical studies and clinical trials, the subsequent compilation and analysis of the data and results produced, and the supply of test product for our trials, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. These third parties may terminate their agreements with us upon short notice for our uncured material breach, or under certain other circumstances. If any of our relationships with our third-party CROs or other key vendors (including manufacturing and testing facilities) terminates, we may not be able to enter into arrangements with alternative CROs or other key vendors on a timely basis or at all, or do so on commercially reasonable terms. In addition, our CROs and other key vendors are not our employees, and except for remedies available to us under our agreements with them, we cannot control whether they devote sufficient time and resources to our programs. Furthermore, these third party CROs or other key vendors may also have relationships with other entities, some of which may be our competitors. If CROs or other key vendors do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data and results they obtain or the test product they supply is compromised for any reason (including failure to adhere to our protocols, or regulatory requirements), our development activities may be extended, delayed, or terminated and we may not be able to seek or obtain regulatory approval for or successfully commercialize any of our product candidates. Switching or adding CROs or any other key vendors involves additional cost, time and management resources and focus. In addition, our CROs or other key vendors may also generate higher costs than anticipated.

Accordingly, our dependence on third-party CROs and other key vendors may subject us to challenges, delays and costs that have a material adverse impact on our business, prospects, financial condition and results of operations.

We rely entirely on third parties for the manufacturing of our lead product candidate GBT440 and for any other product candidates we may pursue for nonclinical studies and clinical trials, and we expect to continue to do so for any product commercialization. Our business could be harmed if any of those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality or quantity levels or prices.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture drug supplies for our ongoing and planned clinical trials of GBT440 or any additional clinical trials that we may conduct for GBT440 or any other future product candidates, and we expect to always lack the resources to manufacture any of our product candidates on a commercial scale. We rely, and expect to continue to rely, wholly on third-party manufacturers to produce our product candidates for our clinical trials, including our HOPE study, as well as for commercial manufacture if GBT440 (or any of our product candidates, if any) receives marketing approval. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay the clinical development and potential regulatory approval of our product candidates, which could harm our business and results of operations. We expect to rely on multiple third parties for the manufacture of commercial supplies of GBT440 or any other product candidates, if approved.

We may be unable to establish or maintain any agreements with third-party manufacturers for GBT440 or any other product candidates, or to do so on acceptable terms. Even if we are able to establish or maintain agreements with third-party manufacturers for GBT440 or any other product candidates, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach or termination of the manufacturing agreement by the third party or by us, including at a time that is costly or inconvenient for us;
•	the inability of the third party to satisfy our ordering requirements as to quality, quantity and/or price;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	the unwillingness of the third party to extend or renew terms with us when desired.

Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory and market risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may affect the regulatory assessment or clearance of our contract manufacturers’ facilities generally, and industry consolidation, pricing or other market factors may cause our contract manufacturers to scale back, terminate or refuse to renew desired arrangements for our materials. If the FDA or a comparable foreign regulatory agency finds deficiencies in or does not approve these facilities for the manufacture of our product candidates or if any agency later finds deficiencies or withdraws its approval in the future, we may need to find alternative manufacturing facilities. Any of these factors could negatively impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our lead product candidate GBT440 and any future product candidates that we may develop may compete with other product candidates and marketed drugs for access to manufacturing facilities. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Although we currently have adequate supplies to conduct our ongoing clinical trials, if we are unable to enter into relationships with additional contract manufacturers, or our current or future contract manufacturers cannot perform as agreed, we may experience delays and incur additional costs in our clinical development and potential commercialization activities. Our current and anticipated future dependence upon others for the manufacturing of our product candidates and any marketed drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

If the contract manufacturing facilities on which we rely do not continue to meet regulatory requirements or are unable to meet our supply demands, our business will be harmed.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our lead product candidate GBT440, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs, or similar regulatory requirements outside the United States. These regulations govern manufacturing processes and procedures, including recordkeeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production, seizures or voluntary recalls of product candidates or marketed drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect clinical or commercial supplies of GBT440 or any of our future product candidates.

Among other requirements, we or our contract manufacturers must supply all necessary documentation in support of an NDA or MAA seeking approval of a product candidate on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. Some of our contract manufacturers for GBT440 have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority pre-approval inspection or approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our lead product candidate GBT440. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of GBT440 or any of our future product candidates or the associated quality systems. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with these complex regulatory requirements. If these manufacturers, facilities, records or systems do not pass pre-approval inspections and reviews, regulatory approval of GBT440 or any of our other future product candidates may never be granted or may be substantially delayed.

In addition, at any time following approval of a product for sale, the regulatory authorities also may audit the manufacturing facilities of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that could be costly and/or time consuming for us or a third party to implement, and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

Additionally, if supply from one approved manufacturer is interrupted, an alternative manufacturer would need to be qualified through a supplement to an NDA, MAA variation or equivalent foreign regulatory filing, which could result in further delay, uncertainty and costs. Regulatory agencies may also require additional clinical studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our programs, results and activities (including commercial timelines).

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

Our reliance on third parties requires us to share our trade secrets and confidential information, which increases the possibility that a competitor will discover them or that our critical information will be misappropriated or disclosed.

Because we rely on third parties to manufacture our lead product candidate GBT440 and to conduct other aspects of our clinical development activities, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, other forms of agreement with any collaborators, CROs, manufacturers and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets and confidential information may become known by our competitors, may inadvertently be incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or confidential information, or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

Our agreements typically restrict the ability of certain collaborators, CROs, manufacturers, other key vendors and consultants to publish data, although many of our contracts provide for the right to publish data in specified circumstances. A significant breach of these publication provisions could impair our competitive position. In addition, we conduct joint research and development programs that may require us to share trade secrets and other confidential information. Despite our efforts to protect our trade secrets and confidential information, our competitors may discover them, either through breach of agreements relating to these programs, independent development or publication of information where we do not have proprietary or otherwise protected rights at the time of publication. A competitor’s discovery of our trade secrets or confidential information would impair our competitive position and have an adverse impact on our business.

Risks Related to Our Intellectual Property

If we or our licensors are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our lead product candidate GBT440 and other product candidates that we may pursue may be impaired. Changes in patent policy and rules could impair our ability to protect our products and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

As is the case with other biopharmaceutical companies, our success depends in large part on our ability to obtain and maintain protection of the intellectual property, particularly patents, that we may exclusively license or own solely and jointly with others in the United States and other countries with respect to our product candidates and technology, including our lead product candidate GBT440. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates.

Obtaining and enforcing biopharmaceutical patents is costly, time consuming, uncertain and complex, and we or our licensors may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or collaboration partners fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or collaboration partners are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are and will remain highly uncertain. The patent examination process may require us or our licensors, licensees or collaboration partners to narrow the scope of the claims of our or our licensors’, licensees’ or collaboration partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. Our pending and future patent applications may not result in patents being issued that protect our lead product candidate GBT440 or any future product candidates, in whole or in part, or which effectively prevent others from commercializing competitive product candidates. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner, or by successful seeking to narrow or invalidate our patents or render them unenforceable. Our and our licensors’, licensees’ or collaboration partners’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.

We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Moreover, we may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize GBT440 or any future product candidates.

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

Assuming the other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, enacted in 2011, the United States has moved to a first to file system similar to outside the United States. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications are prosecuted, and may also affect patent litigation. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address certain of these provisions and the applicability of the Leahy-Smith Act and new regulations remain to be issued. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of patents that may issue from such patent applications, all of which could have a material adverse effect on our business and financial condition. Any further changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and patent applications or narrow the scope of our potential patent protection.

We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of our lead product candidate GBT440 or any future product candidates that we may develop.

We cannot assure that our lead product candidate GBT440 or any future product candidates that we may develop will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing GBT440 or any future product candidates that we may develop. We may additionally be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of GBT440 or any of our other product candidates.

We may in the future become party to, or be threatened with, adversarial proceedings or litigation against us regarding third party intellectual property rights with respect to GBT440 or our future product candidates, that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing a third party’s patents. We may also be required to indemnify parties with whom we have contractual relationships against such claims. If a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party to continue developing, manufacturing and marketing our product candidates and would most likely be required to pay license fees or royalties or both, that could be significant. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property licensed to us. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. Even if we are successful in defending against such claims, such litigation can be expensive, uncertain, and time consuming to litigate, and would divert management’s attention from our core business. Any of these events could harm our business significantly.

In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the USPTO, to determine which party is entitled to a patent on the disputed invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our product candidates and technology.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors or other parties may infringe our patents or other intellectual property. Although we are not currently involved in any litigation, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are multiple potential grounds for a validity challenge or an unenforceability assertion. The outcome following legal assertions of invalidity and unenforceability is often highly unpredictable.

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

In addition, our defense of litigation, interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our business and operations including our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market.

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

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. For example, inventorship disputes may arise from conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership or we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business and operations including our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We jointly own patents and patent applications with third parties. Our ability to exploit or enforce these patent rights, or to prevent the third party from granting licenses to others with respect to these patent rights, may be limited in some circumstances.

We jointly own certain patents and patent applications with third parties. In the absence of an agreement with each co-owner of jointly owned patent rights, we will be subject to default rules pertaining to joint ownership. Some countries require the consent of all joint owners to exploit, license or assign jointly owned patents, and if we are unable to obtain that consent from the joint owners, we may be unable to exploit the invention or to license or assign our rights under these patents and patent applications in those countries. For example, in 2015 we secured exclusive rights from the Regents of the University of California, or the Regents, for certain patents and patent applications that they jointly own with us related to our lead product candidate GBT440 and GBT440 analogs. Additionally, in the United States, each co-owner may be required to be joined as a party to any claim or action we may wish to bring to enforce these patent rights, which may limit our ability to pursue third party infringement claims.

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

If we are unable to protect the confidentiality of our trade secrets or other confidential information, the value of our technology could be materially adversely affected and our business would be harmed.

We seek to protect our confidential proprietary information, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and collaborators. These agreements are designed to protect our proprietary information. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. Enforcing a claim that a third party obtained illegally and is using trade secrets or confidential know-how is expensive, time consuming and unpredictable. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret.

Failure to obtain or maintain trade secrets or confidential know-how trade protection could adversely affect our competitive position. Moreover, our competitors may independently develop substantially equivalent proprietary information and may even apply for patent protection in respect of the same. If successful in obtaining such patent protection, our competitors could limit our use of our trade secrets or confidential know-how.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We employ outside firms and rely on them to pay many of these fees. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of complex procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market, with a material adverse effect on our business.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries worldwide, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection but patent enforcement is not strong. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights throughout the world. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological complexity and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, the America Invents Act, or the AIA, has been recently enacted in the United States, resulting in significant changes to the U.S. patent system.

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application, but circumstances could prevent us from promptly filing patent applications on our inventions.

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

The USPTO recently developed new regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA, and, in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the AIA will have on the operation of our business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ or collaboration partners’ patent applications and the enforcement or defense of our or our licensors’ or collaboration partners’ issued patents, all of which could have an adverse effect on our business and financial condition.

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years, such as Association for Molecular Pathology v. Myriad Genetics, Inc. (Myriad I), Mayo Collaborative Services v. Prometheus Laboratories, Inc., and Alice Corporation Pty. Ltd. v. CLS Bank International, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Similarly, the complexity and uncertainty of European patent laws has also increased in recent years. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution. These changes could limit our ability to obtain new patents in the future that may be important for our business.

Risks Related to Commercialization

Even if our lead product candidate GBT440 or any other product candidate that we may develop receives marketing approval, commercial success will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community and marketplace.

If our lead product candidate GBT440 or other product candidates that we may pursue receives marketing approval, the product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community and marketplace. If any approved product (if any) does not achieve an adequate level of acceptance, we may not generate significant revenue from drug sales and we may not become profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating the target indication, also provide incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of our product candidates may require significant resources and may never be successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a wide range of factors, including:

•	the efficacy and potential advantages of our drugs compared to alternative treatments (for example, in SCD for GBT440 compared to hydroxyurea);
•	our ability to offer our drugs for sale at competitive prices;
•	the convenience and ease of administration of our drugs compared to alternative current and future treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the availability of drugs and their ability to meet market demand, including a reliable supply for long-term chronic treatment;
•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement;
•	the clinical indications and approved labeling for which the drug is approved;
•	the prevalence and severity of any side effects and overall safety profile of the drug; and
•	any restrictions on the use of the drug, including together with other medications.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unsuccessful in commercializing our product candidates when approved by health authorities.

Although some of our employees have experience with commercializing products while employed at other companies, as a company we have no experience selling and marketing our product candidates, as a management team we have not commercialized any product candidates, and we currently have no marketing or sales organization. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities, either on our own or with others. If our product candidates receive regulatory approval, we intend to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in major markets, which will be expensive, difficult, risky and time consuming. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities would adversely impact the commercialization of our products, if any are approved.

Further, given our lack of prior experience in marketing and selling biopharmaceutical products, our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize our product candidates. As such, we may be required to hire substantially more sales representatives to adequately support the commercialization of our product candidates or we may incur excess costs as a result of hiring more sales representatives than necessary. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against more established companies.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

Our target patient populations are small, and accordingly the pricing, coverage and reimbursement of our product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. Accordingly, the availability of government funded or private insurance coverage for our product candidates for any approved indications, and the extent of reimbursement by governmental and private payors, will be essential for most patients to be able to afford expensive treatments, such as we expect ours to be assuming approval. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third party payors, like private health insurers, including health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, and government health administration authorities, like Medicare and Medicaid. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved drug products. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Moreover, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. For example, the payor’s reimbursement payment rate may not be adequate or may require co-payments that patients find unacceptably high. Additionally, coverage and reimbursement for products can differ significantly from payor to payor.

In the United States, significant decisions about reimbursement for new medicines are made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and enters into contracts with drug manufacturers for discounted drug prices for Medicaid under the Medicaid Drug Rebate Program. The practices and requirements relating to the payment of rebates by drug manufacturers for Medicaid purchases are determined by each state, and in some cases, if a company does not enter into a rebate agreement, its Medicaid sales will be subjected to a “prior authorization” procedure that requires state agency approval to qualify a doctor’s prescription for reimbursement.

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

In some countries, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, or to meet other criteria for pricing approval. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business and operations could be harmed, possibly materially, based on the large population of patients with SCD who reside in foreign countries.

Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Although we do not currently have any products on the market, our current and future operations may be directly, or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. We may also be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

•	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•	the U.S. federal false claims and civil monetary penalties laws, including the civil False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•	the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, including the Final HIPAA Omnibus Rule, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the Final HIPAA Omnibus Rule, i.e. health plans, healthcare clearinghouses and healthcare providers, as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

•	the U.S. federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•	the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
•	analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, or the ACA, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs agents and biologic agents, which is apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;
•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;
•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	new requirements under the federal Physician Payments Sunshine Act for drug manufacturers to report information related to payments and other transfers of value made to physicians and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•	creation of the Independent Payment Advisory Board, which, if and when impaneled, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and
•	establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and Congressional challenges to numerous aspects of the ACA. In January, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of repeal legislation. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. We cannot predict how repeal efforts or any legislation passed to replace portions of the ACA will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. After various complex legislative and executive branch actions, starting in 2013 Medicare payment reductions to providers of up to 2% per fiscal year went into effect through 2025, unless Congressional action is taken. Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies and development candidates that may compete with our lead product candidate GBT440 for the potential treatment of SCD or IPF. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development, marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

If the market opportunities for our product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer. Our ability to successfully identify patients and acquire a significant market share will be necessary for us to achieve profitability and growth.

Our initial research and product development efforts are focused on the potential of our lead and initial product candidate to treat SCD or hypoxemia in IPF. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability despite obtaining such significant market share.

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

Recruiting and retaining qualified scientific, medical and clinical and technical operations personnel and, if we progress the development of our drug pipeline toward scaling up for commercialization, sales and marketing personnel, will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize our product candidates. Competition to hire qualified personnel in our industry and geographic market is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Furthermore, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to expand our product development capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates are filed for or receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

If we are not successful in discovering, developing, acquiring or commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of our lead product candidate GBT440, a key element of our strategy is to pursue, develop and commercialize a portfolio of products utilizing proprietary discovery and development technology. We are seeking to do so through our internal research programs and may also selectively pursue commercially synergistic in-licensing or acquisition of additional assets. With the exception of GBT440, all of our other potential product candidates remain in the nonclinical development stage. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

•	the research methodology used may not be successful in identifying potential product candidates;
•	competitors may develop alternatives that render our product candidates obsolete or less attractive;
•	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
•	the market for a product candidate may change during our program so that such a product may become unreasonable to continue to develop;

•	a product candidate may on further study be shown to have harmful side effects, lack of potential efficacy or other characteristics that indicate it is unlikely to meet applicable regulatory criteria or remain reasonable to continue to develop;
•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors, if applicable.

If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing our lead product candidate GBT440.

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

The use of our product candidates, including our lead product candidate GBT440, in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;
•	withdrawal of clinical trial participants;
•	costs due to related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	increased warnings on product labels or additional restrictions imposed by regulatory authorities;
•	the recall of our product candidates;
•	the inability to commercialize our product candidates; and
•	decreased demand for our product candidates, if approved for commercial sale.

We carry product liability insurance in amounts that we believe are sufficient in light of our current clinical programs, but we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products, but we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to our product candidates. Such events can be time-consuming to address, could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, can delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our product candidates, if approved, can require us to suspend or abandon our commercialization efforts of any approved product candidates, or can impair our ability to raise funds to pursue our development or commercialization efforts. Investigations of these events may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

Because we have limited resources, we may forego or delay the pursuit of opportunities with programs or product candidates or for indications that later prove to have greater commercial potential than those we do pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates, including our lead product candidate GBT440, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other partnering arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

Any collaboration arrangements that we might enter into in the future may not be successful, which could adversely affect our operations and financial condition.

We may seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of GBT440 and potential future product candidates. We may enter into these arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for our product candidates, both in the United States and internationally. To the extent that we decide to enter into collaboration agreements, we will face significant competition in seeking appropriate collaborators.

Whether we reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for a product candidate, the costs and complexities of manufacturing and delivering a product candidate to patients, the potential of competing products, any uncertainty with respect to our ownership of technology, which can occur if there is a challenge to our ownership without regard to the merits of the challenge and industry and market conditions generally. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement, and we have not previously established our ability to undertake these activities successfully. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of us and our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, costly and time-consuming disputes or termination of the collaboration arrangement. These disagreements can be difficult to resolve successfully, and any such termination or expiration would adversely affect us financially and could harm our business reputation. Many collaborations in the pharmaceutical and biotechnology industries do not result in successful outcomes, for a wide variety of reasons.

Our anticipated international operations may expose us to business, regulatory, political, operational, financial, pricing and reimbursement and economic risks associated with doing business outside of the United States.

Our business strategy currently incorporates potential international expansion as we have initiated our multi-national Phase 3 HOPE study of our lead product candidate GBT440 for the potential treatment of SCD inside and outside the United States, and plan to seek to obtain regulatory approval to and commercialize GBT440 in patient populations inside and outside the United States. If GBT440 is approved, we may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

•	multiple, conflicting, and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and any requirements to obtain other governmental approvals, permits, and licenses;
•	failure by us to obtain and maintain regulatory approvals for the sale or use of our products in various countries;
•	additional potentially relevant third-party patent rights;
•	complexities and difficulties in obtaining protection for and enforcing our intellectual property;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;
•	limits in our ability to penetrate international markets;
•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;
•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;
•	certain expenses including, among others, expenses for travel, translation, and insurance; and
•	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our results of operations.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, “Trade Laws”). We can face serious consequences for violations.

Among other matters, Trade Laws prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations.

Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States, the results of presidential elections, other political influences and inflationary pressures. For example, an overall decrease in or loss of insurance coverage among individuals in the United States as a result of unemployment, underemployment or the potential repeal of certain provisions of the ACA, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, we may experience difficulties in any eventual commercialization of our product candidates and our business, results of operations, financial condition and cash flows could be adversely affected.

In addition, certain events have caused, and may cause or contribute to global financial crises, which have triggered and may in the future lead to extreme volatility and disruptions in the capital and credit markets. For example, in June 2016, the United Kingdom, or the U.K., held a referendum in which voters supported the exit of the U. K. from the EU (commonly referred to as “Brexit”), which could cause disruptions to and create uncertainty surrounding our business, including affecting our existing relationships with third parties that conduct some of our nonclinical studies and clinical trials and our ability to enter into new relationships with vendors and other third-party contractors, which could have an adverse effect on our business, financial results and operations. The referendum is non-binding, but if passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the EU, including the terms of trade between the U.K. and the EU. Brexit has already and could continue to adversely affect European and/or worldwide economic and market conditions and could continue to contribute to instability in the global financial markets. The measures could also adversely affect our ability to raise additional capital, potentially disrupt the markets in which we currently conduct and plan to conduct operations and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate, which may present difficulties for our clinical and regulatory strategy.

A severe or prolonged economic downturn could result in a variety of risks to our business, including reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our relationships with our contractors and potential collaboration partners. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Our internal computer systems, or those of our third party vendors, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.

Despite the implementation of security measures, our internal computer systems and those of our third party vendors are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of data from completed or ongoing clinical trials or nonclinical studies for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting for the purpose of providing the reports required by Section 404. Based on our assessment and using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) criteria, our management, Chief Executive Officer and Chief Financial Officer, have concluded that, as of December 31, 2016, our internal control over financial reporting was effective. However, our independent registered public accounting firm has not yet tested the design or operating effectiveness of our controls over financial reporting or been required to provide an attestation report with respect to our internal control over financial reporting, but will do so at a future date. During the course of our or their subsequent review and testing, material weaknesses or significant deficiencies may be identified that we may be unable to remediate them before we must provide the required reports. If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Select Market or other adverse consequences that would materially harm our business.

We are an “emerging growth company,” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we have elected to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (1) December 31, 2020, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on certain reporting exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The market price of our common stock has been and may continue to be highly volatile.

The market price of our common stock has experienced volatility since our initial public offering in August 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in our nonclinical studies or clinical trials;
•	reports of adverse events in other treatments for SCD, IPF or other indications that we may pursue, or clinical trials of such products;

•	any delay in filing an IND or NDA for any of our product candidates that we may develop and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;
•	failure to develop successfully and commercialize our lead product candidate GBT440 or any other product candidates that we may develop;
•	adverse regulatory decisions affecting our product candidates or development programs;
•	inability to obtain additional funding;
•	our failure to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	introduction of new products, services or technologies by our competitors;
•	failure to enter into strategic collaborations;
•	failure to meet or exceed any financial projections that we or the investment community may provide;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock; and
•	the other risks described in this “Risk Factors” section.

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

Pursuant to our 2015 Stock Option and Incentive Plan, or the 2015 Plan, we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, in January 2017 our board of directors approved our 2017 Inducement Equity Plan, or 2017 Inducement Plan, to enable us and our subsidiaries to grant non-qualified stock options and other equity-based awards to induce highly-qualified prospective officers and employees who are not currently employed by us or our subsidiaries to accept employment with us or our subsidiaries. The number of shares initially reserved for grant under the 2017 Inducement Plan is 300,000 shares, subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock. In addition, we have reserved shares of common stock for issuance pursuant to our 2015 Employee Stock Purchase Plan, or 2015 ESPP, which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of (i) 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2015 Plan, the 2017 Inducement Plan or the 2015 ESPP, our stockholders may experience additional dilution, and our stock price may fall.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 49.9% of our outstanding common stock as of March 6, 2017, based on the latest publicly available information.

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

We have broad discreation in the use of our capital resources consisting of cash and cash equivalents and short and long-term marketable securities, and may invest or spend our capital resources in ways with which you do not agree or in ways that ultimately may not increase the value of your investment.

We have broad discretion over the use of our capital resources consisting of cash and cash equivalents and short and long-term marketable securities. You may not agree with our decisions, and our use of our capital resources may not yield any returns to our stockholders. We expect to use our existing capital resources to continue the clinical development of GBT440 for the treatment of SCD, including our Phase 3 HOPE study and our ongoing Phase 2a clinical trial in SCD and planned clinical pharmacology studies, our Phase 1 and Phase 2a clinical trials of GBT440 for the treatment of IPF and other hypoxemic pulmonary disorders, our other research and development activities, and for working capital and general corporate purposes. Our failure to apply our capital resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these resources. Our stockholders will not have the opportunity to influence our decisions on how to use our capital resources.

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

We will continue to incur significant costs as a result of operating as a new public company, and our management will devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Global Select Market has imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and pay parity. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We have elected to take advantage of this legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts may not publish an adequate amount of research on our company, which may negatively impact the trading price for our stock. In addition, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline or increase in volatility. Further, if our operating results fail to meet the forecasts of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters, where we have office and research and development laboratory space, is located in South San Francisco, California, where we lease 36,738 square feet of space pursuant to four separate noncancelable operating leases. We believe that our existing facilities are sufficient for our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Select Market on August 12, 2015 and trades under the symbol “GBT”. Prior to such time, there was no public market for our common stock. The following table sets forth the range of high and low quarterly sales prices per share of our common stock for the periods noted, as reported on The NASDAQ Global Select Market:

	Prices
	High	Low
2016
First Quarter	$31.97	$12.24
Second Quarter	$27.99	$14.22
Third Quarter	$24.10	$16.07
Fourth Quarter	$23.80	$13.35
2015
Third Quarter (from August 12, 2015)	$57.00	$33.01
Fourth Quarter	$55.74	$28.73

On March 6, 2017, the last reported sale price on The NASDAQ Global Select Market for our common stock was $28.60.

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2016, we repurchased the following shares of common stock:

	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period
October 1, 2016 through October 31, 2016	24,821	(2)	$3.40	—	—
November 1, 2016 through November 30, 2016	1,605	(3)	$3.40	—	—
December 1, 2016 through December 31, 2016	—		$—	—	—

Total	26,426		$3.40	—	—

(1)	Under certain stock purchase agreements with employees, we have the right to repurchase common stock at the lower of fair value and the stockholders’ original purchase price, which right lapses according to individual vesting schedules.

(2)	Reflects shares of common stock repurchased in connection with the forfeitures for the performance-contingent awards as disclosed in the Note 7, “Share-based Compensation” in the Notes to Consolidated Financial Statement included in Part II, Item 8 of this annual report on Form 10-K.

(3)	Reflects shares of common stock repurchased in connection with termination of services by a certain employee.

Holders of Common Stock

As of March 6, 2017, there were 22 holders of record of 43,534,173 outstanding shares of our common stock.

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

The graph below matches Global Blood Therapeutics’ cumulative 16-Month total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index, the NASDAQ Biotechnology Index, and the NASDAQ Pharmaceutical Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 8/12/2015 to 12/31/2016.

$100 investment in stock or index	August 12, 2015	December 31, 2015	December 31, 2016
Global Blood Therapeutics, Inc.	$100	$74.99	$33.52
NASDAQ Composite Index	$100	$97.66	$105.63
NASDAQ Biotechnology Index	$100	$88.17	$70.85
NASDAQ Pharmaceutical Index	$100	$89.36	$69.87
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The information set forth below for the three years ended December 31, 2016 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below (in thousands, except for share and per share data):

	Years Ended December 31,
	2016	2015	2014
Summary of Operations Data:
Operating Expenses
Research and development	$61,212	$36,657	$16,324
General and administrative	21,915	9,671	3,855
Related party expenses	—	65	332

Total operating expenses	83,127	46,393	20,511

Loss from operations	(83,127)	(46,393)	(20,511)
Change in fair value of Series A redeemable convertible preferred stock liability	—	—	(297)
Interest and other income, net	659	33	1

Net loss	$(82,468)	$(46,360)	$(20,807)

Net loss attributable to common stockholders	$(82,468)	$(50,540)	$(23,772)

Net loss per share attributable to common stockholders, basic and diluted	$(2.48)	$(3.95)	$(14.20)

Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted (1)	33,207,382	12,806,697	1,673,919

(1) Refer to Note 12, “Net Loss per Share Attributable to Common Stockholders” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report on Form 10-K for an explanation of the method used to compute basic and diluted net loss attributable to common stockholders and the weighted-average number of shares used in computation of the per share amounts.

	As of December 31,
(in thousands)	2016	2015	2014
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$197,332	$148,502	$52,069
Working capital	134,254	140,097	51,056
Total assets	202,387	151,978	55,756
Accumulated deficit	(180,933)	(98,465)	(49,328)
Total stockholders’ equity (deficit)	186,309	140,795	(49,326)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the section of this annual report entitled “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this annual report. This discussion and other parts of this annual report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. In this annual report, words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements, as described elsewhere herein. As a result of many factors, including those factors set forth in the “Risk Factors” section of this annual report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company dedicated to discovering, developing and commercializing novel therapeutics to treat grievous blood-based disorders with significant unmet need. Our lead product candidate is GBT440, an oral, once-daily therapy that modulates hemoglobin’s affinity for oxygen, which we believe inhibits hemoglobin polymerization in sickle cell disease, or SCD, and improves hypoxemia in idiopathic pulmonary fibrosis, or IPF. We are developing GBT440 for SCD. We are currently evaluating GBT440 in SCD in a Phase 3 clinical trial of GBT440 in adult and adolescent patients with SCD. In addition, we are evaluating the safety and pharmacokinetics of single and multiple doses of GBT440 in a Phase 2 clinical trial of adolescent patients with SCD. In December 2015, the Food and Drug Administration, or FDA, granted Fast Track Designation and Orphan Drug Designation for GBT440 for the treatment of SCD and in November 2016 we were granted Orphan Drug Designation in Europe for GBT440 for the treatment of SCD.

In addition, we are conducting two Phase 2 clinical trials of GBT440 for the potential treatment of IPF, which is a hypoxemic pulmonary disorder. We are also engaged in other pre-clinical research and development activities.

SCD is marked by red blood cell, or RBC, destruction and occluded blood flow and hypoxia, leading to anemia, stroke, multi-organ failure, severe pain crises, and shortened patient life span. GBT440 inhibits abnormal hemoglobin polymerization, the underlying mechanism that causes sickling of RBCs. In our clinical trials to date of GBT440 in SCD patients, we observed reduced markers of red blood cell destruction, improvements in anemia, improvements in markers of tissue oxygenation, and reduced numbers of sickled RBCs.

We are also studying the potential for GBT440 to treat IPF, which is a fatal disease characterized by irreversible, progressive scarring of the lungs. As an IPF patient’s lung scarring worsens, the lungs cannot properly transport oxygen into the bloodstream and, as a result, the body’s tissues do not get the oxygen they need. The cause of IPF is unknown and there is no cure. Progression of lung scarring inevitably results in hypoxemia causing shortness of breath and a decline in overall function; eventually the use of supplemental oxygen is necessary. Ultimately, the progressive worsening of lung function over time, leads to organ dysfunction, frequent hospitalizations and death. IPF typically affects individuals over the age of 50, and the median survival after diagnosis is approximately 2 to 3 years.

We own or jointly own and have exclusively licensed rights to our product candidates in the United States, Europe and other major markets. We own three issued U.S. patents that cover the composition of matter of GBT440, methods of use of GBT440, and a polymorph of GBT440. These patents are due to expire in 2032, 2034 and 2035, respectively (absent any applicable patent term extensions). We own or co-own additional pending patent applications in the United States and multiple foreign countries relating to our lead product candidate GBT440.

Since our inception in 2011, we have devoted substantially all of our resources to identifying and developing our product candidates, including conducting clinical trials and nonclinical studies and providing general and administrative support for these operations.

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

We received aggregate proceeds of $117.0 million from the offering, net of underwriting discounts and commissions, and offering expenses. In October 2016, we filed our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, and/or units. In February 2017, we completed a follow-on offering under the shelf registration pursuant to which we issued an aggregate of 5,867,347 shares of our common stock at a price of $24.50 per share. We received aggregate proceeds of approximately $135.6 million from the offering, net of underwriting discounts and commissions, and estimated offering expenses. After the completion of this follow-on offering in February 2017, up to a maximum aggregate offering price of $106.2 million of our common stock, preferred stock, debt securities, warrants and/or units remain available under our shelf registration statement on Form S-3.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $82.5 million for the year ended December 31, 2016 and $46.4 million for the year ended December 31, 2015. As of December 31, 2016 we had an accumulated deficit of $180.9 million. To date, we have not generated any revenue. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We had $92.1 million in cash and cash equivalents and $105.2 million in marketable securities as of December 31, 2016.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Accrued Research and Development Costs

We record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of nonclinical studies and clinical trials and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued liabilities in the balance sheet and within research and development expense in the consolidated statements of operations and comprehensive loss. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties.

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

Stock-Based Compensation

We use the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under our Employee Stock Purchase Plan (ESPP). The Black-Scholes-Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We used the “simplified” method, which is based on the mid-point between the vesting date and the end of the contractual term, for the expected option term. We use peer company price volatility as well as the historical volatility of our own common stock to estimate expected stock price volatility due to the limited trading history for our common stock since our IPO in August 2015. The comparable companies were chosen based on their similar size, stage in life cycle, or area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our stock price becomes available.

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

The estimated fair value of stock options and RSPs is expensed on a straight-line basis over the service period of the grant and the estimated fair value of performance-contingent options and RSPs is expensed using an accelerated method over the term of the award once we determine that it is probable that those performance milestones will be achieved. Compensation expense for RSPs that contain performance conditions is based on the grant date fair value of the award. Compensation expense is recorded over the requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. We assess the probability of the performance indicators being met on a continuous basis.

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

Stock-based compensation expense was $9.2 million for the year ended December 31, 2016, $3.2 million for the year ended December 31, 2015 and $0.4 million for the year ended December 31, 2014. As of December 31, 2016, we had $13.3 million of total unrecognized stock-based compensation costs, net of estimated forfeitures, which we expect to recognize over a weighted-average period of 2.6 years.

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

As of December 31, 2016, our total deferred tax assets, less our total deferred tax liabilities, were $70.1 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards.

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

Results of Operations

Comparison of the years ended December 31, 2016, 2015 and 2014

	Year Ended			Change
	December 31,			2016/2015		2015/2014
(in thousands, except percentages)	2016	2015	2014	$	%	$	%
Operating expenses:
Research and development	$61,212	$36,657	$16,324	$24,555	67%	$20,333	125%
General and administrative	21,915	9,671	3,855	12,244	127	5,816	151
Related party expenses	—	65	332	(65)	(100)	(267)	(80)

Total operating expenses	83,127	46,393	20,511	36,734	79	25,882	126

Loss from operations	(83,127)	(46,393)	(20,511)	(36,734)	79	(25,882)	126
Change in fair value of Series A redeemable convertible preferred stock liability	—	—	(297)	—	*	297	(100)
Interest and other income, net	659	33	1	626	*	32	*

Net loss	$(82,468)	$(46,360)	$(20,807)	$(36,108)	78%	$(25,553)	123%

* Change is not meaningful

Research and development expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	expenses incurred under agreements with consultants, third-party research and manufacturing organizations, and investigative clinical trial sites that conduct research and development activities on our behalf;

•	the costs related to production of clinical supplies, including fees paid to contract manufacturers;

•	laboratory and vendor expenses related to the execution of nonclinical studies and clinical trials;

•	licensing of intellectual property rights; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

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

The largest component of our total operating expenses is our investment in research and development activities, including the clinical development of GBT440. We allocate research and development salaries, benefits, stock-based compensation and indirect costs to GBT440 and other product candidates that we may pursue on a program-specific basis.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

	Years Ended			Change
	December 31,			2016/2015		2015/2014
	2016	2015	2014	$	%	$	%
Costs incurred by development program:
GBT440 for the treatment of SCD	$39,159	$26,875	$8,867	$12,284	46%	$18,008	203%
GBT440 for the treatment of hypoxemic pulmonary disorders	7,669	515	—	7,154	*	515	*
Other preclinical programs	14,384	9,267	7,457	5,117	55	1,810	24

Total research and development expenses	$61,212	$36,657	$16,324	$24,555	67%	$20,333	125%

Research and development expenses increased by $24.6 million, or 67%, to $61.2 million for the year ended December 31, 2016 from $36.7 million for the year ended December 31, 2015. The increase was primarily due to $16.7 million in increased external costs related to our SCD program for GBT440 as we continued our Phase 1/2 clinical trial, initiated our Phase 2a clinical trial of adolescent patients and incurred start-up costs related to our Phase 3 study, which was partially offset by a decrease in expenses of $4.5 million for licensed intellectual property rights for GBT440 incurred in 2015. In addition, there was $7.2 million in increased internal and external costs associated with conducting our two Phase 2a clinical trials of GBT440 in IPF, and $5.1 million in increased expenses related to preclinical efforts for our other research-stage programs including our former hereditary angioedema, or HAE, program which was discontinued in 2016. Stock compensation expense was $3.7 million for the year ended December 31, 2016 and $2.0 million for the year ended December 31, 2015. The increase of $1.7 million was primarily due to hiring additional personnel and recognition of incremental stock-based compensation expenses related to the modification of certain stock-based awards.

Research and development expenses increased by $20.3 million, or 125%, to $36.7 million for the year ended December 31, 2015 from $16.3 million for the year ended December 31, 2014. The increase was primarily due to increased external expenses related to our SCD program for GBT440 as we initiated our Phase 1/2 clinical trial in early 2015 of $13.5 million and license fees for intellectual property rights to GBT440 from the Regents of $4.5 million, as well as increased expenses related to preclinical efforts for our HAE program of $3.8 million. Costs incurred by our HAE program are included in other preclinical programs in the table above. These increases were partially offset by decreases in expenses from other preclinical programs of $1.5 million that were deemphasized.

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

General and administrative expenses increased by $12.2 million, or 127%, to $21.9 million for the year ended December 31, 2016 from $9.7 million for the year ended December 31, 2015. The increase was primarily due to an increase of $9.1 million in salaries and benefits and recruiting expenses as a result of our hiring additional personnel and recognition of $1.4 million in incremental stock-based compensation expense related to the modification of certain stock-based awards, and a net increase of $3.0 million in other general and administrative expenses, such as professional and consulting services, due to the growth of our operations.

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

Related party expenses were zero for the year ended December 31, 2016 compared to $65,000 for the year ended December 31, 2015, and $0.3 million for the year ended December 31, 2014. The decreases were due to reductions in management services which we requested from TRV as we expanded our internal business management team.

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

Income Taxes

As of December 31, 2016, we had net operating loss carryforwards of approximately $126.3 million to offset future federal income taxes, if any, through 2036, and approximately $151.8 million that may offset future state income taxes, if any, through 2036. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2016, we recorded a 100% valuation allowance against our deferred tax assets of approximately $70.1 million, as at that time our management believed it was uncertain that they would be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Liquidity and Capital Resources

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. Prior to our IPO, our operations were financed primarily by net proceeds from the sale and issuance of convertible preferred stock. In August 2015, we completed our IPO pursuant to which we issued 6,900,000 shares of our common stock at a price to the public of $20.00 per share and received proceeds of $126.2 million, net of underwriting discounts and commissions, and offering expenses. In July 2016, we completed a follow-on offering pursuant to which we issued an aggregate of 6,667,228 shares of our common stock at a price of $18.75 per share, including 6,400,000 shares sold at the initial closing in June 2016 and 267,228 shares sold pursuant to the exercise of the underwriters’ over-allotment option to purchase additional shares in July 2016. We received aggregate proceeds of $117.0 million from the offering, net of underwriting discounts and commissions, and offering expenses. In October 2016, we filed our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, and/or units. As of December 31, 2016, we had $92.1 million in cash and cash equivalents and $105.2 million in marketable securities. In February 2017, we completed a follow-on offering under the shelf registration pursuant to which we issued an aggregate of 5,867,347 shares of our common stock at a price of $24.50 per share. We received aggregate proceeds of approximately $135.6 million from the offering, net of underwriting discounts and commissions, and estimated offering expenses. After the completion of this follow-on offering in February 2017, up to a maximum aggregate offering price of $106.2 million of our common stock, preferred stock, debt securities, warrants and/or units remain available under our shelf registration statement on Form S-3.

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

We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance GBT440 through any completion of clinical development, to develop other potential product candidates from our research programs and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:

•	the time and cost necessary to complete our Phase 3 HOPE study for the potential treatment of SCD, as well as to complete our ongoing Phase 2a clinical trial in this development program;

•	the time and cost necessary to conduct and complete our ongoing clinical program of GBT440 for the potential treatment of hypoxemia in IPF, including the Phase 2a clinical trial of GBT440 that we initiated in November 2016, the Phase 1 clinical study of GBT440 that we initiated in February 2017 as well as other ongoing Phase 1 and Phase 2a clinical trials in this development program;

•	the time and cost necessary to conduct and complete any additional clinical studies required to pursue regulatory approvals for GBT440 for SCD, hypoxemia in IPF or any other indications, and the costs of post-marketing studies that could be required by regulatory authorities for any indications;

•	the progress, data and results of our Phase 3 HOPE study, as well as multiple other Phase 1 and Phase 2a clinical trials of GBT440 for the potential treatment of SCD or hypoxemia in IPF patients, and our potential future clinical trials;

•	the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our Phase 3 HOPE study as well as our other multiple Phase 1 and 2a clinical trials of GBT440 for SCD or hypoxemia in IPF patients, and our potential future clinical trials;

•	the costs of obtaining clinical and commercial supplies of GBT440 and any other product candidates we may identify and develop;

•	our ability to advance our development programs, including our program for the clinical investigation of GBT440 in SCD patients and in hypoxemia in IPF patients through nonclinical and clinical development, as well as any other potential product candidate programs we may identify and pursue, and the timing and scope of these development activities;

•	our ability to successfully obtain any regulatory approvals from any regulatory authorities to market and sell GBT440 and any other product candidates we may identify and development in any territory(ies);

•	our ability to successfully commercialize GBT440 and any other product candidates we may identify and develop;

•	the manufacturing, selling and marketing costs associated with the potential commercialization of GBT440 and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities in any territory(ies);

•	the amount and timing of sales and other revenues from GBT440 and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies;

•	our ability to attract, hire and retain qualified personnel; and

•	the costs of maintaining, expanding and protecting our intellectual property portfolio.

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

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash used in operating activities	$(67,723)	$(30,890)	$(20,121)
Cash used in investing activities	(106,852)	(993)	(383)
Cash provided by financing activities	118,145	128,316	69,295

Net increase (decrease) in cash and cash equivalents	$(56,430)	$96,433	$48,791

Cash flows from operating activities

Net cash used in operating activities was $67.7 million for the year ended December 31, 2016, consisting of a net loss of $82.5 million, which was offset by non-cash charges for stock-based compensation of $9.2 million, and for depreciation and amortization expense of $1.2 million. The change in our net operating assets and liabilities was due primarily to increases in accrued expenses related to an increase in our research and development activities and an increase in professional and consulting services of $1.8 million due to the growth of our operations, in accounts payable as a result of timing of payments of $1.1 million, and in accrued compensation related to our headcount of $2.7 million.

Net cash used in operating activities was $30.9 million for the year ended December 31, 2015, consisting of a net loss of $46.4 million, which was offset by non-cash charges for the fair value of stock issued for the license agreement entered into with the Regents of $4.5 million, for stock-based compensation of $3.2 million, and for depreciation and amortization expense of $0.9 million. The change in our net operating assets and liabilities was due primarily to increases in accrued expenses related to an increase in our research and development activities of $2.8 million, in accounts payable as a result of timing of payments of $2.7 million, and in accrued compensation related to our headcount of $1.4 million.

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

Cash flows from investing activities

Net cash used in investing activities for the year ended December 31, 2016 was $106.9 million related to the purchase of marketable securities of $105.5 million and the purchase of property and equipment for our office and laboratory facilities of $1.4 million.

Net cash used in investing activities for the years ended December 31, 2015 and 2014 was primarily related to our purchase of property and equipment for our office and laboratory facilities.

Cash flows from financing activities

Net cash provided by financing activities was $118.1 million for the year ended December 31, 2016, $128.3 million for the year ended December 31, 2015 and $69.3 million for the year ended December 31, 2014. The cash provided by financing activities in 2016 was primarily related to net proceeds of $117.0 million from our follow-on offering in July 2016 and proceeds of $1.2 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options. The cash provided by financing activities in 2015 was primarily related to net proceeds of $126.2 million from our IPO in August 2015 and proceeds of $2.1 million from the purchase of restricted stock. The cash provided by financing activities in 2014 was primarily related to net proceeds of $68.8 million from the issuance of redeemable convertible preferred stock and proceeds from restricted stock purchases of $0.4 million. The cash provided by financing activities in 2013 was primarily related to net proceeds from the issuance of redeemable convertible preferred stock of $15.2 million.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
(in thousands)	Total	Within 1 Year	Over 1 to 3 Years	Over 3 to 5 Years	More Than 5 Years
Operating lease obligations	$1,878	$1,498	$380	$—	$—

Total contractual obligations	$1,878	$1,498	$380	$—	$—

We have excluded from the above table $5.3 million in contractual obligations related to uncertain tax positions as we cannot make a reasonably reliable estimate of the period of cash settlement.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for the annual period ending after December 15, 2016. The adoption of ASU 2014-15 did not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation. The new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the consolidated statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not believe the impact of adopting this new standard on our financial position or results of operations will be material.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We believe that the adoption of this new standard will have no material impact on our financial position or results of operations and have not elected to early adopt the amendment.

Item 7.A Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We have invested primarily in money market funds, negotiable certificates of deposit, U.S. treasury notes, federal agency notes and corporate debt securities. The fair value of our investments, including those included in cash and cash equivalents and marketable securities, was $188.0 million as of December 31, 2016 and $148.5 million as of December 31, 2015. We had no outstanding debt as of December 31, 2016 and 2015.

Our investment policy is to limit credit exposure through diversification and investment in highly rated securities. We, along with our investment advisors, actively review current investment ratings, company specific events, and general economic conditions in managing our investments.

We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. Based on our investment positions as of December 31, 2016, a hypothetical 100 basis point increase in interest rate would result in a $1.0 million decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Item 8. Financial Statements and Supplementary Data

GLOBAL BLOOD THERAPEUTICS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Global Blood Therapeutics Inc.:

We have audited the accompanying consolidated balance sheets of Global Blood Therapeutics Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Blood Therapeutics Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

San Francisco, California

March 13, 2017

GLOBAL BLOOD THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$92,072	$148,502
Short-term marketable securities	55,202	—
Prepaid expenses	1,983	1,222
Other assets, current	512	—

Total current assets	149,769	149,724
Property and equipment, net	2,420	2,114
Long-term marketable securities	50,058	—
Restricted cash	140	140

Total assets	$202,387	$151,978

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,320	$3,254
Accrued liabilities	5,319	3,411
Accrued compensation	4,967	2,242
Other liabilities, current	909	720

Total current liabilities	15,515	9,627
Other liabilities, noncurrent	563	1,556

Total liabilities	16,078	11,183

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at December 31, 2016 and 2015, respectively, and none issued and outstanding as of December 31, 2016 and 2015.	—	—

Common stock, $0.001 par value, 150,000,000 shares authorized at December 31, 2016 and 2015, respectively; 36,638,156 and 29,359,800 shares issued and outstanding at December 31, 2016 and 2015, respectively.	37	29
Additional paid-in capital	367,371	239,231
Accumulated other comprehensive loss	(166)	—
Accumulated deficit	(180,933)	(98,465)

Total stockholders’ equity	186,309	140,795

Total liabilities and stockholders’ equity	$202,387	$151,978

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Operating expenses:
Research and development	$61,212	$36,657	$16,324
General and administrative	21,915	9,671	3,855
Related party expenses	—	65	332

Total operating expenses	83,127	46,393	20,511

Loss from operations	(83,127)	(46,393)	(20,511)
Change in fair value of Series A redeemable convertible preferred stock liability	—	—	(297)
Interest and other income, net	659	33	1

Net loss	(82,468)	(46,360)	(20,807)
Other comprehensive loss:
Net unrealized loss on marketable securities, net of tax	(166)	—	—

Comprehensive loss	$(82,634)	$(46,360)	$(20,807)

Net loss attributable to common stockholders	$(82,468)	$(50,540)	$(23,772)

Net loss per share attributable to common stockholders, basic and diluted	$(2.48)	$(3.95)	$(14.20)

Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,207,382	12,806,697	1,673,919

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	28,913,168	$28,225	1,388,089	$1	$2,072	$—	$(28,047)	$(25,974)

Issuance of Series A redeemable convertible preferred stock, net of $393 derivative liability and $16 in issuance costs	21,000,000	20,591	—	—	—	—	—	—

Issuance of Series B redeemable convertible preferred stock, net of $146 in issuance costs	19,200,000	47,854	—	—	—	—	—	—

Settlement of fair value of Series A redeemable convertible preferred stock liability	—	2,526	—	—	—	—	—	—

Accretion of redeemable convertible preferred stock to redemption value	—	2,965	—	—	(2,491)	—	(474)	(2,965)

Vesting of restricted stock purchase	—	—	411,333	1	20	—	—	21

Issuance of common stock upon exercise of stock options	—	—	155,066	—	49	—	—	49

Stock-based compensation expense	—	—	—	—	350	—	—	350

Net loss	—	—	—	—	—	—	(20,807)	(20,807)

Balance at December 31, 2014	69,113,168	102,161	1,954,488	2	—	—	(49,328)	(49,326)

Accretion of redeemable convertible preferred stock to redemption value	—	4,180	—	—	(1,403)	—	(2,777)	(4,180)

Conversion of Series A and B redeemable convertible preferred stock into common stock	(69,113,168)	(106,341)	19,746,614	20	106,321	—	—	106,341

Issuance of common stock upon initial public offering, net of issuance costs	—	—	6,900,000	7	126,223	—	—	126,230

Common stock issued for license	—	—	85,714	—	4,492	—	—	4,492

Issuance of common stock upon exercise of stock options	—	—	89,549	—	45	—	—	45

Vesting of restricted stock purchases	—	—	583,435	—	330	—	—	330

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Stock-based compensation expense	—	$—	—	$—	$3,223	$—	$—	$3,223

Net loss	—	—	—	—	—	—	(46,360)	(46,360)

Balance at December 31, 2015	—	—	29,359,800	29	239,231	—	(98,465)	140,795

Issuance of common stock upon equity offering, net of issuance costs	—	—	6,667,228	7	116,988	—	—	116,995

Issuance of common stock upon exercise of stock options	—	—	147,126	—	222	—	—	222

Issuance of common stock pursuant to ESPP purchases	—	—	65,252	—	1,018	—	—	1,018

Vesting of restricted stock purchases	—	—	398,750	1	677	—	—	678

Stock-based compensation expense	—	—	—	—	9,235	—	—	9,235

Net unrealized gain (loss) on marketable securities	—	—	—	—	—	(166)	—	(166)

Net loss	—	—	—	—	—	—	(82,468)	(82,468)

Balance at December 31, 2016	—	$—	36,638,156	$37	$367,371	$(166)	$(180,933)	$186,309

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,468)	$(46,360)	$(20,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,235	873	666
Loss on disposal of fixed assets	—	33	—
Remeasurement of Series A redeemable convertible preferred stock liability	—	—	297
Stock-based compensation	9,235	3,223	350
Fair value of stock issued for license	—	4,492	—
Changes in operating assets and liabilities:
Prepaid expenses	(761)	(87)	(753)
Other assets, current	(512)	22	(323)
Accounts payable	1,066	2,705	(304)
Payable due to related party	—	(14)	(115)
Accrued liabilities	1,794	2,834	599
Accrued compensation	2,725	1,395	271
Other liabilities, current	23	19	17
Other liabilities, noncurrent	(60)	(25)	(19)

Net cash used in operating activities	(67,723)	(30,890)	(20,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,352)	(993)	(323)
Purchases of marketable securities	(105,500)	—	—
Increase in restricted cash	—	—	(60)

Net cash used in investing activities	(106,852)	(993)	(383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	116,995	126,230	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	68,838
Proceeds from sale of restricted stock	—	2,108	408
Repurchases of unvested restricted stock purchases	(90)	(67)	—
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	1,240	45	49

Net cash provided by financing activities	118,145	128,316	69,295

Net increase (decrease) in cash and cash equivalents	(56,430)	96,433	48,791
Cash and cash equivalents at beginning of period	148,502	52,069	3,278

Cash and cash equivalents at end of period	$92,072	$148,502	$52,069

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING INFORMATION:
Remeasurement and settlement of fair value of Series A redeemable convertible preferred stock liability	$—	$—	$2,526

Accretion of Series A redeemable convertible preferred stock	$—	$4,180	$2,965
Accrued purchase of property and equipment	$114	$—	$—

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

Initial Public Offering

In August 2015, we closed our initial public offering (“IPO”), at which time we issued 6,900,000 shares of our common stock at a price of $20.00 per share. We received $126.2 million, net of underwriting discounts and commissions, and offering expenses incurred by us. Upon the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock converted by their terms into 19,746,614 shares of common stock.

Follow-on Offerings

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

In February 2017, we completed a follow-on offering and issued an aggregate of 5,867,347 shares of our common stock at a price of $24.50 per share, including 765,306 shares of our common stock sold directly to the underwriters when they exercised their over-allotment option at the price of $24.50 per share. We received total proceeds of approximately $135.6 million from the offering, net of underwriting discounts and commissions, and estimated offering expenses. This amount was not reflected on our consolidated balance sheets as of December 31, 2016.

Need for Additional Capital

In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our research and development activities. As of December 31, 2016, we had an accumulated deficit of $180.9 million. We expect to incur additional losses in the future to conduct product research and development and we anticipate the need to raise additional capital to fully implement our business plan. We intend to raise such capital through the issuance of additional equity, potentially through borrowings, and strategic alliances with partner companies. However, if such financing is not available at adequate levels or when it will be required, we will need to reevaluate our operating plans. We believe that our existing capital resources consisting of cash and cash equivalent and marketable securities will be sufficient to fund our operations for at least the next twelve months from the date of issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year’s presentation. The results of the reclassification had no impact on the previously reported net loss or the consolidated statements of cash flows.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of the accompanying consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of costs and expenses during the reporting period. We base our estimates and assumptions on historical experience when available and on various factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results could differ from these estimates under different assumptions or conditions.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Segment Reporting

We have determined that we operate in a single segment based upon the way the business is organized for making operating decisions and assessing performance. The Company has only one operating segment related to the development of pharmaceutical products. All property and equipment is maintained in the United States.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist primarily of amounts invested in money market accounts, are stated at fair value.

Concentration of Credit Risk

We invest in a variety of financial instruments and, by our policy, limit the amount of credit exposure with any one issuer, industry or geographic area for investments other than instruments backed by the U.S. federal government.

Investments in Marketable Securities

We invest in marketable securities, primarily money market funds, corporate debt securities, government securities, government agency securities, and certificates of deposits. We classify our marketable securities as available-for-sale securities and report them at fair value in cash equivalents or marketable securities on the consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive income (loss) on the consolidated balance sheet. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest and other income (loss). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

We regularly review all of our investments for other-than-temporary declines in estimated fair value. Our review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

sell the securities before the recovery of their amortized cost basis. When we determine that the decline in estimated fair value of an investment is below the amortized cost basis and the decline is other-than-temporary, we reduce the carrying value of the security and record a loss for the amount of such decline.

Fair Value Measurement

The carrying amounts of certain financial instruments, including cash equivalents, restricted cash, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, three years for computer equipment and five years for laboratory equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Depreciation and amortization begins at the time the asset is placed in service. Maintenance and repairs are charged as expense in the statements of operations and comprehensive loss as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheet and any resulting gain or loss is reflected in operations.

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

Restricted Cash

Restricted cash consists of cash deposits held by our financial institution as collateral for our letter of credit under our facility lease.

Accruals of Research and Development Costs

We record accruals for estimated costs of research, nonclinical and clinical studies and manufacturing development. These costs are a significant component of our research and development expenses. A substantial portion of our ongoing research and development activities are conducted by third-party service providers, including contract research organizations and contract manufacturing organizations. We accrue the costs incurred under our agreements with these third parties based on actual work completed in accordance with agreements established with these third parties. We determine the actual costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. We have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses. However, actual services performed, number of subjects enrolled, and the rate of subject enrollment may vary from our estimates, resulting in adjustments to clinical trial expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Leases

We enter into lease agreements for our office and laboratory facilities. These leases are classified as operating leases. Rent expense is recognized on a straight-line basis over the noncancelable term of the lease and, accordingly, we record the difference between cash rent payments and the recognition of rent expense as a deferred rent liability, which is included within other liabilities on the consolidated balance sheet. Incentives granted under our facilities leases, including allowances to fund leasehold improvements, are deferred and are recognized as adjustments to rental expense on a straight-line basis over the noncancelable term of the lease.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Our comprehensive income (loss) is comprised of net loss and changes in unrealized gains and losses on our marketable securities.

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

Stock-Based Compensation

We measure and recognize stock-based compensation expense, including employee and non-employee equity awards, based on fair value at the grant date. We use the Black-Scholes-Merton option-pricing model to calculate fair value. Stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss is based on options ultimately expected to vest, taking into consideration estimated forfeitures. Stock-based compensation expense is revised in subsequent periods, if necessary, if actual forfeitures differ from these estimates. When estimating forfeitures, we consider historic voluntary termination behaviors as well as trends of actual option forfeitures. For options granted to nonemployees, we revalue the unearned portion of the stock-based compensation and at each reporting period end the resulting change in fair value is recognized in the consolidated statements of operations and comprehensive loss over the period the related services are rendered.

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

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for the annual period ending after December 15, 2016. The adoption of ASU 2014-15 did not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation. The new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the consolidated statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not believe the impact of adopting this new standard on our financial position or results of operations will be material.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We believe that the adoption of this new standard will have no material impact on our financial position or results of operations and have not elected to early adopt the amendment.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Our financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, accounts payable and accrued liabilities. Cash and cash equivalents, marketable securities and restricted cash are reported at their respective fair values on our Consolidated Balance Sheets. The remaining financial instruments are reported on our Consolidated Balance Sheets at cost that approximate current fair values due to their relatively short maturities.

Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$72,597	$72,597	$—	$—
Corporate debt securities	48,531	—	48,531	—
U.S. government agency securities	39,712	—	39,712	—
Certificates of deposits	19,117	—	19,117	—
U.S. government securities	7,999	—	7,999

Total financial assets	$187,956	$72,597	$115,359	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$148,502	$148,502	$—	$—

Total financial assets	$148,502	$148,502	$—	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. At December 31, 2016, the weighted average remaining contractual maturities of our Level 2 investments was less than one year and all of these investments are rated A-1/P-1/F1 or A/A2, or higher by Moody’s, S&P and Fitch. There were no transfers between Level 1 and Level 2 during the periods presented.

4. Available-for-Sale Securities

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents, restricted cash, or marketable securities in our Consolidated Balance Sheets (in thousands):

	December 31, 2016				December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Financial Assets:
Money market funds	$72,597	$—	$—	$72,597	$148,502	$—	$—	$148,502
Corporate debt securities	48,594	—	(63)	48,531	—	—	—	—
U.S. government agency securities	39,763	—	(51)	39,712	—	—	—	—
Certificates of deposits	19,169	—	(52)	19,117	—	—	—	—
U.S. government securities	7,999	—	—	7,999	—	—	—	—

Total	$188,122	$—	$(166)	$187,956	$148,502	$—	$—	$148,502

The following table summarizes the classification of the available-for-sale securities on our Consolidated Balance Sheets (in thousands):

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$82,696	$148,502
Short-term marketable securities	55,202	—
Long-term marketable securities	50,058	—

Total	$187,956	$148,502

Gross unrealized gains or losses were not significant at either December 31, 2016 or December 31, 2015. We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at December 31, 2016 were temporary in nature. All marketable securities with unrealized losses at December 31, 2016 have been in a loss position for less than twelve months and the loss is not material.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

5. Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Laboratory equipment	$3,895	$3,151
Computer equipment	972	596
Leasehold improvements	678	340
Construction-in-progress	137	129

Total property and equipment	5,682	4,216
Less: accumulated depreciation and amortization	(3,262)	(2,102)

Property and equipment, net	$2,420	$2,114

Depreciation expense was $1.2 million for the year ended December 31, 2016, $0.9 million for the year ended December 31, 2015 and $0.7 million for the year ended December 31, 2014.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accrued clinical and manufacturing expenses	$4,759	$3,042
Accrued professional and consulting services	507	287
Other	53	82

Total accrued liabilities	$5,319	$3,411

Other liabilities, current and noncurrent

Other liabilities consists of the following (in thousands):

	December 31,
	2016	2015
Restricted shares subject to repurchase, current	$846	$677
Deferred rent, current	61	37
Other taxes payable	2	6

Total other liabilities, current	$909	$720

Restricted shares subject to repurchase, noncurrent	$534	$1,470
Deferred rent, noncurrent	29	86

Total other liabilities, noncurrent	$563	$1,556

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

6. Stockholders’ Equity

Common Stock Reserved for Issuance

We have reserved sufficient shares of common stock for issuance upon the exercise of stock options and restricted shares subject to future vesting. Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of any preferred stockholders. As of December 31, 2016, no common stock dividends had been declared by the board of directors.

We have reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2016	2015
Restricted shares subject to future vesting	672,112	1,097,288
Options issued and outstanding	2,769,702	2,058,787
Shares available for future grant under the 2015 Plan	1,401,153	1,014,485
Employee stock purchase plan	76,118	50,000

Total	4,919,085	4,220,560

Common Stock Issued for License Agreement

In September 2015, we executed an agreement with the Regents of the University of California, or the Regents, for an exclusive license to those rights the Regents may own in certain patents and patent applications relating to GBT440 and GBT440 analogs, and in exchange have committed to pay a royalty of less than 1% on future net sales. In connection with this agreement we issued 85,714 shares of our common stock with an estimated fair value of $4.5 million, which was recorded in research and development expense in our consolidated statements of operations.

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

Restricted shares subject to repurchase were as follows:

	December 31,
	2016	2015
Restricted shares subject to repurchase:
Shares issued to founders	—	6,250
Shares issued pursuant to the 2012 Stock Option and Grant Plan	672,112	1,091,038

Total restricted shares subject to repurchase	672,112	1,097,288

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

7. Share-based Compensation

2015 Stock Option and Incentive Plan

In July 2015, we adopted the 2015 Stock Option and Incentive Plan (the “2015 Plan”). Under the 2015 Plan, 1,430,000 shares of our common stock were initially reserved for the issuance of stock options, restricted stock, and other equity-based awards to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by our stockholders. On January 1, 2016, we increased the number of shares available under the 2015 Plan by 1,218,283 to a total of 2,648,283 shares. Awards granted under the 2015 Plan expire no later than 10 years from the date of grant. For incentive stock options and non-statutory stock options, the option price shall not be less than 100% of the fair market value on the day of grant. If at the time we grant an option and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all our classes of stock, the option price is required to be at least 110% of the fair market value on the day of grant. Options granted typically vest over a 4-year period but may be granted with different vesting terms.

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

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans, including the 2015 Plan and the 2012 Plan and related information (in thousands, except share and per share amounts and term):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding — December 31, 2015	2,058,787	$8.71	9.0
Options granted	1,246,575	17.14
Options exercised	(147,126)	1.51
Options canceled	(388,534)	15.05

Outstanding — December 31, 2016	2,769,702	$11.99	7.81	$15,448

Vested and exercisable — December 31, 2016	1,017,312	$7.40	5.84	$9,417

Vested and expected to vest — December 31, 2016	2,530,406	$11.66	7.69	$14,783

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value our common stock as of December 31, 2016. The total intrinsic value of options exercised was $2.4 million for the year ended December 31, 2016, $427,000 for the year ended December 31, 2015 and $35,000 for the year ended December 31, 2014. The weighted-average estimated fair value of stock options granted was $11.74 for the year ended December 31, 2016, $8.56 for the year ended December 31, 2015 and $0.34 for the year ended December 31, 2014.

Stock Options Granted to Employees with Service-based Vesting Valuation Assumptions

The fair values of stock options granted to employees were calculated using the following assumptions:

Year Ended December 31,
	2016	2015	2014
Expected term (in years)	5.3-6.1	5.3-6.3	6.0-6.1
Volatility	70.6%-82.3%	73.8%-87.6%	80.7%-93.0%
Risk-free interest rate	1.1%-2.1%	1.5%-1.8%	1.89%-2.10%
Dividend yield	—	—	—

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

Expected Term—Our expected term represents the period that the options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock option grants.

Expected Volatility—Prior to the IPO in August 2015, we were privately held and did not have any trading history for our common stock; accordingly, the expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. When selecting comparable publicly traded biopharmaceutical companies on which we have based our expected stock price volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. Sufficient trading history does not yet exist for our common stock, therefore the estimate of expected volatility is based on the volatility of the selected companies with similar products under development, market, size and other factors as well as the historical volatility of our own common stock since we began trading subsequent to its IPO in August 2015.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

Stock Options Granted to Non-employees with Service-Based Vesting Valuation Assumptions

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	9.5	4.0-9.9	5.0-9.9
Volatility	78.0%	73.4%-91.2%	77.6%-82.3%
Risk-free interest rate	1.74%	0.8-2.7%	1.5%-2.7%
Dividend yield	—	—	—

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

A summary of our non-vested restricted stock for the year ended December 31, 2016 is as follows:

	Number of RSPs	Weighted Average Grant Date Fair Value per Share
Outstanding — December 31, 2015	1,097,288	$1.07
RSPs vested	(398,750)	1.00
Repurchased by Company	(26,426)	1.41

Outstanding — December 31, 2016	672,112	$1.10

Restricted Stock Purchases with Service-Based Vesting

RSPs granted during the years ended December 31, 2015, and 2014 generally vest over four years, subject to the individual holder’s continued service relationship with us. There were no RSPs granted during the year ended December 31, 2016. The restricted common stock granted to an employee is valued using the Black-Scholes-Merton option-pricing model based on the common stock fair value at the time of the grant. For restricted common stock issued to consultants, we remeasure the fair value of the restricted shares as they vest at each reporting period using the Black-Scholes-Merton option-pricing model reflecting the remaining vesting period.

Performance-Contingent Awards Granted to Employees

On April 9, 2015, our Board of Directors granted a total of 326,424 performance-contingent awards to members of our senior management team. Of the total performance-contingent awards granted, 227,139 were performance-contingent options and 99,285 were performance-contingent shares of restricted common stock. The exercise price of each performance-contingent options and the purchase price for the performance-contingent restricted shares is $3.40 per share, which the Board of Directors determined was the fair market value on the grant date.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

The awards have dual triggers of vesting based upon the successful achievement of four corporate operating milestones within specified timelines, as well as a requirement for continued employment. When a performance goal is deemed to be probable of achievement, time-based vesting and recognition of stock-based compensation expense commences. In the event any of the corporate operating milestones are not achieved by the specified timelines, such vesting tranche will terminate and no longer be exercisable with respect to that portion of the shares. During the year ended December 31, 2016, the Compensation Committee of our Board of Directors modified one of the corporate operating milestones, which resulted in two of the corporate operating milestones being achieved; accordingly, an aggregate of 94,502 shares underlying options and 49,643 shares of restricted stock associated with these two milestones vested and, as a result, $1.5 million of compensation cost was recognized for the performance-contingent awards, including $1.4 million of compensation cost related to the modified corporate operating milestone. One of the remaining two corporate operating milestones was not met within the timeframe required for achievement during the year ended December 31, 2016; accordingly, 47,500 shares underlying options were forfeited and 24,821 shares of restricted stock associated with the milestone were repurchased by us. As of December 31, 2016, unvested performance-contingent awards included 30,710 shares underlying options and 24,821 shares of restricted stock associated with the remaining operating milestone.

The fair value of employee performance-contingent options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions in 2015:

Year Ended December 31,
2015
Expected term (in years)	1.8-2.4
Volatility	77.2%-79.1%
Risk-free interest rate	0.5%-0.8%
Dividend yield	—%

Market-Condition Awards Granted to Employees

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

The fair value of the market-condition award of $0.70 was determined on the grant date utilizing a lattice model with an expected term of 2.4 years. In August 2015, we began to recognize compensation costs for this award concurrent with the closing of our IPO.

Employee Stock Purchase Plan

In July 2015, we adopted the 2015 Employee Stock Purchase Plan (the “2015 ESPP”). Under the 2015 ESPP our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2015 ESPP provides for offering periods of six months in duration. The purchase periods end on either January 31st or July 31st. Contributions under the 2015 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. During 2016, 65,252 shares were issued under the ESPP for $1.0 million.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

The fair values of the rights granted under the 2015 ESPP were calculated using the following assumptions:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Expected term (in years)	0.5	0.5
Volatility	83.1-84.6%	65.8%
Risk-free interest rate	0.4-0.5%	0.2%
Dividend yield	—%	—%

Stock-Based Compensation Expense

Total stock-based compensation recognized by our research and development function and our general and administrative function was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$3,711	$2,031	$248
General and administrative	5,524	1,192	102

Total stock-based compensation expense	$9,235	$3,223	$350

During the year ended December 31, 2016, we recorded charges of $1.5 million relating to the fair value of stock options which were modified for two terminated employees. $0.9 million of these charges were classified as research and development expenses and the remaining $0.6 million of these charges were classified as general and administrative expenses.

Total stock-based compensation recognized by employees and non-employees was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Employee	$9,003	$2,359	$333
Non-employee	232	864	17

Total stock-based compensation expense	$9,235	$3,223	$350

Unrecognized Stock-Based Compensation Expense and Weighted-Average Remaining Amortization Period

As of December 31, 2016 the unrecognized stock-based compensation cost, net of expected forfeitures, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows (in thousands, except amortization period):

	Unrecognized Compensation Cost	Weighted-average remaining amortization period (years)
Options	$12,766	2.6
Restricted stock purchases	522	1.5
ESPP	49	0.1

Total stock-based compensation expense	$13,337	2.6

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

8. Defined Contribution Plan

In 2013, we began to sponsor a 401(k) retirement plan, in which substantially all of our full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. Prior to 2015, we had not provided any contributions to the plan. We made contributions to the Plan for eligible participants, and recorded contribution expenses of $0.2 million for the year ended December 31, 2016, $33,000 for the year ended December 31, 2015 and $19,000 for the year ended December 31, 2014.

9. Income Taxes

The components of the loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Loss before provision for income taxes:
United States	$(70,103)	$(46,360)	$(20,807)
International	(12,365)	—	—

	$(82,468)	$(46,360)	$(20,807)

No provision for income taxes was recorded for the years ended December 31, 2016, December 31, 2015 and December 31, 2014. We have incurred net operating losses for all the periods presented. We have not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements. We have established a full valuation against the related deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory income tax rate	34.0%	34.0%	34.0%
Non-deductible changes in fair value and other	3.9	(4.8)	(0.6)
Federal and state tax credits	8.3	1.4	2.4
Foreign rate differential	(5.1)	—	—
Change in valuation allowance	(41.1)	(30.6)	(35.8)

Provision for Taxes	0.0%	0.0%	0.0%

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$51,348	$32,561
Tax credits	15,167	2,584
Property and equipment	9	—
Accruals and reserves	1,739	696
Stock based compensation	1,859	464

Gross deferred tax assets	70,122	36,305
Valuation allowance	(70,122)	(36,147)

Net deferred tax assets	—	158
Deferred tax liabilities:
Property and equipment	—	(158)

Net deferred tax	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. We have established a valuation allowance to offset deferred tax assets as of December 31, 2016 and 2015 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance increased approximately $34.0 million, $16.7 million, and $8.9 million during the years ended December 31, 2016, 2015, and 2014, respectively. The increase in the valuation allowance is mainly related to the increase in net operating loss carryforwards incurred during the respective taxable years.

At December 31, 2016, we had net operating loss carryforwards for Federal income tax purposes of $126.3 million which are available to offset future taxable income, if any, through 2036 and net operating loss carryforwards for state income tax purposes of $151.8 million which are available to offset future taxable income, if any, through 2036. The net deferred tax asset above does not include any amounts attributable to excess stock option deductions because the Company has no taxable income to offset such deductions and as such, they are not recognized for book purposes. As of December 31, 2016, we had research and development/orphan drug tax credit carryforwards of approximately $13.8 million and $2.1 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. If not utilized, the federal credit carryforwards will begin expiring in 2031, and the state credits carryforward indefinitely.

In general, if we experience a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California has similar laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. We have not utilized any NOL carryovers through December 31, 2016. In addition, our deferred tax assets are subject to full valuation allowance, and thus no benefit for deferred tax assets are recorded on our books. Our ability to use the remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership.

No liability related to uncertain tax positions is recorded on the consolidated financial statements. All uncertain tax positions are recorded as a reduction to our deferred tax asset in accordance with ASU 2013-11. It is our policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2016	2015
Balance at beginning of year	$1,005	$634
Additions based on tax positions related to current year	4,291	371

Unrecognized tax benefit - December 31	$5,296	$1,005

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

10. Related Party Transactions

Our related parties include Third Rock Ventures, LLC (“TRV”) and one member of our Board of Directors is also a partner in TRV. Management and advisory fee expense incurred with TRV were zero for the year ended December 31, 2016, $65,000 for the year ended December 31, 2015, and $332,000 for the year ended December 31, 2014 for services which we requested from TRV. We had no outstanding payable to TRV as of December 31, 2016 and December 31, 2015.

11. Commitments and Contingencies

Facilities

In 2012, we entered into a noncancelable operating lease for approximately 16,000 square feet of laboratory and office space in South San Francisco, California for an initial term of 66 months. We recognize minimum rent payments under the facility operating lease on a straight-line basis over the term of the lease.

In October 2014, December 2015, and September 2016, we assumed the noncancelable operating leases from three neighboring tenants for approximately 20,740 square feet of adjacent laboratory and office space on substantially the same economic terms as our primary facility operating lease.

Future aggregate minimum lease payments under the noncancelable operating leases are as follows (in thousands):

Year ending December 31,	Amount
2017	$1,498
2018	380

Total	$1,878

Through February 2015, we were a party to a Space Sharing Agreement and a Shared Services Agreement with a biotechnology company that is also majority-owned by TRV. Under these agreements, specified expenses were shared equally between the two companies at cost and not subject to any markup or markdown. Under these agreements, we recorded reimbursements of $33,000 for the year ended December 31, 2015 and $234,000 for the year ended December 31, 2014.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Rent expense for the facility operating leases consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Minimum rental	$1,272	$971	$554
Net reimbursement under Space Sharing Agreement	—	(10)	(54)

Facility rental expense, net	$1,272	$961	$500

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

Other

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of December 31, 2016, we have not recognized any liabilities for loss contingencies. We are not a party to any current litigation.

12. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the years ended December 31, 2016, 2015 and 2014 (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(82,468)	$(46,360)	$(20,807)
Accretion and dividends on redeemable convertible preferred stock	—	(4,180)	(2,965)

Net loss attributable to common stockholders	$(82,468)	$(50,540)	$(23,772)

Denominator:
Weighted average common shares outstanding	33,207,382	12,806,697	1,673,919

Net loss per share attributable to common stockholders, basic and diluted	$(2.48)	$(3.95)	$(14.20)

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

	December 31,
	2016	2015	2014
Redeemable convertible preferred stock	—	—	19,746,614
Options to purchase common stock	2,769,702	2,058,787	954,567
Restricted stock subject to future vesting	672,112	1,097,288	1,121,979
Common stock potentially issuable for ESPP purchases	8,386	9,491	—

Total	3,450,200	3,165,566	21,823,160

*****

Selected Quarterly Financial Information (unaudited)

The following table provides the selected consolidated quarterly financial data for 2016 and 2015:

	Quarter Ended
(in thousands, except per share amounts)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Loss from operations	$(27,460)	$(21,144)	$(17,806)	$(16,717)	$(15,598)	$(14,775)	$(8,600)	$(7,420)
Net loss	$(27,208)	$(20,985)	$(17,675)	$(16,600)	$(15,585)	$(14,764)	$(8,594)	$(7,417)
Net loss attributable to common shareholders	$(27,208)	$(20,985)	$(17,675)	$(16,600)	$(15,585)	$(15,551)	$(10,747)	$(8,657)
Net loss per share attributable to common shareholders - basic and diluted (1)	$(0.74)	$(0.58)	$(0.58)	$(0.56)	$(0.53)	$(0.90)	$(4.84)	$(4.22)

(1) The full year net loss per share of common stock, basic and diluted, may not equal the sum of the quarters due to weighting of outstanding shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective Disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management, including our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – 2013 Integrated Framework. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	CONSOLIDTED FINANCIAL STATEMENTS

The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2)	CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Consolidated financial statement schedules have been omitted in this Annual Report on Form 10-K because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(3)	EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BLOOD THERAPEUTICS, INC.

By:	/s/ Ted W. Love
Ted W. Love, M.D.
President and Chief Executive Officer(Principal Executive Officer)

Date: March 13, 2017

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ted W. Love, M.D. and Jeffrey Farrow, and each of them, his true and lawful attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ted W. Love	President, Chief Executive Officer and Director	March 13, 2017
Ted W. Love, M.D.	(Principal Executive Officer)

/s/ Jeffrey Farrow	Chief Financial Officer	March 13, 2017
Jeffrey Farrow	(Principal Financial Officer)

/s/ Lesley A. Calhoun	Vice President of Finance and Chief Accounting Officer	March 13, 2017
Lesley A. Calhoun	(Principal Accounting Officer)

/s/ Michael W. Bonney	Director	March 13, 2017
Michael W. Bonney

/s/ Willie L. Brown, Jr.	Director	March 13, 2017
Willie L. Brown, Jr.

/s/ Charles Homcy	Director	March 13, 2017
Charles Homcy, M.D.

/s/ Scott W. Morrison	Director	March 13, 2017
Scott W. Morrison

/s/ Deval L. Patrick	Director	March 13, 2017
Deval L. Patrick

Signature	Title	Date

/s/ Mark L. Perry	Director	March 13, 2017
Mark L. Perry

/s/ Glenn F. Pierce	Director	March 13, 2017
Glenn F. Pierce, M.D., Ph.D.

/s/ Philip A. Pizzo	Director	March 13, 2017
Philip A. Pizzo, M.D.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws.	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated December 22, 2014	S-1	7/8/2015	4.2

4.3	First Amendment to Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated January 26, 2016	10-K	3/29/2016	4.3

10.1#	2012 Stock Option and Grant Plan and forms of award agreements thereunder	S-1	7/8/2015	10.2

10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-8	1/25/2017	99.1

10.3#	Employment Offer Letter Agreement by and between the Registrant and Ted W. Love, M.D., dated May 19, 2014	S-1	7/8/2015	10.3

10.4#	Employment Offer Letter Agreement by and between the Registrant and Jeffrey Farrow, dated February 19, 2016	8-K	4/4/2016	10.1

10.5#	Employment Offer Letter Agreement by and between the Registrant and Hing L. Sham, Ph.D., dated June 19, 2014	10-K	3/29/2016	10.5

10.6#	Termination Letter Agreement by and between the Registrant and Eleanor L. Ramos, M.D., dated November 7, 2016				X

10.7	Lease Agreement by and between the Registrant and ARE-East Jamie Court, LLC, dated June 29, 2012, as amended by letter amendment dated June 29, 2012	S-1	7/8/2015	10.5

10.8	Assignment and Assumption of Lease by and between the Registrant and Myokardia, Inc., dated as of October 22, 2014	S-1	7/8/2015	10.6

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.9	Lease Agreement by and between the Registrant (as assignee of Myokardia, Inc.) and ARE-East Jamie Court, LLC, dated June 29, 2012	S-1	7/8/2015	10.7

10.10	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers	S-1	7/31/2015	10.8

10.11#	2015 Employee Stock Purchase Plan	S-8	8/12/2015	99.3

10.12#	Senior Executive Cash Incentive Bonus Plan	8-K	1/12/2016	10.1

10.13#	2017 Inducement Equity Plan	S-8	1/25/2017	99.3
10.14#	Form of Non-Qualified Stock Option Agreement under Global Blood Therapeutics, Inc. 2017 Inducement Equity Plan	S-8	1/25/2017	99.4

10.15#	Form of Restricted Stock Unit Award Agreement under Global Blood Therapeutics, Inc. 2017 Inducement Equity Plan	S-8	1/25/2017	99.5

10.16	Sublease by and between the registrant and NexSteppe Inc., dated September 15, 2016	10-Q	11/9/2016	10.1

10.17#	Employment Offer Letter by and between the Registrant and Patricia Suvari, dated October 7, 2016				X

21.1	Subsidiaries of the Registrant	S-1	6/10/2016	21.1

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page to this Annual Report)				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents management compensation plan, contract or arrangement.

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.