Form 10-Q
period 2017-03-31
Global Blood Therapeutics, Inc.
filed 2017-05-01
CIK 1629137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)

Smaller reporting company	☐	Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

As of April 27, 2017, there were 43,613,211 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$135,744	$92,072
Short-term marketable securities	108,580	55,202
Prepaid expenses and other current assets	3,996	2,495

Total current assets	248,320	149,769
Property and equipment, net	2,373	2,420
Long-term marketable securities	65,936	50,058
Restricted cash	1,046	140

Total assets	$317,675	$202,387

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,141	$4,320
Accrued liabilities	7,916	5,319
Accrued compensation	2,775	4,967
Other liabilities, current	915	909

Total current liabilities	14,747	15,515
Other liabilities, noncurrent	437	563

Total liabilities	15,184	16,078

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2017 and December 31, 2016	—	—

Common stock, $0.001 par value, 150,000,000 shares authorized as of March 31, 2017 (unaudited) and December 31, 2016, respectively; 43,009,012 and 36,638,156 shares issued and outstanding as of March 31, 2017 (unaudited) and December 31, 2016, respectively	43	37
Additional paid-in capital	506,892	367,371
Accumulated other comprehensive loss	(179)	(166)
Accumulated deficit	(204,265)	(180,933)

Total stockholders’ equity	302,491	186,309

Total liabilities and stockholders’ equity	$317,675	$202,387

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$17,283	$12,415
General and administrative	6,438	4,302

Total operating expenses	23,721	16,717

Loss from operations	(23,721)	(16,717)
Other income (expense):
Interest income, net	441	117
Other expenses, net	(52)	—

Total other income, net	389	117

Net loss	(23,332)	(16,600)
Other comprehensive loss:
Net unrealized loss on marketable securities, net of tax	(13)	—

Comprehensive loss	$(23,345)	$(16,600)

Basic and diluted net loss per common share	$(0.60)	$(0.56)

Weighted-average number of shares used in computing basic and diluted net loss per common share	39,125,848	29,441,404

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,332)	$(16,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	517	242
Stock-based compensation	2,574	1,267
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,348)	(688)
Accounts payable	(1,263)	867
Accrued liabilities	2,482	814
Accrued compensation	(2,192)	(527)
Other liabilities	(13)	(9)

Net cash used in operating activities	(22,575)	(14,634)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(174)	(378)
Purchase of marketable securities	(78,741)	—
Maturities of marketable securities	9,287	—
Increase in restricted cash	(906)	—

Net cash used in investing activities	(70,534)	(378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in public offering, net	135,705	—
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	1,076	494

Net cash provided by financing activities	136,781	494

Net increase (decrease) in cash and cash equivalents	43,672	(14,518)
Cash and cash equivalents at beginning of period	92,072	148,502

Cash and cash equivalents at end of period	$135,744	$133,984

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Accrued purchase of property and equipment	$110	$43

Accrued offering costs	$88	$—

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

Need for Additional Capital

In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our research and development activities. Since inception through March 31, 2017, we have incurred cumulative net losses of $204.3 million. We expect to incur additional losses in the future to conduct product research and development and we recognize the need to raise additional capital to fully implement our business plan. We intend to raise such capital through the issuance of additional equity, and potentially through borrowings, and strategic alliances with partner companies. However, if such financing is not available at adequate levels, we will need to re-evaluate our operating plans. We believe that our existing cash and cash equivalents will be sufficient to fund our cash requirements for at least the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K, filed with the SEC on March 13, 2017.

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

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Significant Accounting Policies

Except as noted below, there have been no material revisions in our significant accounting policies described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Stock-based Compensation

We measure and recognize stock-based compensation expense, including employee and non-employee equity awards, based on fair value at the grant date. We use the Black-Scholes option-pricing model to calculate fair value. Stock-based compensation expense recognized in the consolidated statements of operations is based on stock awards ultimately vested, taking into consideration actual forfeitures. For options granted to non-employees, we revalue the unearned portion of the stock-based compensation and the resulting change in fair value is recognized in the consolidated statements of operations over the period the related services are rendered.

Accounting Pronouncements Adopted

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted ASU 2016-09 in the first quarter of 2017.

The impact of adopting ASU 2016-09 resulted in the following:

•	We will classify the excess income tax benefits from stock-based compensation arrangement as a discrete item within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital. The adoption of this guidance resulted in an increase of approximately $1.1 million of net operating losses, which has an impact of $0.4 million on our deferred tax assets before our full valuation allowance established against the related deferred tax assets.

•	We elected to recognize forfeitures as they occur. The cumulative effect adjustment as a result of the adoption of ASU 2016-09 on a modified retrospective basis was insignificant.

•	We elected to apply the change in classification of cash flows resulting from excess tax benefits and cash paid by us when directly withholding shares for tax-withholding purposes on a retrospective basis. The adoption of these provisions did not result in changes in our condensed consolidated statements of cash flow.

There were no other material impacts to our condensed consolidated financial statements as a result of adopting this updated standard.

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Our financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, accounts payable and accrued liabilities. Cash and cash equivalents, marketable securities and restricted cash are reported at their respective fair values on our condensed consolidated balance sheets. The remaining financial instruments are reported on our condensed consolidated balance sheets at cost that approximate current fair values due to their relatively short maturities.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$124,376	$124,376	$—	$—
Corporate debt securities	53,697	—	53,697	—
U.S. government agency securities	68,946	—	68,946	—
Certificates of deposits	18,845	—	18,845	—
U.S. government securities	33,028	—	33,028	—

Total financial assets	$298,892	$124,376	$174,516	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$72,597	$72,597	$—	$—
Corporate debt securities	48,531	—	48,531	—
U.S. government agency securities	39,712	—	39,712	—
Certificates of deposits	19,117	—	19,117	—
U.S. government securities	7,999	—	7,999	—

Total financial assets	$187,956	$72,597	$115,359	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. At March 31, 2017 and December 31, 2016, the weighted average remaining contractual maturities of our Level 2 investments was less than one year and all of these investments are rated A-1/P-1/F1 or A/A2, or higher by Moody’s, S&P and Fitch. There were no transfers between Level 1 and Level 2 during the periods presented.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

4. Available-for-Sale Securities

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents, restricted cash, or marketable securities in our condensed consolidated balance sheets (in thousands):

	March 31, 2017				December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Financial Assets:
Money market funds	$124,376	$—	$—	$124,376	$72,597	$—	$—	$72,597
Corporate debt securities	53,755	7	(65)	53,697	48,594	2	(65)	48,531
U.S. government agency securities	69,037	4	(95)	68,946	39,763	1	(52)	39,712
Certificates of deposits	18,875	—	(30)	18,845	19,169	—	(52)	19,117
U.S. government securities	33,028	3	(3)	33,028	7,999	—	—	7,999

Total	$299,071	$14	$(193)	$298,892	$188,122	$3	$(169)	$187,956

The following table summarizes the classification of the available-for-sale securities on our condensed consolidated balance sheets (in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$124,376	$82,696
Short-term marketable securities	108,580	55,202
Long-term marketable securities	65,936	50,058

Total	$298,892	$187,956

Gross unrealized gains or losses were not significant at either March 31, 2017 or December 31, 2016. We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities were temporary in nature during the periods presented. All marketable securities with unrealized losses have been in a loss position for less than twelve months and the loss is not material as of March 31, 2017 and December 31, 2016.

5. Balance Sheet Components

Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Laboratory equipment	$4,090	$3,895
Computer equipment	993	972
Leasehold improvements	685	678
Construction-in-progress	198	137

Total property and equipment	5,966	5,682
Less: accumulated depreciation and amortization	(3,593)	(3,262)

Property and equipment, net	$2,373	$2,420

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued clinical and manufacturing expenses	$7,174	$4,759
Accrued professional and consulting services	664	507
Other	78	53

Total accrued liabilities	$7,916	$5,319

Other liabilities, current and noncurrent

Other liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Restricted shares subject to repurchase, current	$844	$846
Deferred rent, current	68	61
Other taxes payable	3	2

Total other liabilities, current	$915	$909

Restricted shares subject to repurchase, noncurrent	$430	$534
Deferred rent, noncurrent	7	29

Total other liabilities, noncurrent	$437	$563

6. Stock Based Compensation

In January 2017, we adopted the 2017 Inducement Equity Plan (the “2017 Inducement Plan”). Under the 2017 Inducement Plan, 300,000 shares of our common stock were initially reserved for the issuance of non-qualified stock options and other equity-based awards to induce highly-qualified prospective officers and employees who are not currently employed by us or our subsidiaries to become employed with our company. The number of shares initially reserved for grant is subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock.

We have two additional stock option plans – the 2015 Stock Option and Incentive Plan (the “2015 Plan”) and the 2012 Stock Option and Grant Plan (the “2012 Plan”). As of March 31, 2017, there were 1,901,508 shares reserved for the future issuance of equity awards under the 2015 Plan. Upon adoption of the 2015 Plan in July 2015, no new awards or grants are permitted under the 2012 Plan. See Note 7 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information related to these stock-based compensation plans.

Stock Options

The following summarizes option activity under the 2012 Plan and 2015 Plan:

	Number of Options	Weighted-Average Exercise Price
Outstanding — December 31, 2016	2,769,702	$11.99
Options granted	623,515	21.19
Options exercised	(387,261)	1.83
Options canceled	—	—

Outstanding — March 31, 2017	3,005,956	$15.21

The fair values of stock options granted to employees were calculated using the following assumptions:

Three Months Ended March 31,
	2017	2016
Expected term (in years)	6.06-6.11	5.8-6.1
Volatility	71.9%-73.3%	79.4%-81.0%
Risk-free interest rate	2.0%-2.2%	1.3%-1.9%
Dividend yield	—	—

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Restricted Stock Units

In January 2017, the Compensation Committee of our Board of Directors approved the commencement of granting restricted stock units (“RSU”s) to our employees. RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon the completion of a specific period of continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. RSUs granted are valued at the market price of our common stock on the date of grant. We recognize noncash compensation expense for the fair value of RSUs on a straight-line basis over the requisite service period of these awards.

The following summarizes RSU activity under the 2015 Plan and related information (in thousands, except share, per share amounts and vesting period):

	Number of RSUs	Weighted- Average Grant Date Fair Value	Weighted- Average remaining vesting period (years)	Aggregate Intrinsic Value
Non-vested units — December 31, 2016	—	$—	—
RSUs granted	368,130	21.74
RSUs vested	—	—
RSUs forfeited	—	—

Non-vested units — March 31, 2017	368,130	$21.74	2.13	$13,566

Vested units and expected to vest — March 31, 2017	368,130	$21.74	2.13	$13,566

Stock-Based Compensation Expense

Total stock-based compensation recognized by function was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$1,073	$545
General and administrative	1,501	722

Total stock-based compensation expense	$2,574	$1,267

7. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock	3,005,956	2,487,374
Restricted stock awards subject to future vesting	593,791	992,176
Restricted stock units	368,130	—
Employee stock purchase plan	18,669	58,921

Total	3,986,546	3,538,471

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

8. Commitments and Contingencies

Facilities

In March 2017, we entered into a noncancelable operating lease (the “Lease”) for approximately 67,185 square feet of space in South San Francisco, California (the “New Facility”). The date on which we will become responsible for paying rent under the Lease (the “Commencement Date”) will be the earlier of December 15, 2017 or the date the New Facility is ready for occupancy. The Lease expires 10 years after the Commencement Date. The Lease grants us an option to extend the Lease for an additional 10-year period. Future minimum rental payments under the Lease during the 10-year term are $45.8 million in the aggregate. The Lease further provides that we are obligated to pay to the landlord certain costs, including taxes and operating expenses. As of March 31, 2017, the Lease term has not commenced as we did not have the right to use or control physical access to the New Facility and therefore no accounting relating to the Lease has been recorded in our condensed consolidated financial statements as of March 31, 2017.

We provided a standby letter of credit of $0.9 million as security for our obligations under the Lease which was issued in March 2017. This standby letter of credit is classified as restricted cash.

We currently lease approximately 36,740 square feet of office and lab space located in South San Francisco, California (the “Existing Facility”). All of our lease agreements associated with the Existing Facility expire on or before April 2018. We do not plan to cancel the existing lease agreements for our Existing Facility prior to their respective expiration dates.

Future annual minimum lease payments due under the new and existing operating leases at December 31 of each year are as follows (in thousands):

Year ending December 31,	Amount[1]
2017 (nine months)	$1,206
2018	3,462
2019	4,134
2020	4,279
2021	4,428
Thereafter	29,787

Total	$47,296

(1)	The table above is prepared under the assumption that the Commencement Date at the New Facility starts on December 15, 2017.

Rent expense was $0.4 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. The operating leases require us to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2017, or our Annual Report.

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to discovering, developing and commercializing novel therapeutics to treat grievous blood-based disorders with significant unmet need. Our lead product candidate is GBT440, an oral, once-daily therapy that modulates hemoglobin’s affinity for oxygen, which we believe inhibits hemoglobin polymerization in sickle cell disease, or SCD, and improves hypoxemia in idiopathic pulmonary fibrosis, or IPF. We are developing GBT440 for SCD and IPF.

We are currently evaluating GBT440 in SCD in a Phase 3 clinical trial of GBT440 in adult and adolescent patients with SCD. In addition, we are evaluating the safety and pharmacokinetics of single and multiple doses of GBT440 in a Phase 2a clinical trial of adolescent patients with SCD. In December 2015, the Food and Drug Administration, or FDA, granted Fast Track Designation and Orphan Drug Designation for GBT440 for the treatment of SCD and in November 2016 GBT440 was granted Orphan Drug Designation in Europe for the treatment of SCD.

In addition, we are conducting two Phase 2a clinical trials of GBT440 for the potential treatment of IPF, which is a hypoxemic pulmonary disorder. We are also conducting a Phase 1 study called Basecamp in healthy volunteers, which is intended to support our understanding of GBT440’s effects on hypoxemia and complement our ongoing Phase 2a program in IPF. We are also engaged in other pre-clinical research and development activities.

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

Prior to our initial public offering, or IPO, we had funded our operations primarily from the issuance and sale of redeemable convertible preferred stock. In August 2015, we completed our IPO pursuant to which we issued 6,900,000 shares of our common stock at a price of $20.00 per share. We received $126.2 million from the IPO, net of underwriting discounts and commissions, and offering expenses. In July 2016, we completed a follow-on offering pursuant to which we issued an aggregate of 6,667,228 shares of our common stock at a price of $18.75 per share, including 6,400,000 shares sold at the initial closing in June 2016 and 267,228 shares sold pursuant to the exercise of the underwriters’ over-allotment option to purchase additional shares in July 2016. We received aggregate proceeds of $117.0 million from the offering, net of underwriting discounts and commissions, and offering expenses. In October 2016, we filed our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, and/or units. In February 2017, we completed a follow-on offering under the shelf registration pursuant to which we issued an aggregate of 5,867,347 shares of our common stock at a price of $24.50 per share. We received aggregate proceeds of approximately $135.6 million from the offering, net of underwriting discounts and commissions, and estimated offering expenses. After the completion of this follow-on offering in February 2017, up to a maximum aggregate offering price of $106.2 million of our common stock, preferred stock, debt securities, warrants and/or units remain available for issuance pursuant to our shelf registration statement on Form S-3.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $23.3 million and $16.6 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $204.3 million. To date, we have not generated any revenue. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of March 31, 2017, we had $135.7 million in cash and cash equivalents and $174.5 million in marketable securities.

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

Other than the below, there have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

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

Restricted stock purchases (RSPs) and restricted stock units (RSUs) are measured based on the fair market values of the underlying stock on the dates of grant.

Stock-based compensation expense was calculated based on awards at the time of grant, and is reduced for actual forfeitures at the time that the forfeitures occur.

The estimated fair value of stock options, RSPs and RSUs is expensed on a straight-line basis over the service period of the grant and the estimated fair value of performance-contingent options and RSPs is expensed using an accelerated method over the term of the award once we determine that it is probable that those performance milestones will be achieved. Compensation expense for RSPs that contain performance conditions is based on the grant date fair value of the award. Compensation expense is recorded over the requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. We assess the probability of the performance indicators being met on a continuous basis.

Compensation expense for purchases under the ESPP is recognized based on the fair value of the common stock on the date of offering, less the purchase discount percentage provided for in the plan.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		$ Change	% Change
	2017	2016
	(in thousands, except percentages)
Operating expenses:
Research and development	$17,283	$12,415	$4,868	39%
General and administrative	6,438	4,302	2,136	50%

Total operating expenses	23,721	16,717	7,004	42%

Loss from operations	(23,721)	(16,717)	(7,004)	42%
Interest income, net	441	117	324	277%
Other expenses, net	(52)	—	(52)	*

Net loss	$(23,332)	$(16,600)	$(6,732)	41%

*	Change is not meaningful

Research and development

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	expenses incurred under agreements with consultants, third-party research and manufacturing organizations, and investigative clinical trial sites that conduct research and development activities on our behalf;

•	the costs related to production of clinical supplies, including fees paid to contract manufacturers;

•	laboratory and vendor expenses related to the execution of nonclinical studies and clinical trials; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2017	2016
Costs incurred by development program:
GBT440 for the treatment of SCD	$11,782	$7,168	$4,614	64%
GBT440 for the treatment of hypoxemic pulmonary disorders	2,663	864	1,799	208%
Other preclinical programs	2,838	4,383	(1,545)	(35)%

Total research and development expenses	$17,283	$12,415	$4,868	39%

Research and development expenses increased by $4.9 million or 39%, to $17.3 million for the three months ended March 31, 2017 from $12.4 million for the three months ended March 31, 2016. The increase was primarily due to increased external expenses related to our SCD program for GBT440 of $4.6 million as we advanced this program including initiating our Phase 2a clinical trial of adolescent patients in the quarter ended June 30, 2016 and incurred costs related to our Phase 3 study in 2017. In addition, there was $1.8 million in increased internal and external costs associated with conducting our two Phase 2a clinical trials of GBT440 in IPF as well as initiation of our Phase 1 study in healthy volunteers that we refer to as our Basecamp study in 2017. These increases were partially offset by a $1.5 million decrease in expenses related to preclinical efforts for our other research-stage programs, which is primarily due to our former hereditary angioedema program that was discontinued in 2016.

General and administrative

General and administrative expenses increased by $2.1 million or 50%, to $6.4 million for the three months ended March 31, 2017 from $4.3 million for the three months ended March 31, 2016. The increase was primarily due to an increase of $1.8 million in salaries and benefits, including $0.8 million of related stock-based compensation expense, as a result of our hiring additional personnel and an increase of $0.3 million in other general and administrative expenses, such as professional and consulting services, due to the growth of our operations.

Liquidity, Capital Resources and Plan of Operations

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. Prior to our IPO, our operations were financed primarily by net proceeds from the sale and issuance of convertible preferred stock. In August 2015, we completed our IPO pursuant to which we issued 6,900,000 shares of our common stock at a price to the public of $20.00 per share and received proceeds of $126.2 million, net of underwriting discounts and commissions, and offering expenses. In July 2016, we completed a follow-on offering pursuant to which we issued an aggregate of 6,667,228 shares of our common stock at a price of $18.75 per share, including 6,400,000 shares sold at the initial closing in June 2016 and 267,228 shares sold pursuant to the exercise of the underwriters’ over-allotment option to purchase additional shares in July 2016. We received aggregate proceeds of $117.0 million from the offering, net of underwriting discounts and commissions, and offering expenses. In October 2016, we filed our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, and/or units. In February 2017, we completed a follow-on offering under the shelf registration pursuant to which we issued an aggregate of 5,867,347 shares of our common stock at a price of $24.50 per share. We received aggregate proceeds of approximately $135.6 million from the offering, net of underwriting discounts and commissions, and estimated offering expenses. After the completion of this follow-on offering in February 2017, up to a maximum aggregate offering price of $106.2 million of our common stock, preferred stock, debt securities, warrants and/or units remain available under our shelf registration statement on Form S-3. As of March 31, 2017, we had $135.7 million in cash and cash equivalents and $174.5 million in marketable securities.

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

We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance GBT440 through any completion of clinical development, to develop other potential product candidates from our research programs and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:

•	the time and cost necessary to complete our Phase 3 HOPE study of GBT440 for the potential treatment of SCD, as well as to complete our ongoing Phase 2a clinical trial in this development program;

•	the time and cost necessary to conduct and complete our ongoing clinical program of GBT440 for the potential treatment of hypoxemia in IPF, including the Phase 2a clinical trial of GBT440 that we initiated in November 2016, the Phase 1 clinical study of GBT440 that we initiated in February 2017 as well as other ongoing Phase 1 and Phase 2a clinical trials in this development program;

•	the time and cost necessary to conduct and complete any additional clinical studies required to pursue regulatory approvals for GBT440 for SCD, hypoxemia in IPF or any other indications, and the costs of post-marketing studies that could be required by regulatory authorities for any indications;

•	the progress, data and results of our Phase 3 HOPE study, as well as multiple other Phase 1 and Phase 2a clinical trials of GBT440 for the potential treatment of SCD or hypoxemia in IPF patients, and our potential future clinical trials;

•	the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our Phase 3 HOPE study as well as our other multiple Phase 1 and 2a clinical trials of GBT440 for SCD or hypoxemia in IPF patients, and our potential future clinical trials;

•	the costs of obtaining clinical and commercial supplies of GBT440 and any other product candidates we may identify and develop;

•	our ability to advance our development programs, including our program for the clinical investigation of GBT440 in SCD patients and in hypoxemia in IPF patients through nonclinical and clinical development, as well as any other potential product candidate programs we may identify and pursue, and the timing and scope of these development activities;

•	our ability to successfully obtain any regulatory approvals from any regulatory authorities to market and sell GBT440 and any other product candidates we may identify and develop in any territory(ies);

•	our ability to successfully commercialize GBT440 and any other product candidates we may identify and develop;

•	the manufacturing, selling and marketing costs associated with the potential commercialization of GBT440 and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities in any territory(ies);

•	the amount and timing of sales and other revenues from GBT440 and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies;

•	our ability to attract, hire and retain qualified personnel; and

•	the costs of maintaining, expanding and protecting our intellectual property portfolio.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash used in operating activities	$(22,575)	$(14,634)
Cash used in investing activities	(70,534)	(378)
Cash provided by financing activities	136,781	494

Net increase (decrease) in cash and cash equivalents	$43,672	$(14,518)

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2017 was $22.6 million, consisting of a net loss of $23.3 million, which was partially offset by non-cash charges of $2.6 million for stock-based compensation and $0.5 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $2.5 million in our accrued liabilities related to an increase in our research and development activities and an increase in professional and consulting services due to the growth of our operations, an increase of $1.3 million of prepaid expenses and other current assets due to advance payments made in connection with our Phase 3 HOPE study, a decrease of $2.2 million in accrued compensation due to the timing of annual employee bonus payments, and a decrease of $1.3 million in accounts payable due to timing of payments.

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

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2017 was $70.5 million from the purchase of marketable securities of $78.7 million, increase in restricted cash of $0.9 million related to the signing of the facility lease in March 2017, and purchase of property and equipment for our office and laboratory facility of $0.2 million, which are partially offset by maturities of marketable securities of $9.3 million.

Cash used in investing activities for the three months ended March 31, 2016 was related to our purchase of property and equipment for our office and laboratory facility.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2017 was $136.8 million, primarily from net proceeds of $135.7 million from the issuance of common stock in connection with our follow-on offering which was completed in February 2017 and to a lesser extent, proceeds of $1.1 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock option.

Cash provided by financing activities for the three months ended March 31, 2016 was primarily from net proceeds of $0.5 million from the issuance of common stock to participants in the employee stock purchase plan.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Contractual Obligations and Other Commitments

In March 2017, we entered into a noncancelable operating lease (the “Lease”) for approximately 67,185 square feet of space in South San Francisco, California (the “New Facility”). The date on which we will become responsible for paying rent under the Lease (the “Commencement Date”) will be earlier of December 15, 2017 or the date the New Facility is ready for occupancy. The Lease expires 10 years after the Commencement Date. The Lease grants us an option to extend the Lease for an additional 10-year period.

The following table summarizes our contractual obligations under the new and existing operating leases as of March 31, 2017 (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Operating lease obligations[1]	$47,296	$1,206	$3,462	$4,134	$4,279	$4,428	$29,787

Total contractual obligations	$47,296	$1,206	$3,462	$4,134	$4,279	$4,428	$29,787

(1)	The table above is prepared under the assumption that the Commencement Date at the New Facility starts on December 15, 2017.

Accounting Pronouncements Adopted

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted ASU 2016-09 in the first quarter of 2017.

The impact of adoption ASU 2016-09 resulted in the following:

•	We will classify the excess income tax benefits from stock-based compensation arrangement as a discrete item within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital. The adoption of this guidance resulted in an increase of approximately $1.1 million of net operating losses, which has an impact of $0.4 million on our deferred tax assets before our full valuation allowance established against the related deferred tax assets.

•	We elected to recognize forfeitures as they occur. The cumulative effect adjustment as a result of the adoption of ASU 2016-09 on a modified retrospective basis was insignificant.

•	We elected to apply the change in classification of cash flows resulting from excess tax benefits and cash paid by us when directly withholding shares for tax-withholding purposes on a retrospective basis. The adoption of these provisions did not result in changes in our condensed consolidated statements of cash flow.

There were no other material impacts to our condensed consolidated financial statements as a result of adopting this updated standard.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of March 31, 2017 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 13, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A.	Risk Factors.

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed consolidated financial statements as of March 31, 2017 and December 31, 2016 and the notes accompanying those consolidated financial statements.

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

We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the three months ended March 31, 2017 and 2016 were $23.3 million and $16.6 million, respectively. As of March 31, 2017, we had an accumulated deficit of $204.3 million. We have not generated any revenue since our inception, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

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

We are currently advancing GBT440 through clinical development, including by initiating a multi-national Phase 3 clinical trial of GBT440 that will enroll up to 400 patients with SCD, and by evaluating the safety and pharmacokinetics of single and multiple doses of GBT440 in a Phase 2a clinical trial of adolescent patients with SCD. We are also conducting two Phase 2a studies of GBT440 for the potential treatment of hypoxemia in patients with IPF, as well as a complementary Phase 1 study of GBT440 in healthy volunteers to evaluate the physiologic effects of GBT440 under hypoxic conditions and exercise conditions that maximally stress heart and lung function. GBT440 is currently our only clinical development, although we are conducting nonclinical research activities in other programs.

Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance GBT440 and other product candidates that we may identify and pursue in clinical trials. As of March 31, 2017 and December 31, 2016, we had working capital of $233.6 million and $134.3 million, respectively and capital resources consisting of cash and cash equivalents and short and long-term marketable securities totaling $310.3 million and $197.3 million, respectively. Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully complete the development, regulatory approval process and commercialization of GBT440 or any other future product candidates.

In August 2015, we sold 6,900,000 shares of common stock in our initial public offering, the net proceeds of which totaled $126.2 million, after deducting underwriting discounts and commissions and offering expenses incurred by us. In July 2016 we completed the sale of 6,667,228 shares of common stock in a follow-on offering, the net proceeds of which totaled $117.0 million, after deducting underwriting discounts and commissions and offering expenses. In October 2016, we filed our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, and/or units. In February 2017, we completed the sale of 5,867,347 shares of common stock in a follow-on offering under the shelf registration, the net proceeds of which totaled approximately $135.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. After the completion of this follow-on offering in February 2017, up to a maximum aggregate offering price of $106.2 million of our common stock, preferred stock, debt securities, warrants and/or units remain available under our shelf registration statement on Form S-3.We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities, will be sufficient to fund our operations for at least the next twelve months.

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit or terminate our lead product candidate GBT440 in one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, prospects, financial condition and results of operations.

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

We are also very dependent on the data and results that we obtain over time from our most advanced clinical trial of GBT440. In late 2016, we initiated the HOPE study, which is designed to enroll up to 400 SCD patients, age 12 years and older, who have had at least one episode of vaso-occlusive crisis in the previous year. The primary endpoint of the HOPE study relates to the proportion of patients who achieve an increase in hemoglobin levels (compared to baseline) as pre-specified in the study protocol. We have not previously conducted any clinical study of GBT440 in SCD patients using this primary endpoint, and we do not believe this measure has been used as a primary endpoint for any registration studies for any other SCD therapies. In addition, the HOPE study will also use a new patient reported outcomes, or PRO, instrument that we recently developed, and that has not been utilized before in any clinical studies, to generate data for a secondary endpoint in the HOPE study.

Our discussions with the FDA have focused on a pathway to full approval of GBT440 for the potential treatment of SCD patients based on the HOPE study, by meeting the primary endpoint and at least one key secondary endpoint. However, before being able to seek or to obtain full or conditional approval of GBT440 for the potential treatment of SCD, we may be required to conduct one or more additional clinical trials of GBT440, including one or more additional Phase 3 clinical trials or other studies. We do not have a special protocol assessment agreement in place with the FDA. We are in the process of seeking input from various European regulatory authorities regarding a pathway to approval of GBT440 for the potential treatment of SCD patients based on the HOPE study.

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

In particular, regulatory authorities in the United States and Europe have not issued definitive guidance as to how to measure and achieve efficacy in treatments for SCD. Based on our discussions with the FDA regarding the design for the HOPE study, we have determined to measure change in hemoglobin levels as the primary endpoint in the HOPE study. This primary endpoint has not been used previously in a registration study for any SCD treatment. As a result, regulators have not determined that such data would signify a clinically meaningful result in SCD patients or would support seeking or obtaining regulatory approval.

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

Based on our discussions with the FDA regarding the design of the HOPE study of GBT440 in SCD patients, we believe that if the HOPE study meets the primary endpoint and at least one key secondary endpoint, the data and results from this Phase 3 clinical trial could form the basis for regulatory approval of GBT440 for SCD treatment in the United States. However, before being able to seek or to obtain full or even conditional approval of GBT440 for the treatment of SCD, we may be required to conduct additional clinical trials or nonclinical studies of GBT440, including one or more additional Phase 3 clinical trials or other studies. The FDA may also require a longer follow-up period for subjects treated with GBT440 prior to accepting an NDA submission. We do not have a special protocol assessment agreement in place with the FDA. We are in the process of seeking input from various European regulatory authorities regarding a pathway to approval of GBT440 for the potential treatment of SCD patients based on the HOPE study.

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

We believe there may be an opportunity to accelerate the development of our lead product candidate GBT440 through one or more of the FDA’s expedited programs, such as fast track, breakthrough therapy, accelerated approval or priority review, and we have pursued and intend to pursue one or more of these expedited programs for GBT440. However, we cannot be assured that GBT440 or any other product candidates that we may develop will qualify for or benefit from any such programs in the United States or any foreign regulatory jurisdictions.

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

Furthermore, access to an expedited program, if provided, may be withdrawn by the FDA or a foreign regulatory authority if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for Fast Track or any other expedited review procedure does not ensure that ultimately we will obtain regulatory approval for GBT440 or any other product candidate that we may develop in a timely manner, or at all.

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

If the FDA or any comparable foreign regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with sponsor’s activities relating to the promotion, marketing, or labeling of a product, these regulatory agencies may impose restrictions or sanctions on that product or us, including requiring withdrawal of the product from the market. In addition, in the United States, a wide range of commercialization and pre-launch activities relating to a drug candidate are subject to potential for significant civil and/or criminal liability and sanctions under federal anti-kickback and fraud and abuse statutes and regulations. If we fail to comply with any of these complex applicable regulatory requirements, a regulatory agency or enforcement authority may:

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

Assuming the other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act, or the AIA, enacted in 2011, the United States has moved to a first to file system similar to other countries’ systems. The AIA also includes a number of significant changes that affect the way patent applications are prosecuted, and may also affect patent litigation. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address certain of these provisions and the applicability of the AIA and new regulations remain to be issued. Accordingly, it is not clear what, if any, impact the AIA will have on the operation of our business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of patents that may issue from such patent applications, all of which could have a material adverse effect on our business and financial condition. Any further changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and patent applications or narrow the scope of our potential patent protection.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological complexity and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, the AIA has been recently enacted in the United States, resulting in significant changes to the U.S. patent system.

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

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this has also contributed to uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Similarly, the complexity and uncertainty of European patent laws has also increased in recent years. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution. These changes could limit our ability to obtain new patents in the future that may be important for our business.

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

If our lead product candidate GBT440 or other product candidates that we may pursue receives marketing approval, the product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community and marketplace. If any approved product (if any) does not achieve an adequate level of acceptance, we may not generate significant revenue from drug sales and we may not become profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating the target indication, also provide incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of our product candidates may require significant resources and may never be successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a wide range of factors, including:

•	the efficacy and potential advantages of our drugs compared to alternative treatments;

•	our ability to offer our drugs for sale at competitive prices;

•	the convenience and ease of administration of our drugs compared to alternative current and future treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the availability of drugs and their ability to meet market demand, including a reliable supply for long-term chronic treatment;

•	the strength of marketing and distribution support;

•	the availability of third-party coverage and adequate reimbursement;

•	the clinical indications and approved labeling for which the drug is approved;

•	the prevalence and severity of any side effects and overall safety profile of the drug; and

•	any restrictions on the use of the drug, including together with other medications.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems, and changes to these regulations over time contribute to uncertainty regarding the ability to obtain pricing and usage approvals for our product candidates outside of the United States. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

Since its enactment, there have been judicial and Congressional challenges to numerous aspects of the ACA, and the executive branch is seeking to replace the ACA with new federal legislation. There may also be federal and state regulatory changes that impact the ACA or healthcare programs, insurance coverage or reimbursement generally. These efforts have increased uncertainty regarding the availability of healthcare programs, insurance coverage and reimbursement as a general matter as well as for our product candidates, and we cannot predict how these events will impact our business.

In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We are an “emerging growth company” as defined in the JOBS Act, and we have elected to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (1) December 31, 2020, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th or (4) the date on which we have issued more than $1.07 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on certain reporting exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

It is likely that we will no longer be able to take advantage of these exemptions beginning on December 31, 2017, when we expect to lose our status as an “emerging growth company”.

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

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated financial guidance we may provide.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 40.6% of our outstanding common stock as of April 27, 2017, based on the latest publicly available information.

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

We have broad discretion in the use of our capital resources consisting of cash and cash equivalents and short and long-term marketable securities, and may invest or spend our capital resources in ways with which you do not agree or in ways that ultimately may not increase the value of your investment.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We experienced an ownership change as a result of our IPO, however we do not believe that this ownership change will significantly limit our ability to use these pre-change NOL carryforwards. We may experience subsequent shifts in our stock ownership, including as a result of our follow-on offering, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

No change.

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

Global Blood Therapeutics, Inc.

Date: May 1, 2017	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2017	By:	/s/ Jeffrey Farrow
Jeffrey Farrow
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws.	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

10.1#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-8	1/25/2017	99.1

10.2#	2017 Inducement Equity Plan	S-8	1/25/2017	99.3

10.3#	Form of Non-Qualified Stock Option Agreement under Global Blood Therapeutics, Inc. 2017 Inducement Equity Plan	S-8	1/25/2017	99.4

10.4#	Form of Restricted Stock Unit Award Agreement under Global Blood Therapeutics, Inc. 2017 Inducement Equity Plan	S-8	1/25/2017	99.5

10.5#	Lease by and between the Company and HCP Oyster Point III LLC, dated March 17, 2017	8-K	3/22/2017	10.1

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents management compensation plan, contract or arrangement.
*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Global Blood Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.