Form 10-Q
period 2017-06-30
Global Blood Therapeutics, Inc.
filed 2017-08-07
CIK 1629137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, there were 43,676,804 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,741	$92,072
Short-term marketable securities	136,075	55,202
Prepaid expenses and other current assets	5,036	2,495

Total current assets	234,852	149,769
Property and equipment, net	5,200	2,420
Long-term marketable securities	60,779	50,058
Restricted cash	1,046	140

Total assets	$301,877	$202,387

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,966	$4,320
Accrued liabilities	6,586	5,319
Accrued compensation	4,492	4,967
Other liabilities, current	1,104	909

Total current liabilities	17,148	15,515
Other liabilities, noncurrent	3,019	563

Total liabilities	20,167	16,078

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of June 30, 2017 (unaudited) and December 31, 2016, respectively; 43,115,738 and 36,638,156 shares issued and outstanding as of June 30, 2017 (unaudited) and December 31, 2016, respectively	43	37
Additional paid-in capital	510,083	367,371
Accumulated other comprehensive loss	(268)	(166)
Accumulated deficit	(228,148)	(180,933)

Total stockholders’ equity	281,710	186,309

Total liabilities and stockholders’ equity	$301,877	$202,387

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$18,278	$13,427	$35,561	$25,842
General and administrative	6,152	4,379	12,590	8,681

Total operating expenses	24,430	17,806	48,151	34,523

Loss from operations	(24,430)	(17,806)	(48,151)	(34,523)
Other income (expense):
Interest income, net	689	131	1,130	248
Other expenses, net	(142)	—	(194)	—

Total other income, net	547	131	936	248

Net loss	(23,883)	(17,675)	(47,215)	(34,275)
Other comprehensive loss:
Net unrealized loss on marketable securities, net of tax	(89)	—	(102)	—

Comprehensive loss	$(23,972)	$(17,675)	$(47,317)	$(34,275)

Basic and diluted net loss per common share	$(0.55)	$(0.58)	$(1.15)	$(1.15)

Weighted-average number of shares used in computing basic and diluted net loss per common share	43,063,996	30,381,948	41,112,266	29,911,678

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,215)	$(34,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	608	520
Amortization of premium on marketable securities	380	—
Stock-based compensation	5,234	2,732
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,550)	(427)
Accounts payable	623	1,189
Accrued liabilities	1,375	796
Accrued compensation	(475)	614
Other liabilities	(33)	(12)

Net cash used in operating activities	(42,053)	(28,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(575)	(955)
Purchase of marketable securities	(124,861)	—
Maturities of marketable securities	32,785	—
Increase in restricted cash	(906)	—

Net cash used in investing activities	(93,557)	(955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in public offering, net	135,625	112,728
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	1,654	498

Net cash provided by financing activities	137,279	113,226

Net increase in cash and cash equivalents	1,669	83,408
Cash and cash equivalents at beginning of period	92,072	148,502

Cash and cash equivalents at end of period	$93,741	$231,910

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Acquired property and equipment	$2,897	$—

Accrued purchase of property and equipment	$30	$13

Accrued offering costs	$—	$449

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Global Blood Therapeutics, Inc. (the “Company”, “we”, “us”, and “our”) was incorporated in Delaware in February 2011 and commenced operations in May 2012. We are a clinical-stage biopharmaceutical company dedicated to discovering, developing and commercializing novel therapeutics to treat grievous blood-based disorders with significant unmet needs. Our primary activities have been establishing our facilities, recruiting personnel, conducting development of our product candidates, including clinical trials, and raising capital. Our principal operations are based in South San Francisco, California, and we operate in one segment.

Follow-on Offering

In February 2017, we completed a follow-on offering and issued an aggregate of 5,867,347 shares of our common stock at a price of $24.50 per share, including 765,306 shares of our common stock sold directly to the underwriters when they exercised their over-allotment option at the price of $24.50 per share. We received total proceeds of $135.6 million from the offering, net of underwriting discounts and commissions and offering expenses.

Need for Additional Capital

In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our research and development activities. Since inception through June 30, 2017, we have incurred cumulative net losses of $228.1 million. We expect to incur additional losses in the future to conduct product research and development and we recognize the need to raise additional capital to fully implement our business plan. We intend to raise such capital through the issuance of additional equity, and potentially through borrowings, and strategic alliances with partner companies. However, if such financing is not available at adequate levels, we will need to re-evaluate our operating plans. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our cash requirements for at least the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

The accompanying unaudited interim condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K, filed with the SEC on March 13, 2017.

Reclassification

Certain prior year amounts in the condensed consolidated statements of operations and comprehensive loss have been reclassified to conform to the current year’s presentation. This reclassification did not have an impact on our results of operations or financial condition as of June 30, 2016.

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

Stock-based Compensation

We measure and recognize stock-based compensation expense, including employee and non-employee equity awards, based on fair value at the grant date. We use the Black-Scholes option-pricing model to calculate fair value. Stock-based compensation expense recognized in the condensed consolidated statements of operations is based on stock awards ultimately vested, taking into consideration actual forfeitures. For options granted to non-employees, we revalue the unearned portion of the stock-based compensation and the resulting change in fair value is recognized in the condensed consolidated statements of operations over the period the related services are rendered.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), which is intended to clarify and reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We believe that the adoption of this new standard will have no impact on our financial position or result of operations and have not elected to early adopt the amendment.

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

The impact of adopting ASU 2016-09 resulted in the following:

•	Classification of excess income tax benefits from stock-based compensation arrangement as a discrete item within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital. The adoption of this guidance resulted in an increase of approximately $1.1 million of net operating losses, which has an impact of $0.4 million on our deferred tax assets before our full valuation allowance established against the related deferred tax assets.

•	Recognition of forfeitures as they occur. The cumulative effect adjustment as a result of the adoption of ASU 2016-09 on a modified retrospective basis was insignificant.

•	A change in classification of cash flows resulting from excess tax benefits and cash paid by us when directly withholding shares for tax-withholding purposes on a retrospective basis. The adoption of these provisions did not result in changes in our condensed consolidated statements of cash flow.

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

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$88,659	$88,659	$—	$—
Corporate debt securities	60,631	—	60,631	—
U.S. government agency securities	76,287	—	76,287	—
Certificates of deposits	14,919	—	14,919	—
U.S. government securities	50,015	—	50,015	—

Total financial assets	$290,511	$88,659	$201,852	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$72,597	$72,597	$—	$—
Corporate debt securities	48,531	—	48,531	—
U.S. government agency securities	39,712	—	39,712	—
Certificates of deposits	19,117	—	19,117	—
U.S. government securities	7,999	—	7,999	—

Total financial assets	$187,956	$72,597	$115,359	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. At June 30, 2017 and December 31, 2016, the weighted average remaining contractual maturities of our Level 2 investments was less than one year and all of these investments are rated A-1/P-1/F1 or A/A2, or higher by Moody’s, S&P and Fitch. There were no transfers between Level 1 and Level 2 during the periods presented.

4. Available-for-Sale Securities

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents, restricted cash, or marketable securities in our condensed consolidated balance sheets (in thousands):

	June 30, 2017				December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Financial Assets:
Money market funds	$88,659	$—	$—	$88,659	$72,597	$—	$—	$72,597
Corporate debt securities	60,730	—	(99)	60,631	48,594	2	(65)	48,531
U.S. government agency securities	76,402	2	(117)	76,287	39,763	1	(52)	39,712
Certificates of deposits	14,942	2	(25)	14,919	19,169	—	(52)	19,117
U.S. government securities	50,046	—	(31)	50,015	7,999	—	—	7,999

Total	$290,779	$4	$(272)	$290,511	$188,122	$3	$(169)	$187,956

The following table summarizes the classification of the available-for-sale securities on our condensed consolidated balance sheets (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$93,657	$82,696
Short-term marketable securities	136,075	55,202
Long-term marketable securities	60,779	50,058

Total	$290,511	$187,956

Gross unrealized gains or losses were not significant at either June 30, 2017 or December 31, 2016. We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities were temporary in nature during the periods presented. All marketable securities with unrealized losses have been in a loss position for less than twelve months and the loss is not material as of June 30, 2017 and December 31, 2016.

5. Balance Sheet Components

Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Laboratory equipment	$4,202	$3,895
Computer equipment	995	972
Leasehold improvements	685	678
Construction-in-progress	3,188	137

Total property and equipment	9,070	5,682
Less: accumulated depreciation and amortization	(3,870)	(3,262)

Property and equipment, net	$5,200	$2,420

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued clinical and manufacturing expenses	$5,856	$4,759
Accrued professional and consulting services	520	507
Other	210	53

Total accrued liabilities	$6,586	$5,319

Other liabilities, current and noncurrent

Other liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Restricted shares subject to repurchase, current	$841	$846
Deferred rent, current	263	61
Other taxes payable	—	2

Total other liabilities, current	$1,104	$909

Restricted shares subject to repurchase, noncurrent	$326	$534
Deferred rent, noncurrent	2,693	29

Total other liabilities, noncurrent	$3,019	$563

6. Stock Based Compensation

In January 2017, we adopted the 2017 Inducement Equity Plan (the “2017 Inducement Plan”). Under the 2017 Inducement Plan, 300,000 shares of our common stock were initially reserved for the issuance of non-qualified stock options and other equity-based awards to induce highly-qualified prospective officers and employees who are not currently employed by us or our subsidiaries to become employed with our company. The number of shares initially reserved for grant is subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock. As of June 30, 2017, there were no stock awards granted under the 2017 Plan.

We have two additional stock-based compensation plans – the 2015 Stock Option and Incentive Plan (the “2015 Plan”) and the 2012 Stock Option and Grant Plan (the “2012 Plan”). As of June 30, 2017, there were 1,766,036 shares reserved for the future issuance of equity awards under the 2015 Plan. Upon adoption of the 2015 Plan in July 2015, no new awards or grants are permitted under the 2012 Plan. See Note 7 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information related to these stock-based compensation plans.

Stock Options

The following summarizes option activity under the 2012 Plan and 2015 Plan:

	Number of Options	Weighted-Average Exercise Price
Outstanding — December 31, 2016	2,769,702	$11.99
Options granted	803,615	22.94
Options exercised	(415,665)	2.71
Options canceled	(79,273)	20.45

Outstanding — June 30, 2017	3,078,379	$15.89

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (in years)	5.3-6.1	5.3-6.1	5.3-6.1	5.3-6.1
Volatility	70.9%-75.6%	80.5%-82.3%	70.9%-75.6%	79.4%-82.3%
Risk-free interest rate	1.8%-2.3%	1.1%-1.5%	1.8%-2.3%	1.1%-1.9%
Dividend yield	—	—	—	—

Restricted Stock Units

In January 2017, the Compensation Committee of our Board of Directors approved the commencement of granting restricted stock units (“RSUs”) to our employees. RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon the completion of a specific period of continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. RSUs granted are valued at the market price of our common stock on the date of grant. We recognize noncash compensation expense for the fair value of RSUs on a straight-line basis over the requisite service period of these awards.

The following summarizes RSU activity under the 2015 Plan and related information (in thousands, except share, per share amounts and vesting period):

	Number of RSUs	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period (years)	Aggregate Intrinsic Value
Non-vested units — December 31, 2016	—	$—	—
RSUs granted	404,485	22.44
RSUs vested	—	—
RSUs forfeited	(1,710)	29.75

Non-vested units — June 30, 2017	402,775	$22.40	1.90	$11,016

Stock-Based Compensation Expense

Total stock-based compensation recognized by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$1,440	$602	$2,513	$1,147
General and administrative	1,220	863	2,721	1,585

Total stock-based compensation expense	$2,660	$1,465	$5,234	$2,732

7. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options to purchase common stock	3,078,379	2,662,841	3,078,379	2,662,841
Restricted stock subject to future vesting	515,469	881,617	515,469	881,617
Restricted stock units	402,775	—	402,775	—
Employee stock purchase plan	21,020	44,890	21,020	44,890

Total	4,017,643	3,589,348	4,017,643	3,589,348

8. Commitments and Contingencies

Facilities

In March 2017, we entered into a noncancelable operating lease (the “Lease”) for approximately 67,185 square feet of space in South San Francisco, California (the “New Facility”). The date on which we will become responsible for paying rent under the Lease (the “Rent Commencement Date”) will be the earlier of December 15, 2017 or the date the New Facility is ready for occupancy. The Lease expires 10 years after the Rent Commencement Date. The Lease grants us an option to extend the Lease for an additional 10-year period. Future minimum rental payments under the Lease during the 10-year term are $45.8 million in the aggregate. The Lease further provides that we are obligated to pay to the landlord certain costs, including taxes and operating expenses. As of June 30, 2017, the Lease term has not commenced as we did not have the right to use or control physical access to the New Facility. We have capitalized $2.9 million of costs in construction-in-progress within property and equipment, net for construction of leasehold improvement at the New Facility as of June 30, 2017 acquired with the tenant inducement provided under the Lease.

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

Future annual minimum lease payments due under the new and existing operating leases at December 31 of each year are as follows (in thousands):

Year ending December 31,	Amount[1]
2017 (six months)	$860
2018	3,462
2019	4,134
2020	4,279
2021	4,428
Thereafter	29,787

Total	$46,950

(1)	The table above is prepared under the assumption that the Rent Commencement Date at the New Facility starts on December 15, 2017.

Rent expense for the three months ended June 30, 2017 and 2016 was $0.4 million and $0.3 million, respectively, and for the six months ended June 30, 2017 and 2016 was $0.8 million and $0.6 million, respectively. The operating leases require us to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

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

We are currently evaluating GBT440 in SCD in a Phase 3 clinical trial of GBT440 in adult and adolescent patients with SCD. In addition, we are evaluating the safety and pharmacokinetics of single and multiple doses of GBT440 in a Phase 2a clinical trial of adolescent and pediatric patients with SCD, and in July 2017 we announced that we have expanded this open-label trial to include a new single-dose cohort in children aged 6-11. In December 2015, the Food and Drug Administration, or FDA, granted Fast Track Designation and Orphan Drug Designation for GBT440 for the treatment of SCD and in November 2016 GBT440 was granted Orphan Drug Designation in Europe for the treatment of SCD. In June 2017, the European Medicines Agency, or EMA, granted PRIME designation for GBT440 for the treatment of SCD. The PRIME program is a new regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need.

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

Prior to our initial public offering, or IPO, we had funded our operations primarily from the issuance and sale of redeemable convertible preferred stock. In August 2015, we completed our IPO pursuant to which we issued 6,900,000 shares of our common stock at a price of $20.00 per share. We received $126.2 million from the IPO, net of underwriting discounts and commissions and offering expenses. In July 2016, we completed a follow-on offering pursuant to which we issued an aggregate of 6,667,228 shares of our common stock at a price of $18.75 per share, including 6,400,000 shares sold at the initial closing in June 2016 and 267,228 shares sold pursuant to the exercise of the underwriters’ over-allotment option to purchase additional shares in July 2016. We received aggregate proceeds of $117.0 million from the offering, net of underwriting discounts and commissions and offering expenses. In October 2016, we filed our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, and/or units. In February 2017, we completed a follow-on offering under the shelf registration pursuant to which we issued an aggregate of 5,867,347 shares of our common stock at a price of $24.50 per share. We received aggregate proceeds of $135.6 million from the offering, net of underwriting discounts and commissions and offering expenses. After the completion of this follow-on offering in February 2017, up to a maximum aggregate offering price of $106.2 million of our common stock, preferred stock, debt securities, warrants and/or units remain available for issuance pursuant to our shelf registration statement on Form S-3.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $47.2 million and $34.3 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $228.1 million. To date, we have not generated any revenue. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of June 30, 2017, we had $93.7 million in cash and cash equivalents and $196.9 million in marketable securities.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		$ Change	% Change
	2017	2016
	(in thousands, except percentages)
Operating expenses:
Research and development	$18,278	$13,427	$4,851	36%
General and administrative	6,152	4,379	1,773	40%

Total operating expenses	24,430	17,806	6,624	37%

Loss from operations	(24,430)	(17,806)	(6,624)	37%
Interest income, net	689	131	558	426%
Other expenses, net	(142)	—	(142)	*

Net loss	$(23,883)	$(17,675)	$(6,208)	35%

*	Change is not meaningful

Research and development

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	expenses incurred under agreements with consultants, third-party research and manufacturing organizations, and investigative clinical trial sites that conduct research and development activities on our behalf;

•	the costs related to production of clinical supplies, including fees paid to contract manufacturers;

•	laboratory and vendor expenses related to the execution of nonclinical studies and clinical trials; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

	Three Months Ended June 30,		$ Change	% Change
	2017	2016
Costs incurred by development program:
GBT440 for the treatment of SCD	$12,823	$7,534	$5,289	70%
GBT440 for the treatment of hypoxemic pulmonary disorders	2,197	1,507	690	46%
Other preclinical programs	3,258	4,386	(1,128)	(26)%

Total research and development expenses	$18,278	$13,427	$4,851	36%

Research and development expenses increased by $4.9 million or 36%, to $18.3 million for the three months ended June 30, 2017 from $13.4 million for the three months ended June 30, 2016. The increase was primarily due to increased internal and external expenses related to our SCD program for GBT440 of $5.3 million as we advanced this program, including expansion of our Phase 2a clinical trial of adolescent and pediatric patients in the quarter ended June 30, 2016 and incurred costs related to our Phase 3 study in 2017. In addition, there was $0.7 million in increased internal and external costs associated with conducting our two Phase 2a clinical trials of GBT440 in IPF and our Phase 1 study in healthy volunteers that we refer to as our Basecamp study initiated in 2017. These increases were partially offset by a $1.1 million decrease in expenses related to preclinical efforts for our other research-stage programs, which is primarily due to our former hereditary angioedema program that was discontinued in September 2016.

General and administrative

General and administrative expenses increased by $1.8 million or 40%, to $6.2 million for the three months ended June 30, 2017 from $4.4 million for the three months ended June 30, 2016. The increase was primarily due to an increase of $1.1 million in salaries and benefits, including $0.4 million of related stock-based compensation expense, as a result of our hiring additional personnel and an increase of $0.8 million in other general and administrative expenses, such as professional and consulting services, due to the growth of our operations.

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,		$ Change	% Change
	2017	2016
	(in thousands, except percentages)
Operating expenses:
Research and development	$35,561	$25,842	$9,719	38%
General and administrative	12,590	8,681	3,909	45%

Total operating expenses	48,151	34,523	13,628	39%

Loss from operations	(48,151)	(34,523)	(13,628)	39%
Interest income, net	1,130	248	882	356%
Other expenses, net	(194)	—	(194)	*

Net loss	$(47,215)	$(34,275)	$(12,940)	38%

*	Change is not meaningful

Research and development

The following table summarizes our research and development expenses incurred during the respective periods:

	Six Months Ended June 30,		$ Change	% Change
	2017	2016
Costs incurred by development program:
GBT440 for the treatment of SCD	$24,604	$14,702	$9,902	67%
GBT440 for the treatment of hypoxemic pulmonary disorders	4,859	2,371	2,488	105%
Other preclinical programs	6,098	8,769	(2,671)	(30)%

Total research and development expenses	$35,561	$25,842	$9,719	38%

Research and development expenses increased by $9.7 million or 38%, to $35.6 million for the six months ended June 30, 2017 from $25.8 million for the six months ended June 30, 2016. The increase was primarily due to increased internal and external expenses related to our SCD program for GBT440 of $9.9 million as we advanced this program, including expansion of our Phase 2a clinical trial of adolescent and pediatric patients in the quarter ended June 30, 2016 and incurred costs related to our Phase 3 study in 2017. In addition, there was $2.5 million in increased internal and external costs associated with conducting our two Phase 2a clinical trials of GBT440 in IPF as well as initiation of our Phase 1 study in healthy volunteers that we refer to as our Basecamp study in 2017. These increases were partially offset by a $2.7 million decrease in expenses related to preclinical efforts for our other research-stage programs, which is primarily due to our former hereditary angioedema program that was discontinued in September 2016.

General and administrative

General and administrative expenses increased by $3.9 million or 45%, to $12.6 million for the six months ended June 30, 2017 from $8.7 million for the six months ended June 30, 2016. The increase was primarily due to an increase of $2.9 million in salaries and benefits, including $1.1 million of related stock-based compensation expense, as a result of our hiring additional personnel and an increase of $1.2 million in other general and administrative expenses, such as professional and consulting services, due to the growth of our operations.

Liquidity, Capital Resources and Plan of Operations

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. Prior to our IPO, our operations were financed primarily by net proceeds from the sale and issuance of convertible preferred stock. In August 2015, we completed our IPO pursuant to which we issued 6,900,000 shares of our common stock at a price to the public of $20.00 per share and received proceeds of $126.2 million, net of underwriting discounts and commissions and offering expenses. In July 2016, we completed a follow-on offering pursuant to which we issued an aggregate of 6,667,228 shares of our common stock at a price of $18.75 per share, including 6,400,000 shares sold at the initial closing in June 2016 and 267,228 shares sold pursuant to the exercise of the underwriters’ over-allotment option to purchase additional shares in July 2016. We received aggregate proceeds of $117.0 million from the offering, net of underwriting discounts and commissions and offering expenses. In October 2016, we filed our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, and/or units. In February 2017, we completed a follow-on offering under the shelf registration pursuant to which we issued an aggregate of 5,867,347 shares of our common stock at a price of $24.50 per share. We received aggregate proceeds of $135.6 million from the offering, net of underwriting discounts and commissions and offering expenses. After the completion of this follow-on offering in February 2017, up to a maximum aggregate offering price of $106.2 million of our common stock, preferred stock, debt securities, warrants and/or units remain available under our shelf registration statement on Form S-3. As of June 30, 2017, we had $93.7 million in cash and cash equivalents and $196.9 million in marketable securities.

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

We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance GBT440 through any completion of clinical development, to develop other potential product candidates from our research programs and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:

•	the time and cost necessary to complete our Phase 3 HOPE study of GBT440 for the potential treatment of SCD, as well as to complete our ongoing Phase 2a clinical trial in adolescent and pediatric patients in this development program;

•	the time and cost necessary to conduct and complete our ongoing clinical program of GBT440 for the potential treatment of hypoxemia in IPF, including the Phase 2a clinical trial of GBT440 that we initiated in November 2016, the Phase 1 Basecamp clinical study of GBT440 that we initiated in February 2017 as well as other ongoing Phase 1 and Phase 2a clinical trials in this development program;

•	the time and cost necessary to conduct and complete any additional clinical studies required to pursue regulatory approvals for GBT440 for SCD, hypoxemia in IPF or any other indications, and the costs of post-marketing studies that could be required by regulatory authorities for any indications;

•	the progress, data and results of our Phase 3 HOPE study, as well as multiple other Phase 1 and Phase 2a clinical trials of GBT440 for the potential treatment of SCD or hypoxemia in IPF patients, and our potential future clinical trials;

•	the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our Phase 3 HOPE study as well as our other multiple Phase 1 and 2a clinical trials of GBT440 for SCD or hypoxemia in IPF patients, and our potential future clinical trials;

•	the costs of obtaining clinical and commercial supplies of GBT440 and any other product candidates we may identify and develop;

•	our ability to advance our development programs, including our program for the clinical investigation of GBT440 in SCD patients and in hypoxemia in IPF patients through nonclinical and clinical development, as well as any other potential product candidate programs we may identify and pursue, and the timing and scope of these development activities;

•	our ability to successfully obtain any regulatory approvals from any regulatory authorities to market and sell GBT440 and any other product candidates we may identify and develop in any territory(ies);

•	our ability to successfully commercialize GBT440 and any other product candidates we may identify and develop;

•	the manufacturing, selling and marketing costs associated with the potential commercialization of GBT440 and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities in any territory(ies);

•	the amount and timing of sales and other revenues from GBT440 and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies;

•	our ability to attract, hire and retain qualified personnel; and

•	the costs of maintaining, expanding and protecting our intellectual property portfolio.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash used in operating activities	$(42,053)	$(28,863)
Cash used in investing activities	(93,557)	(955)
Cash provided by financing activities	137,279	113,226

Net increase in cash and cash equivalents	$1,669	$83,408

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2017 was $42.1 million, consisting of a net loss of $47.2 million, which was partially offset by non-cash charges of $5.2 million for stock-based compensation and $1.0 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $2.6 million of prepaid expenses and other current assets due to advance payments made in connection with our Phase 3 HOPE study and an increase of $1.4 million in our accrued liabilities related to an increase in our research and development activities and an increase in professional and consulting services due to the growth of our operations.

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

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2017 was $93.6 million, consisting of the purchase of marketable securities of $124.9 million, an increase in restricted cash of $0.9 million related to the signing of the facility lease in March 2017, and purchase of property and equipment for our office and laboratory facility of $0.6 million, which are partially offset by maturities of marketable securities of $32.8 million.

Cash used in investing activities for the six months ended June 30, 2016 was related to our purchase of property and equipment for our office and laboratory facility.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2017 was $137.3 million, primarily from net proceeds of $135.6 million from the issuance of common stock in connection with our follow-on offering completed in February 2017 and to a lesser extent, proceeds of $1.7 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock option.

Cash provided by financing activities for the six months ended June 30, 2016 was $113.2 million, primarily from net proceeds of $112.3 million from the issuance of common stock in connection with our follow-on offering in June 2016 and to a lesser extent, proceeds of $0.5 million from the issuance of common stock to participants in the employee stock purchase plan.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Contractual Obligations and Other Commitments

In March 2017, we entered into a noncancelable operating lease (the “Lease”) for approximately 67,185 square feet of space in South San Francisco, California (the “New Facility”). The date on which we will become responsible for paying rent under the Lease (the “Rent Commencement Date”) will be earlier of December 15, 2017 or the date the New Facility is ready for occupancy. The Lease expires 10 years after the Rent Commencement Date. The Lease grants us an option to extend the Lease for an additional 10-year period.

The following table summarizes our contractual obligations under the new and existing operating leases as of June 30, 2017 (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Operating lease obligations[1]	$46,950	$860	$3,462	$4,134	$4,279	$4,428	$29,787

Total contractual obligations	$46,950	$860	$3,462	$4,134	$4,279	$4,428	$29,787

(1)	The table above is prepared under the assumption that the Rent Commencement Date at the New Facility starts on December 15, 2017.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), which is intended to clarify and reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. We believe that the adoption of this new standard will have no impact on our financial position or result of operations and have not elected to early adopt the amendment.

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

The impact of adoption ASU 2016-09 resulted in the following:

•	Classification of excess income tax benefits from stock-based compensation arrangement as a discrete item within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital. The adoption of this guidance resulted in an increase of approximately $1.1 million of net operating losses, which has an impact of $0.4 million on our deferred tax assets before our full valuation allowance established against the related deferred tax assets.

•	Recognition of forfeitures as they occur. The cumulative effect adjustment as a result of the adoption of ASU 2016-09 on a modified retrospective basis was insignificant.

•	A change in classification of cash flows resulting from excess tax benefits and cash paid by us when directly withholding shares for tax-withholding purposes on a retrospective basis. The adoption of these provisions did not result in changes in our condensed consolidated statements of cash flow.

There were no other material impacts to our condensed consolidated financial statements as a result of adopting this updated standard.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of June 30, 2017 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 13, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A.	Risk Factors.

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed consolidated financial statements as of June 30, 2017 and December 31, 2016 and the notes accompanying those consolidated financial statements.

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

We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the six months ended June 30, 2017 and 2016 were $47.2 million and $34.3 million, respectively. As of June 30, 2017, we had an accumulated deficit of $228.1 million. We have not generated any revenue since our inception, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

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

We are currently advancing GBT440 through clinical development, including in a multi-national Phase 3 clinical trial of GBT440 that will enroll up to 400 patients with SCD. We are also evaluating the safety and pharmacokinetics of single and multiple doses of GBT440 in a Phase 2a clinical trial of adolescent and pediatric patients with SCD, which we recently expanded to include a new single-dose cohort in children aged 6-11. We are also conducting two Phase 2a studies of GBT440 for the potential treatment of hypoxemia in patients with IPF, as well as a complementary Phase 1 study of GBT440 in healthy volunteers to evaluate the physiologic effects of GBT440 under hypoxic conditions and exercise conditions that maximally stress heart and lung function. GBT440 is currently our only product candidate in clinical development, although we are conducting nonclinical research activities in other programs.

Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance GBT440 and other product candidates that we may identify and pursue in clinical trials. As of June 30, 2017 and December 31, 2016, we had working capital of $217.7 million and $134.3 million, respectively and capital resources consisting of cash and cash equivalents and short and long-term marketable securities totaling $290.6 million and $197.3 million, respectively. Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully complete the development, regulatory approval process and commercialization of GBT440 or any other future product candidates.

In August 2015, we sold 6,900,000 shares of common stock in our initial public offering, the net proceeds of which totaled $126.2 million, after deducting underwriting discounts and commissions and offering expenses incurred by us. In July 2016 we completed the sale of 6,667,228 shares of common stock in a follow-on offering, the net proceeds of which totaled $117.0 million, after deducting underwriting discounts and commissions and offering expenses. In October 2016, we filed our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, and/or units. In February 2017, we completed the sale of 5,867,347 shares of common stock in a follow-on offering under the shelf registration, the net proceeds of which totaled $135.6 million, after deducting underwriting discounts and commissions and offering expenses. After the completion of this follow-on offering in February 2017, up to a maximum aggregate offering price of $106.2 million of our common stock, preferred stock, debt securities, warrants and/or units remain available under our shelf registration statement on Form S-3.We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities, will be sufficient to fund our operations for at least the next twelve months.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to conduct and complete our Phase 3 HOPE study for the potential treatment of SCD, as well as to complete our ongoing Phase 2a clinical trial in adolescent and pediatric patients in this development program;

•	the time and cost necessary to conduct and complete our ongoing clinical program of GBT440 for the potential treatment of hypoxemia in IPF, including the Phase 2a clinical trial of GBT440 that we initiated in November 2016, the Phase 1 clinical study of GBT440 that we initiated in February 2017 as well as other ongoing Phase 1 and Phase 2a clinical trials in this development program;

•	the time and cost to conduct and complete any additional clinical studies required to pursue regulatory approvals for GBT440 for SCD, hypoxemia in IPF or any other indication, and the costs of post-marketing studies that could be required by regulatory authorities for any indication;

•	the progress, data and results of our Phase 3 HOPE study, as well as potential other clinical trials of GBT440 for the potential treatment of SCD or hypoxemia in IPF patients, and our potential future clinical trials;

•	the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our Phase 3 HOPE study as well as our other multiple Phase 1 and 2a clinical trials of GBT440 for SCD or hypoxemia in IPF patients, and our potential future clinical trials;

•	the costs of obtaining clinical and commercial supplies of GBT440 and any other product candidates we may identify and develop;

•	our ability to advance our development programs, including our program for the clinical investigation of GBT440 in SCD patients and in hypoxemia in IPF patients through nonclinical and clinical development, as well as any other potential product candidate programs we may identify and pursue, and the timing and scope of these development activities;

•	our ability to successfully obtain any regulatory approvals from any regulatory authorities to market and sell GBT440 and any other product candidates we may identify and development in any territory(ies);

•	our ability to successfully commercialize GBT440 and any other product candidates we may identify and develop;

•	the manufacturing, selling and marketing costs associated with the potential commercialization of GBT440 and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities in any territory(ies);

•	the amount and timing of sales and other revenues from GBT440 and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies;

•	our ability to attract, hire and retain qualified personnel; and

•	the costs of maintaining, expanding and protecting our intellectual property portfolio.

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

GBT440 is currently our only product candidate to have advanced into clinical trials. We are developing GBT440 as an oral, once-daily therapy for the potential treatment of SCD, and are currently evaluating GBT440 in SCD patients in ongoing Phase 1/2a clinical trials and in the HOPE study, which is a Phase 3 clinical trial in adult and adolescent SCD patients. In addition, we are conducting a Phase 1/2 program evaluating GBT440 for the potential treatment of hypoxemia in IPF. Conducting clinical trials in parallel in different patient populations with different conditions is riskier than conducting serial testing, in part because negative findings in one program could impact both programs, or be perceived as being negative for both programs even if data and results suggest otherwise.

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

We are also very dependent on the data and results that we obtain over time from our most advanced clinical trial of GBT440. In late 2016, we initiated the Phase 3 HOPE study, which is designed to enroll up to 400 SCD patients, age 12 years and older, who have had at least one episode of vaso-occlusive crisis in the previous year. The primary endpoint of the HOPE study relates to the proportion of patients who achieve an increase in hemoglobin levels (compared to baseline) as pre-specified in the study protocol. We have not previously conducted any clinical study of GBT440 in SCD patients using this primary endpoint, and we do not believe this measure has been used as a primary endpoint for any registration studies for any other SCD therapies. In addition, the HOPE study also uses a new patient reported outcomes, or PRO, instrument that we recently developed, and that has not been utilized before in any clinical studies, to generate data for a secondary endpoint in the HOPE study.

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

The results of nonclinical studies and clinical trials of GBT440, our other product candidates and future product candidates that we may pursue may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial may not necessarily predict final results. For example, our nonclinical studies and clinical trials to date of GBT440 in SCD have involved mostly one genotype of SCD, known as HbSS, and the results of these studies may not be replicated in other genotypes of SCD or in subsequent clinical trials. The HOPE study of GBT440 in SCD is not limited to only the HbSS genotype. Additionally, any positive results generated in our Phase 1/2 clinical trial of GBT440 in SCD in adults do not ensure that we will achieve similar results in the HOPE study, which will enroll both adult and adolescent populations, or our ongoing Phase 2a clinical trial of GBT440 in adolescents and pediatric patients with SCD, which we expanded in July 2017 to include an additional single-dose cohort in children aged 6-11, or in any other potential indications for GBT440, such as IPF and other hypoxemic pulmonary disorders. Our later stage clinical trials, such as the HOPE study, may involve significantly broader patient populations than those in earlier clinical trials.

Product candidates in later stages of clinical trials, such as our HOPE study, may fail to demonstrate the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks.

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

Clinical trials by their nature utilize only a small sample of the potential patient population. Our Phase 1/2 clinical program of GBT440 in SCD patients and IPF patients are providing only very limited experience of GBT440 in SCD patients and IPF patients. For example, our Phase 1/2a clinical trials of GBT440 in SCD are designed to enroll between 96 and 128 subjects, and our ongoing Phase 2a clinical trials of hypoxemia in IPF patients are designed to enroll only up to 49 subjects. In contrast, the Phase 3 HOPE study is designed to enroll up to 400 adult and adolescent SCD patients. However, even this larger trial design will enroll only a very small fraction of all patients with SCD. Any rare and severe side effects of GBT440 may be uncovered only in later stages of our ongoing clinical trials (such as our larger HOPE study), or only in trials involving different patient populations (such as pediatric patients or IPF patients), or only during post-approval studies or safety reporting. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Moreover, a nonclinical toxicology study with GBT440 in non-humans and clinical trials involving other hemoglobin modifiers (other than GBT440) have shown a decrease in oxygen delivery to tissue when a significant percentage of hemoglobin is modified. Hemoglobin modifiers, by increasing HbS’s affinity for oxygen, can cause a shift in oxygen levels, potentially resulting in tissue hypoxia. To date, clinical studies of GBT440 have not shown evidence of tissue hypoxia. However, if GBT440 or any other product candidates that we may develop are associated with tissue hypoxia or any other undesirable side effects or unexpected undesirable characteristics in clinical trials or nonclinical studies, we may need to abandon their development or limit their development to more narrow uses or subpopulations, which could adversely affect our business, prospects, financial condition and results of operations.

Although we intend to pursue expedited regulatory approval for GBT440, our lead product candidate may not qualify for expedited development or, if it does so qualify, such expedited development may not actually lead to a faster development or regulatory review or approval process.

We believe there may be an opportunity to accelerate the development of our lead product candidate GBT440 through one or more of the FDA’s expedited programs, such as fast track, breakthrough therapy, accelerated approval or priority review, or through EMA’s new PRIME program, and we have pursued and intend to pursue one or more of these expedited programs for GBT440. However, we cannot be assured that GBT440 or any other product candidates that we may develop will qualify for or benefit from any such programs in the United States or any foreign regulatory jurisdictions.

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

In June 2017, EMA granted PRIME designation for GBT440 for the treatment of SCD. The PRIME program is a new regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need. Although breakthrough designation or access to any other expedited program, including EMA’s new PRIME program, may expedite the development or approval process, it does not change the standards for approval. Even if we are successful in obtaining a fast-track or breakthrough therapy designation or access to any other expedited program through the FDA or any other regulatory authority, such as the PRIME program, we may not experience faster development timelines or achieve faster review or approval compared to conventional FDA or foreign regulatory procedures.

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

Since its enactment, there have been judicial and Congressional challenges to numerous aspects of the ACA, and the federal executive and legislative branches are actively seeking to replace the ACA with new federal legislation. There may also be federal and state regulatory changes that impact or repeal the ACA or healthcare programs, insurance coverage or reimbursement generally. These efforts have significantly increased uncertainty regarding the availability of healthcare programs, insurance coverage and reimbursement as a general matter as well as for our product candidates, and we cannot predict how these events will impact our business or operations.

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

Our business strategy currently incorporates potential international expansion as we conduct our multi-national Phase 3 HOPE study of our lead product candidate GBT440 for the potential treatment of SCD inside and outside the United States, and plan to seek to obtain regulatory approval to and commercialize GBT440 in patient populations inside and outside the United States. If GBT440 is approved, we may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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

Based on our non-affiliate public float as of June 30, 2017, on December 31, 2017, we will lose our status as an “emerging growth company”, our auditors will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 and we will no longer be able to take advantage of exemptions from reporting requirements available to “emerging growth companies”.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 37.4% of our outstanding common stock as of July 31, 2017, based on the latest publicly available information.

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

Global Blood Therapeutics, Inc.

Date: August 7, 2017	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2017	By:	/s/ Jeffrey Farrow
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