Form 10-Q
period 2017-09-30
Global Blood Therapeutics, Inc.
filed 2017-11-02
CIK 1629137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, there were 43,699,339 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,149	$92,072
Short-term marketable securities	135,206	55,202
Prepaid expenses and other current assets	10,415	2,495

Total current assets	229,770	149,769
Property and equipment, net	13,169	2,420
Long-term marketable securities	40,073	50,058
Restricted cash	1,046	140

Total assets	$284,058	$202,387

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,382	$4,320
Accrued liabilities	6,317	5,319
Accrued compensation	5,521	4,967
Other liabilities, current	1,137	909

Total current liabilities	16,357	15,515
Other liabilities, noncurrent	9,434	563

Total liabilities	25,791	16,078

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of September 30, 2017 (unaudited) and December 31, 2016, respectively; 43,375,814 and 36,638,156 shares issued and outstanding as of September 30, 2017 (unaudited) and December 31, 2016, respectively	43	37
Additional paid-in capital	515,126	367,371
Accumulated other comprehensive loss	(197)	(166)
Accumulated deficit	(256,705)	(180,933)

Total stockholders’ equity	258,267	186,309

Total liabilities and stockholders’ equity	$284,058	$202,387

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$20,952	$15,413	$56,513	$41,256
General and administrative	8,228	5,731	20,817	14,412

Total operating expenses	29,180	21,144	77,330	55,668

Loss from operations	(29,180)	(21,144)	(77,330)	(55,668)
Other income (expense):
Interest income, net	727	159	1,856	407
Other expenses, net	(104)	—	(298)	—

Total other income, net	623	159	1,558	407

Net loss	(28,557)	(20,985)	(75,772)	(55,261)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities, net of tax	71	—	(31)	—

Comprehensive loss	$(28,486)	$(20,985)	$(75,803)	$(55,261)

Basic and diluted net loss per common share	$(0.66)	$(0.58)	$(1.81)	$(1.72)

Weighted-average number of shares used in computing basic and diluted net loss per common share	43,259,145	36,353,958	41,832,273	32,074,779

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,772)	$(55,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,008	841
Amortization of premium on marketable securities	561	—
Stock-based compensation	8,941	5,884
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,873)	(487)
Accounts payable	(939)	(1,478)
Accrued liabilities	900	1,746
Accrued compensation	554	1,109
Other liabilities	(45)	(25)

Net cash used in operating activities	(67,665)	(47,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,773)	(1,106)
Purchase of marketable securities	(127,721)	—
Maturities of marketable securities	52,109	—
Increase in restricted cash	(906)	—

Net cash used in investing activities	(78,291)	(1,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in public offering, net	135,625	116,995
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	3,066	1,117
Repurchases of unvested restricted stock	(421)	—
Repurchases of shares to satisfy tax withholding	(237)	—

Net cash provided by financing activities	138,033	118,112

Net (decrease) increase in cash and cash equivalents	(7,923)	69,335
Cash and cash equivalents at beginning of period	92,072	148,502

Cash and cash equivalents at end of period	$84,149	$217,837

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Leasehold improvements paid for by landlord	$9,885	$—

Accrued purchase of property and equipment	$98	$247

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

Common Stock Sales Agreement

In August 2017, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) to create an at-the-market equity program, under which we may issue and sell from time to time shares of our common stock having an aggregate offering price of up to $125.0 million through Cowen acting as our sales agent and/or principal. Upon delivery of a placement notice and subject to the terms and conditions of the sales agreement, Cowen will use its commercially reasonable efforts to sell the shares from time to time, based upon our instructions. Sales of our common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Stock Market or any other existing trading market for the common stock, at market prices or as otherwise agreed with Cowen. Under the sales agreement, Cowen will be entitled to a commission of up to 3.0% of the gross proceeds per share sold. We have no obligation to sell any shares under the sales agreement, and may at any time suspend offers under the sales agreement or terminate the sales agreement by giving written notice as specified in the sales agreement. As of the date of filing of this quarterly report on Form 10-Q, we have not sold any shares of common stock under the sales agreement.

Need for Additional Capital

In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our research and development activities. Since inception through September 30, 2017, we have incurred cumulative net losses of $256.7 million. We expect to incur additional losses in the future to conduct product research and development and we recognize the need to raise additional capital to fully implement our business plan. We intend to raise such capital through the issuance of additional equity, and potentially through borrowings, and strategic alliances with partner companies. However, if such financing is not available at adequate levels, we will need to re-evaluate our operating plans. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our cash requirements for at least the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

The accompanying unaudited interim condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K, filed with the SEC on March 13, 2017.

Reclassification

Certain prior year amounts in the condensed consolidated statements of operations and comprehensive loss have been reclassified to conform to the current year’s presentation. This reclassification did not have an impact on our results of operations or financial condition as of September 30, 2016.

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

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Our financial instruments consist of cash and cash equivalents, marketable securities, other receivable as included in prepaid expenses and other current assets, restricted cash, accounts payable and accrued liabilities. Cash and cash equivalents, marketable securities and restricted cash are reported at their respective fair values on our condensed consolidated balance sheets. The remaining financial instruments are reported on our condensed consolidated balance sheets at cost that approximate current fair values due to their relatively short maturities.

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

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$72,405	$72,405	$—	$—
Corporate debt securities	58,210	—	58,210	—
U.S. government agency securities	66,649	—	66,649	—
Certificates of deposits	15,409	—	15,409	—
U.S. government securities	35,011	—	35,011	—

Total financial assets	$247,684	$72,405	$175,279	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$72,597	$72,597	$—	$—
Corporate debt securities	48,531	—	48,531	—
U.S. government agency securities	39,712	—	39,712	—
Certificates of deposits	19,117	—	19,117	—
U.S. government securities	7,999	—	7,999	—

Total financial assets	$187,956	$72,597	$115,359	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. At September 30, 2017 and December 31, 2016, the weighted average remaining contractual maturities of our Level 2 investments was less than one year and all of these investments are rated A-1/P-1/F1 or A/A2, or higher by Moody’s, S&P and Fitch. There were no transfers between Level 1 and Level 2 during the periods presented.

4. Available-for-Sale Securities

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents, restricted cash, or marketable securities in our condensed consolidated balance sheets (in thousands):

	September 30, 2017				December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Financial Assets:
Money market funds	$72,405	$—	$—	$72,405	$72,597	$—	$—	$72,597
Corporate debt securities	58,276	—	(66)	58,210	48,594	2	(65)	48,531
U.S. government agency securities	66,751	1	(103)	66,649	39,763	1	(52)	39,712
Certificates of deposits	15,424	1	(16)	15,409	19,169	—	(52)	19,117
U.S. government securities	35,025	—	(14)	35,011	7,999	—	—	7,999

Total	$247,881	$2	$(199)	$247,684	$188,122	$3	$(169)	$187,956

The following table summarizes the classification of the available-for-sale securities on our condensed consolidated balance sheets (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$72,405	$82,696
Short-term marketable securities	135,206	55,202
Long-term marketable securities	40,073	50,058

Total	$247,684	$187,956

Gross unrealized gains or losses were not significant at either September 30, 2017 or December 31, 2016. We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities were temporary in nature during the periods presented. All marketable securities with unrealized losses have been in a loss position for less than twelve months and the loss is not material as of September 30, 2017 and December 31, 2016.

5. Balance Sheet Components

Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Laboratory equipment	$4,478	$3,895
Computer equipment	998	972
Leasehold improvements	685	678
Construction-in-progress	11,278	137

Total property and equipment	17,439	5,682
Less: accumulated depreciation and amortization	(4,270)	(3,262)

Property and equipment, net	$13,169	$2,420

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued clinical and manufacturing expenses	$5,362	$4,759
Accrued professional and consulting services	784	507
Other	171	53

Total accrued liabilities	$6,317	$5,319

Other liabilities, current and noncurrent

Other liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Restricted shares subject to repurchase, current	$397	$846
Deferred rent, current	740	61
Other taxes payable	—	2

Total other liabilities, current	$1,137	$909

Restricted shares subject to repurchase, noncurrent	$243	$534
Deferred rent, noncurrent	9,191	29

Total other liabilities, noncurrent	$9,434	$563

6. Stock Based Compensation

In January 2017, we adopted the 2017 Inducement Equity Plan (the “2017 Inducement Plan”). Under the 2017 Inducement Plan, 300,000 shares of our common stock were initially reserved for the issuance of non-qualified stock options and other equity-based awards to induce highly-qualified prospective officers and employees who are not currently employed by us or our subsidiaries to become employed with our company. The number of shares initially reserved for grant is subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock. As of September 30, 2017, there were 220,000 shares reserved for the future issuance of equity awards under the 2017 Inducement Plan.

We have two additional stock-based compensation plans – the 2015 Stock Option and Incentive Plan (the “2015 Plan”) and the 2012 Stock Option and Grant Plan (the “2012 Plan”). As of September 30, 2017, there were 1,646,485 shares reserved for the future issuance of equity awards under the 2015 Plan. Upon adoption of the 2015 Plan in July 2015, no new awards or grants are permitted under the 2012 Plan. See Note 7 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information related to these stock-based compensation plans.

Stock Options

The following summarizes option activity under the 2012 Plan, 2015 Plan and 2017 Inducement Plan:

	Number of Options	Weighted- Average Exercise Price
Outstanding — December 31, 2016	2,769,702	$11.99
Options granted	894,365	23.58
Options exercised	(528,050)	3.91
Options canceled	(246,586)	16.12

Outstanding — September 30, 2017	2,889,431	$16.70

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (in years)	6.0-6.1	6.0-6.1	5.3-6.1	5.3-6.1
Volatility	72.0%-73.1%	70.6%-70.9%	70.9%-75.6%	70.6%-82.3%
Risk-free interest rate	1.9%-2.1%	1.3%-1.5%	1.8%-2.3%	1.1%-1.9%
Dividend yield	—	—	—	—

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

The following table summarizes activity of RSUs granted to employees with service-based vesting under the 2015 Plan and 2017 Inducement Plan and related information (in thousands, except share, per share amounts and vesting period):

	Number of RSUs	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period (years)	Aggregate Intrinsic Value
Non-vested units — December 31, 2016	—	$—	—
RSUs granted	469,510	23.38
RSUs vested	(42,679)	21.48
RSUs forfeited	(10,298)	29.88

Non-vested units — September 30, 2017	416,533	$23.41	1.91	$12,933

Performance-Contingent Awards

On April 9, 2015, our Board of Directors granted a total of 326,424 performance-contingent awards to members of our senior management team under the 2012 Plan. Of the total performance-contingent awards granted, 227,139 were performance-contingent options and 99,285 were performance-contingent shares of restricted common stock. The exercise price of each performance-contingent option and the purchase price for the performance-contingent restricted shares was $3.40 per share, which the Board of Directors determined was the fair market value on the grant date.

The awards had dual triggers of vesting based upon the successful achievement of four corporate operating milestones within specified timelines, as well as a requirement for continued employment. During the year ended December 31, 2016, the Compensation Committee of our Board of Directors modified one of the corporate operating milestones, which resulted in two of the corporate operating milestones being achieved; accordingly, an aggregate of 94,502 shares underlying options and 49,643 shares of restricted stock associated with these two milestones vested. One of the remaining two corporate operating milestones was not met within the timeframe required for achievement during the year ended December 31, 2016; accordingly, 47,500 shares underlying options were forfeited and 24,821 shares of restricted stock associated with the milestone were repurchased by us upon forfeiture. During the quarter ended September 30, 2017, the final remaining corporate milestone was not met within the timeframe required for achievement; accordingly, 30,710 shares underlying options were forfeited and 24,821 shares of restricted stock associated with the milestone were repurchased by us.

Market-Condition Awards Granted to Employees

On August 11, 2017, our Board of Directors approved awards up to an aggregate of 365,250 RSUs to certain of our senior management team under the 2015 Plan, the vesting of which are contingent upon a combination of continued employment and achieving certain market capitalization milestones. The market-condition awards do not vest until the achievement of their respective market capitalization milestones, which must occur on or before December 31, 2019. The grant date fair value of these market-condition awards was estimated using a Monte Carlo simulation model. The derived service periods, which are the estimated periods of time that would be required to satisfy the market conditions, are also determined at the grant date. We record expense on a straight-line basis over the applicable derived service periods.

The following table summarizes activity of the market-condition awards under the 2015 Plan and related information (in thousands, except share, per share amounts and vesting period):

	Number of units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period (years)	Aggregate Intrinsic Value
Non-vested market-condition awards — December 31, 2016	—	$—	—
Granted	365,250	15.15
Vested	—	—
Forfeited	(12,000)	15.15

Non-vested market-condition awards — September 30, 2017	353,250	$15.15	0.98	$10,968

The following table summarizes the assumptions used to estimate the fair value of the market-condition awards during the nine months ended September 30, 2017:

Valuation date stock price	$28.55
Volatility	65.6%
Risk-free interest rate	1.4%
Dividend yield	—

At September 30, 2017, total unrecognized compensation expense related to non-vested market-condition awards was $4.6 million, which is expected to be recognized over their respective remaining derived service periods. The weighted average derived service period is 1.12 years. For the quarter ended September 30, 2017, we recognized $0.7 million in stock-based compensation expense related to the market-condition awards.

On April 9, 2015, our Board of Directors granted a market-condition award to our Chief Executive Officer of 99,285 shares of restricted common stock under the 2012 Plan, with a purchase price of $3.40 per share, which the Board of Directors determined was the fair market value on the grant date. The market-condition award did not vest until our market capitalization (determined based on the number of shares of common stock outstanding multiplied by the closing market price for our common stock as reported on NASDAQ) exceeded at least $2.0 billion for 20 consecutive trading days on or before the date twenty-four (24) months after the closing of our IPO. During the quarter ended September 30, 2017, the market capitalization goal was not met within the timeframe required for achievement; accordingly, 99,285 shares of restricted stock associated with the market condition award were repurchased by us. The compensation cost for the awards with a market condition is not reversed when the market condition is not satisfied.

Stock-Based Compensation Expense

Total stock-based compensation recognized by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$1,564	$1,135	$4,077	$2,283
General and administrative	2,143	2,017	4,864	3,601

Total stock-based compensation expense	$3,707	$3,152	$8,941	$5,884

7. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase common stock	2,889,431	2,703,252	2,889,431	2,703,252
Restricted stock subject to future vesting	315,542	752,220	315,542	752,220
Restricted stock units	416,533	—	416,533	—
Market-condition awards	353,250	—	353,250	—

Total	3,974,756	3,455,472	3,974,756	3,455,472

8. Commitments and Contingencies

Facilities

In March 2017, we entered into a noncancelable operating lease (the “Lease”) for approximately 67,185 square feet of space in South San Francisco, California (the “New Facility”). The date on which we will become responsible for paying rent under the Lease (the “Rent Commencement Date”) will be the later of December 15, 2017 or the date the New Facility is ready for occupancy. The Lease expires 10 years after the Rent Commencement Date. The Lease grants us an option to extend the Lease for an additional 10-year period. Future minimum rental payments under the Lease during the 10-year term are $45.8 million in the aggregate. The Lease further provides that we are obligated to pay to the landlord certain costs, including taxes and operating expenses. As of September 30, 2017, the Lease term had not commenced as we did not have the right to use or control physical access to the New Facility. We have capitalized $9.9 million of costs in construction-in-progress within property and equipment, net for construction of leasehold improvements at the New Facility as of September 30, 2017 acquired with the tenant inducement provided under the Lease.

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

Future annual minimum lease payments due under the new and existing operating leases at December 31 of each year are as follows (in thousands):

Year ending December 31,	Amount[1]
2017 (three months)	$474
2018	3,462
2019	4,134
2020	4,279
2021	4,428
Thereafter	29,787

Total	$46,564

(1)	The table above is prepared under the assumption that the Rent Commencement Date at the New Facility starts on December 15, 2017.

Rent expense for the three months ended September 30, 2017 and 2016 was $0.4 million and $0.3 million, respectively, and for the nine months ended September 30, 2017 and 2016 was $1.1 million and $0.9 million, respectively. The operating leases require us to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to discovering, developing and commercializing novel therapeutics to treat grievous blood-based disorders with significant unmet need. Our lead product candidate is GBT440 (now known as voxelotor), an oral, once-daily therapy that modulates hemoglobin’s affinity for oxygen, which we believe inhibits hemoglobin polymerization in sickle cell disease, or SCD.

We are currently evaluating voxelotor in SCD in a Phase 3 clinical trial of voxelotor in adult and adolescent patients with SCD. In addition, we are evaluating the safety and pharmacokinetics of single and multiple doses of voxelotor in a Phase 2a clinical trial of adolescent and pediatric patients with SCD, and in July 2017 we announced that we have expanded this open-label trial to include a new single-dose cohort in children aged 6-11. In December 2015, the Food and Drug Administration, or FDA, granted Fast Track Designation and Orphan Drug Designation for voxelotor for the treatment of SCD and in November 2016 voxelotor was granted Orphan Drug Designation in Europe for the treatment of SCD. In June 2017, the European Medicines Agency, or EMA, granted PRIME designation for voxelotor for the treatment of SCD. The PRIME program is a new regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need. In September 2017, the FDA granted Rare Pediatric Disease designation to voxelotor for the treatment of SCD.

Beyond evaluating voxelotor in SCD, we are also engaged in other pre-clinical research and development activities.

We were conducting two Phase 2a clinical trials of voxelotor for the potential treatment of idiopathic pulmonary fibrosis (IPF), which is a hypoxemic pulmonary disorder. We also conducted a Phase 1 study called Basecamp in healthy volunteers, which was intended to support our understanding of voxelotor’s effects on hypoxemia and complement our Phase 2a program in IPF. In October 2017, based upon the totality of the data we obtained from the two Phase 2a clinical studies and Basecamp study we decided to halt further development of voxelotor for the potential treatment of IPF. While the results re-affirmed our confidence in the mechanism of action of voxelotor in SCD, the data from the IPF proof-of-concept studies did not demonstrate sufficient overall clinical benefit to justify continuing the program in IPF.

SCD is marked by red blood cell, or RBC, destruction and occluded blood flow and hypoxia, leading to anemia, stroke, multi-organ failure, severe pain crises, and shortened patient life span. Voxelotor inhibits abnormal hemoglobin polymerization, the underlying mechanism that causes sickling of RBCs. In our clinical trials to date of voxelotor in SCD patients, we observed reduced markers of red blood cell destruction, improvements in anemia, improvements in markers of tissue oxygenation, and reduced numbers of sickled RBCs.

We own or jointly own and have exclusively licensed rights to our product candidates in the United States, Europe and other major markets. We own three issued U.S. patents that cover the composition of matter of voxelotor, methods of use of voxelotor, and a polymorph of voxelotor. These patents are due to expire in 2032, 2034 and 2035, respectively (absent any applicable patent term extensions). We own or co-own additional pending patent applications in the United States and multiple foreign countries relating to our lead product candidate voxelotor.

Since our inception in 2011, we have devoted substantially all of our resources to identifying and developing our product candidates, including conducting clinical trials and nonclinical studies and providing general and administrative support for these operations.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $75.8 million and $55.3 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $256.7 million. To date, we have not generated any revenue. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of September 30, 2017, we had $84.1 million in cash and cash equivalents and $175.3 million in marketable securities.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		$ Change	% Change
	2017	2016
	(in thousands, except percentages)
Operating expenses:
Research and development	$20,952	$15,413	$5,539	36%
General and administrative	8,228	5,731	2,497	44%

Total operating expenses	29,180	21,144	8,036	38%

Loss from operations	(29,180)	(21,144)	(8,036)	38%
Interest income, net	727	159	568	357%
Other expenses, net	(104)	—	(104)	*

Net loss	$(28,557)	$(20,985)	$(7,572)	36%

*	Change is not meaningful

Research and development

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	expenses incurred under agreements with consultants, third-party research and manufacturing organizations, and investigative clinical trial sites that conduct research and development activities on our behalf;

•	the costs related to production of clinical supplies, including fees paid to contract manufacturers;

•	laboratory and vendor expenses related to the execution of nonclinical studies and clinical trials; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

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

The largest component of our total operating expenses is our investment in research and development activities, including the clinical development of voxelotor. We allocate research and development salaries, benefits, stock-based compensation and indirect costs to voxelotor and other product candidates that we may pursue on a program-specific basis.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

	Three Months Ended September 30,		$ Change	% Change
	2017	2016
Costs incurred by development program:
Voxelotor for the treatment of SCD	$15,563	$10,107	$5,456	54%
Voxelotor for the treatment of hypoxemic pulmonary disorders	2,209	1,990	219	11%
Other preclinical programs	3,180	3,316	(136)	(4)%

Total research and development expenses	$20,952	$15,413	$5,539	36%

Research and development expenses increased by $5.5 million or 36%, to $21.0 million for the three months ended September 30, 2017 from $15.4 million for the three months ended September 30, 2016. The increase was primarily due to increased internal and external expenses related to our SCD program for voxelotor of $5.5 million as we advanced this program, including expansion of our Phase 2a clinical trial of adolescent and pediatric patients and incurred costs related to our Phase 3 study in 2017. In addition, there was $0.2 million in increased internal and external costs associated with conducting our two Phase 2a clinical trials of voxelotor in IPF and our Phase 1 study in healthy volunteers that we refer to as our Basecamp study initiated in 2017. These increases were partially offset by a $0.1 million decrease in expenses related to preclinical efforts for our other research-stage programs, which is primarily due to our former hereditary angioedema program that was discontinued in September 2016. In October 2017, we ceased further development of voxelotor in hypoxemic pulmonary disorders.

General and administrative

General and administrative expenses increased by $2.5 million or 44%, to $8.2 million for the three months ended September 30, 2017 from $5.7 million for the three months ended September 30, 2016. The increase was primarily due to an increase of $0.8 million in salaries and benefits, including $0.1 million of related stock-based compensation expense, as a result of our hiring additional personnel and an increase of $1.2 million in other general and administrative expenses, such as professional and consulting services, due to the growth of our operations.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		$ Change	% Change
	2017	2016
	(in thousands, except percentages)
Operating expenses:
Research and development	$56,513	$41,256	$15,257	37%
General and administrative	20,817	14,412	6,405	44%

Total operating expenses	77,330	55,668	21,662	39%

Loss from operations	(77,330)	(55,668)	(21,662)	39%
Interest income, net	1,856	407	1,449	356%
Other expenses, net	(298)	—	(298)	*

Net loss	$(75,772)	$(55,261)	$(20,511)	37%

*	Change is not meaningful

Research and development

The following table summarizes our research and development expenses incurred during the respective periods:

	Nine Months Ended September 30,		$ Change	% Change
	2017	2016
Costs incurred by development program:
Voxelotor for the treatment of SCD	$40,167	$24,810	$15,357	62%
Voxelotor for the treatment of hypoxemic pulmonary disorders	7,068	4,361	2,707	62%
Other preclinical programs	9,278	12,085	(2,807)	(23)%

Total research and development expenses	$56,513	$41,256	$15,257	37%

Research and development expenses increased by $15.3 million or 37%, to $56.5 million for the nine months ended September 30, 2017 from $41.3 million for the nine months ended September 30, 2016. The increase was primarily due to increased internal and external expenses related to our SCD program for voxelotor of $15.4 million as we advanced this program, including expansion of our Phase 2a clinical trial of adolescent and pediatric patients and incurred costs related to our Phase 3 study in 2017. In addition, there was $2.7 million in increased internal and external costs associated with conducting our two Phase 2a clinical trials of voxelotor in IPF as well as initiation of our Phase 1 study in healthy volunteers that we refer to as our Basecamp study in 2017. In October 2017, we ceased further development of voxelotor in hypoxemic pulmonary disorders. These increases were partially offset by a $2.8 million decrease in expenses related to preclinical efforts for our other research-stage programs, which is primarily due to our former hereditary angioedema program that was discontinued in September 2016.

General and administrative

General and administrative expenses increased by $6.4 million or 44%, to $20.8 million for the nine months ended September 30, 2017 from $14.4 million for the nine months ended September 30, 2016. The increase was primarily due to an increase of $3.6 million in salaries and benefits, including $1.3 million of related stock-based compensation expense, as a result of our hiring additional personnel and an increase of $2.3 million in other general and administrative expenses, such as professional and consulting services, due to the growth of our operations.

Liquidity, Capital Resources and Plan of Operations

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. Prior to our IPO, our operations were financed primarily by net proceeds from the sale and issuance of convertible preferred stock. In August 2015, we completed our IPO pursuant to which we issued 6,900,000 shares of our common stock at a price to the public of $20.00 per share and received proceeds of $126.2 million, net of underwriting discounts and commissions and offering expenses. In July 2016, we completed a follow-on offering pursuant to which we issued an aggregate of 6,667,228 shares of our common stock at a price of $18.75 per share, including 6,400,000 shares sold at the initial closing in June 2016 and 267,228 shares sold pursuant to the exercise of the underwriters’ over-allotment option to purchase additional shares in July 2016. We received aggregate proceeds of $117.0 million from the offering, net of underwriting discounts and commissions and offering expenses. In October 2016, we filed our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, and/or units. In February 2017, we completed a follow-on offering under the shelf registration pursuant to which we issued an aggregate of 5,867,347 shares of our common stock at a price of $24.50 per share. We received aggregate proceeds of $135.6 million from the offering, net of underwriting discounts and commissions and offering expenses. After the completion of this follow-on offering in February 2017, up to a maximum aggregate offering price of $106.2 million of our common stock, preferred stock, debt securities, warrants and/or units remain available under our shelf registration statement on Form S-3. In August 2017, we filed an additional shelf registration statement on Form S-3ASR, for the potential offering, issuance and sale by us of an indeterminate amount of common stock, preferred stock, debt securities, warrants, and/or units. Our shelf registration statement on Form S-3ASR also includes a prospectus covering up to an aggregate of $125.0 million in shares of our common stock that we may issue and sell at market prices from time to time, through Cowen acting as our sales agent and/or principal, pursuant to the sales agreement that we entered into with Cowen in August 2017 for our “at-the-market” equity program. As of September 30, 2017, we had $84.1 million in cash and cash equivalents and $175.3 million in marketable securities.

Our primary use of cash is to fund operations, which consist primarily of research and development expenditures. Cash used to fund operations is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance voxelotor through any completion of clinical development, to develop other potential product candidates from our research programs and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:

•	the time and cost necessary to complete our Phase 3 HOPE study of voxelotor for the potential treatment of SCD, as well as to complete our ongoing Phase 2a clinical trial in adolescent and pediatric patients in this development program;

•	the time and cost necessary to conduct and complete any additional clinical studies required to pursue regulatory approvals for voxelotor for SCD or any other indications, and the costs of post-marketing studies that could be required by regulatory authorities for any indications;

•	the progress, data and results of our Phase 3 HOPE study, as well as multiple other clinical trials of voxelotor for the potential treatment of SCD and our potential future clinical trials;

•	the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our Phase 3 HOPE study as well as our other multiple clinical trials of voxelotor for SCD and our potential future clinical trials;

•	the costs of obtaining clinical and commercial supplies of voxelotor and any other product candidates we may identify and develop;

•	our ability to advance our development programs, including our program for the clinical investigation of voxelotor in SCD patients through nonclinical and clinical development, as well as any other potential product candidate programs we may identify and pursue, and the timing and scope of these development activities;

•	our ability to successfully obtain any regulatory approvals from any regulatory authorities to market and sell voxelotor and any other product candidates we may identify and develop in any territory(ies);

•	our ability to successfully commercialize voxelotor and any other product candidates we may identify and develop;

•	the manufacturing, selling and marketing costs associated with the potential commercialization of voxelotor and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities in any territory(ies);

•	the amount and timing of sales and other revenues from voxelotor and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies;

•	our ability to attract, hire and retain qualified personnel; and

•	the costs of maintaining, expanding and protecting our intellectual property portfolio.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash used in operating activities	$(67,665)	$(47,671)
Cash used in investing activities	(78,291)	(1,106)
Cash provided by financing activities	138,033	118,112

Net (decrease) increase in cash and cash equivalents	$(7,923)	$69,335

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2017 was $67.7 million, consisting of a net loss of $75.8 million, which was partially offset by non-cash charges of $8.9 million for stock-based compensation and $1.6 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $2.9 million of prepaid expenses and other current assets due to advance payments made in connection with our Phase 3 HOPE study.

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

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2017 was $78.3 million, consisting of the purchase of marketable securities of $127.7 million, purchase of property and equipment for our office and laboratory facility of $1.8 million, and an increase in restricted cash of $0.9 million related to the signing of the facility lease in March 2017, which are partially offset by maturities of marketable securities of $52.1 million.

Cash used in investing activities for the nine months ended September 30, 2016 was related to our purchase of property and equipment for our office and laboratory facility.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2017 was $138.0 million, primarily from net proceeds of $135.6 million from the issuance of common stock in connection with our follow-on offering completed in February 2017 and to a lesser extent, proceeds of $3.1 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Contractual Obligations and Other Commitments

In March 2017, we entered into a noncancelable operating lease (the “Lease”) for approximately 67,185 square feet of space in South San Francisco, California (the “New Facility”). The date on which we will become responsible for paying rent under the Lease (the “Rent Commencement Date”) will be the later of December 15, 2017 or the date the New Facility is ready for occupancy. The Lease expires 10 years after the Rent Commencement Date. The Lease grants us an option to extend the Lease for an additional 10-year period.

The following table summarizes our contractual obligations under the new and existing operating leases as of September 30, 2017 (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Operating lease obligations[1]	$46,564	$474	$3,462	$4,134	$4,279	$4,428	$29,787

Total contractual obligations	$46,564	$474	$3,462	$4,134	$4,279	$4,428	$29,787

(1)	The table above is prepared under the assumption that the Rent Commencement Date at the New Facility starts on December 15, 2017.

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

Our market risks as of September 30, 2017 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 13, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A.	Risk Factors.

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed consolidated financial statements as of September 30, 2017 and December 31, 2016 and the notes accompanying those consolidated financial statements.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our lead product candidate, voxelotor, which is our only product candidate in clinical development.

We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the nine months ended September 30, 2017 and 2016 were $75.8 million and $55.3 million, respectively. As of September 30, 2017, we had an accumulated deficit of $256.7 million. We have not generated any revenue since our inception, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

•	continue to advance voxelotor in clinical development, for which we initiated the Phase 3 HOPE study of voxelotor for the potential treatment of patients with SCD, and have additional clinical trials ongoing in SCD patients;

•	establish and maintain manufacturing and supply relationships with third parties that can provide adequate supplies (in amount and quality) of voxelotor to support further clinical development and, if approved, commercialization;

•	seek and obtain regulatory and marketing approvals for voxelotor for SCD or any other indication we may pursue;

•	build a sales and marketing organization or enter into selected collaborations to commercialize voxelotor for any indication, if approved;

•	build a medical affairs organization to advance our engagement with healthcare providers and stakeholders;

•	advance our other programs through nonclinical and clinical development and commence development activities for any additional product candidates we may identify; and

•	expand our organization to support our research, development, medical, and commercialization activities and our operations as a public company.

We have never generated any revenues from product sales and may never be able to develop or commercialize a marketable drug or achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to maintain adequate cash reserves to advance our development programs or achieve approval to commercialize any products, or our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our research and development pipeline, market voxelotor or any other product candidates we may identify and pursue (if approved), or continue our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We are currently advancing voxelotor through clinical development for SCD, including in a multi-national Phase 3 HOPE clinical trial of voxelotor that will enroll up to approximately 400 patients with SCD. We are also evaluating the safety and pharmacokinetics of single and multiple doses of voxelotor in a Phase 2a clinical trial of adolescent and pediatric patients with SCD, which we recently expanded to include a new single-dose cohort in children aged 6-11. Voxelotor is currently our only product candidate in clinical development, although we are conducting nonclinical research activities in other programs.

Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance voxelotor and other product candidates that we may identify and pursue in clinical trials. As of September 30, 2017 and December 31, 2016, we had working capital of $213.4 million and $134.3 million, respectively and capital resources consisting of cash and cash equivalents and short and long-term marketable securities totaling $259.4 million and $197.3 million, respectively. Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully complete the development, regulatory approval process and commercialization of voxelotor or any other future product candidates.

In August 2015, we sold 6,900,000 shares of common stock in our initial public offering, the net proceeds of which totaled $126.2 million, after deducting underwriting discounts and commissions and offering expenses incurred by us. In July 2016 we completed the sale of 6,667,228 shares of common stock in a follow-on offering, the net proceeds of which totaled $117.0 million, after deducting underwriting discounts and commissions and offering expenses. In October 2016, we filed our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, and/or units. In February 2017, we completed the sale of 5,867,347 shares of common stock in a follow-on offering under the shelf registration, the net proceeds of which totaled $135.6 million, after deducting underwriting discounts and commissions and offering expenses. After the completion of this follow-on offering in February 2017, up to a maximum aggregate offering price of $106.2 million of our common stock, preferred stock, debt securities, warrants and/or units remain available under our shelf registration statement on Form S-3. In August 2017, we filed an additional shelf registration statement on Form S-3ASR, for the potential offering, issuance and sale by us of an indeterminate amount of common stock, preferred stock, debt securities, warrants, and/or units. Our shelf registration statement on Form S-3ASR also includes a prospectus covering up to an aggregate of $125.0 million in shares of our common stock that we may issue and sell at market prices from time to time, through Cowen acting as our sales agent and/or principal, pursuant to the sales agreement that we entered into with Cowen in August 2017 for our “at-the-market” equity program. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities, will be sufficient to fund our operations for at least the next twelve months.

However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize voxelotor or any other product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to conduct and complete our Phase 3 HOPE study for the potential treatment of SCD, as well as to complete our ongoing Phase 2a clinical trial in adolescent and pediatric patients in this development program;

•	the time and cost to conduct and complete any additional clinical studies required to pursue regulatory approvals for voxelotor for SCD or any other indication, and the costs of post-marketing studies that could be required by regulatory authorities for any indication;

•	the progress, data and results of our Phase 3 HOPE study, as well as potential other clinical trials of voxelotor for the potential treatment of SCD and our potential future clinical trials;

•	the progress, timing, scope and costs of our clinical trials, our nonclinical studies and other related activities, including our ability to enroll subjects in a timely manner in our Phase 3 HOPE study as well as our other clinical trials of voxelotor for SCD and our potential future clinical trials;

•	the costs of obtaining clinical and commercial supplies of voxelotor and any other product candidates we may identify and develop;

•	our ability to advance our development programs, including our program for the clinical investigation of voxelotor in SCD patients through nonclinical and clinical development, as well as any other potential product candidate programs we may identify and pursue, and the timing and scope of these development activities;

•	our ability to successfully obtain any regulatory approvals from any regulatory authorities to market and sell voxelotor and any other product candidates we may identify and develop in any territory(ies);

•	our ability to successfully commercialize voxelotor and any other product candidates we may identify and develop;

•	the manufacturing, selling and marketing costs associated with the potential commercialization of voxelotor and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities in any territory(ies);

•	the amount and timing of sales and other revenues from voxelotor and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies;

•	our ability to attract, hire and retain qualified personnel; and

•	the costs of maintaining, expanding and protecting our intellectual property portfolio.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit or terminate our lead product candidate voxelotor in one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval of Our Product Candidates

If we are unable to obtain regulatory approval in one or more jurisdictions for our lead product candidate, voxelotor, or any future product candidates that we may identify and develop, our business will be substantially harmed.

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities is lengthy and unpredictable, and depends upon numerous factors. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have not obtained regulatory approval for any product candidate, including our lead product candidate voxelotor, and it is possible that neither voxelotor nor any other product candidates we may seek to develop in the future will ever obtain any regulatory approval.

Applications for voxelotor or any other product candidates we may develop could fail to receive regulatory approval for many reasons, including but not limited to:

•	we may not be able to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities (including the European Medicines Agency, or EMA) that voxelotor or any other product candidates we may develop are safe and effective for any proposed indications;

•	the FDA or comparable foreign regulatory authorities may disagree with our plans regarding the pathways and endpoints for approval or the design or implementation of our nonclinical studies or clinical trials;

•	the populations studied in our clinical programs may not be sufficiently broad or representative to assure safety or demonstrate efficacy in the full population for which we seek approval;

•	the FDA or comparable foreign regulatory authorities may require additional nonclinical studies or clinical trials beyond those we anticipate;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data and results from our nonclinical studies or clinical trials;

•	the data and results collected from nonclinical studies or clinical trials of voxelotor and any other product candidates that we may identify and pursue may not be sufficient to support the submission of a new drug application, or NDA, or any other submission for regulatory approval in any other jurisdiction;

•	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract and rely on for all clinical and commercial supplies of voxelotor and any other product candidates (if any); and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may change in a manner that renders our development or manufacturing efforts insufficient for approval.

The lengthy regulatory review and approval process, as well as the inherent unpredictability of the results of nonclinical and clinical trials, and our reliance on third party manufacturers for any product candidates, may result in our failing to obtain regulatory approval to market voxelotor and other product candidates that we may pursue in the United States or elsewhere, which would significantly harm our business, prospects, financial condition and results of operations.

We are heavily dependent on the success of our lead product candidate, voxelotor, in our development program for sickle cell disease, and all of our other programs are still in the nonclinical development stage. If we are unable to successfully complete clinical development, obtain regulatory approval for, and commercialize voxelotor for sickle cell disease, or experience delays in doing so, our business will be materially harmed.

To date, we have invested a majority of our efforts and financial resources in the nonclinical and clinical development of our lead and initial product candidate voxelotor, including conducting nonclinical studies and clinical trials and providing general and administrative support for these operations. We do not have any other clinical product candidates, and our only clinical development program for voxelotor is in SCD. Our future success is highly dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize voxelotor for SCD, the only indication for which voxelotor is currently in clinical development. Before we can generate any revenues from sales of voxelotor, we must conduct substantial additional clinical development (including, among others, multiple ongoing clinical studies and toxicology studies, and possibly additional future nonclinical studies and clinical trials to demonstrate safety and efficacy of voxelotor for SCD or any other potential indication we may pursue). In addition, we will need to seek and obtain regulatory approval for SCD or any other potential indication, secure an adequate manufacturing supply to support larger clinical trials and commercial sales and build a commercial organization. Further, the success of voxelotor as a potential commercial product will also depend on patent and trade secret protection, acceptance of voxelotor by patients, the medical community and third-party payors, its ability to compete with other therapies, the status and availability of healthcare coverage and adequate reimbursement, and maintenance of an acceptable safety and efficacy profile following approval, among other factors. If we do not achieve all of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize voxelotor, which would materially harm our business.

Voxelotor is currently our only product candidate to have advanced into clinical trials, and is currently only being tested in SCD. We are developing voxelotor as an oral, once-daily therapy for the potential treatment of SCD, and are currently evaluating voxelotor in SCD patients in ongoing Phase 1/2a clinical trials and in the multi-national HOPE study, which is a Phase 3 clinical trial in adult and adolescent SCD patients.

All of our other programs are in an early, nonclinical stage of research and development, and we have no other product candidates in clinical trials. Out of our ongoing internal early-stage nonclinical research, we have not selected any other product candidates that would enable the filing of an investigational new drug application, or IND. As a result, we are very dependent on our lead product candidate voxelotor for our business, prospects, financial condition and results of operations.

We are also very dependent on the data and results that we obtain over time from our most advanced clinical trial of voxelotor. In late 2016, we initiated the Phase 3 HOPE study, which is designed to enroll up to approximately 400 SCD patients, age 12 years and older, who have had at least one episode of vaso-occlusive crisis in the previous year. The primary endpoint of the HOPE study relates to the proportion of patients who achieve an increase in hemoglobin levels (compared to baseline) as pre-specified in the study protocol. We have not previously conducted any clinical study of voxelotor in SCD patients using this primary endpoint, and we do not believe this measure has been used as a primary endpoint for any registration studies for any other SCD therapies. In addition, the HOPE study also uses a new patient reported outcomes, or PRO, instrument that we developed, and that has not been utilized before in any clinical studies, to generate data for a secondary endpoint in the HOPE study.

Our discussions with the FDA have focused on a pathway to full approval of voxelotor for the potential treatment of SCD patients based on the HOPE study, by meeting the primary endpoint and at least one key secondary endpoint. However, before being able to seek or to obtain full or conditional approval of voxelotor for the potential treatment of SCD, we may be required to conduct one or more additional clinical trials of voxelotor, including one or more additional Phase 3 clinical trials or other studies. We do not have a special protocol assessment agreement in place with the FDA. We are in the process of seeking input from various European regulatory authorities regarding a pathway to approval of voxelotor for the potential treatment of SCD patients based on the HOPE study.

We cannot be certain that voxelotor or any other product candidates that we seek to develop will be successful in nonclinical studies or clinical trials or receive any regulatory approvals. If we do not receive regulatory approval for, or otherwise fail to successfully commercialize, voxelotor or any other product candidates, we are likely to need to spend significant additional time and resources to identify other product candidates, advance them through nonclinical and clinical development and apply for regulatory approvals, which would adversely affect our business, prospects, financial condition and results of operations.

The development of voxelotor as a potential disease-modifying anti-sickling agent in SCD patients represents a novel therapeutic approach, and there is a risk that the outcomes of our clinical trials will not be favorable or otherwise support any decision to seek or grant any regulatory approval.

We have concentrated our product research and development efforts on developing novel, mechanism-based therapeutics for the treatment of grievous blood-based disorders with significant unmet need, and our future success depends on the success of this therapeutic approach. The clinical trial requirements of the FDA and other comparable regulatory agencies and the criteria these regulators use to determine the safety and efficacy of any product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. To date, there are only two FDA approved therapy for SCD, hydroxyurea and L-glutamine, and there are no approved therapeutics directed toward preventing the polymerization of hemoglobin molecules as a mechanism to reduce RBC sickling in SCD patients. As a result, the design and conduct of clinical trials for a therapeutic such as voxelotor that targets this mechanism in SCD patients are subject to unknown risks, and we may experience setbacks with our ongoing or planned clinical trials of voxelotor in SCD because of the limited clinical experience with its mechanism of action in these patients.

In particular, regulatory authorities in the United States and Europe have not issued definitive guidance as to how to measure and achieve efficacy in treatments for SCD. Based on our discussions with the FDA regarding the design for the HOPE study, we have determined to measure change in hemoglobin levels as the primary endpoint in the Phase 3 HOPE study. This primary endpoint has not been used previously in a registration study for any SCD treatment. As a result, regulators have not determined that such data would signify a clinically meaningful result in SCD patients or would support seeking or obtaining regulatory approval.

We may not achieve our pre-specified endpoints in the HOPE study, or in other clinical trials where there is limited or no regulatory guidance regarding appropriate clinical endpoints, which would decrease the probability of obtaining marketing approval for voxelotor or any other product candidate we may develop. Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain regulatory approvals for voxelotor and any other product candidates that we may pursue, would have an adverse impact on our business, prospects, financial condition and results of operations.

Results of earlier studies may not be predictive of future clinical trial results, and initial studies may not establish an adequate safety or efficacy profile for voxelotor and other product candidates that we may pursue to justify proceeding to advanced clinical trials or an application for regulatory approval.

The results of nonclinical studies and clinical trials of voxelotor and of any future product candidates that we may pursue may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial may not necessarily predict final results. For example, we were previously pursuing the clinical development of voxelotor as a potential treatment for idiopathic pulmonary fibrosis, or IPF, and decided in October 2017 to halt development of voxelotor for IPF due to the totality of the data we obtained from two Phase 2a clinical trials and a Phase 1 study, which did not demonstrate sufficient overall clinical benefit to justify continuing the program. In addition, our nonclinical studies and clinical trials to date of voxelotor in SCD have involved mostly one genotype of SCD, known as HbSS, and the results of these studies may not be replicated in other genotypes of SCD or in subsequent clinical trials. The HOPE study of voxelotor in SCD is not limited to only the HbSS genotype. Additionally, any positive results generated in our Phase 1/2 clinical trial of voxelotor in SCD in adults do not ensure that we will achieve similar results in the Phase 3 HOPE study, which will enroll both adult and adolescent populations, or in our ongoing Phase 2a clinical trial of voxelotor in adolescents and pediatric patients with SCD, which we expanded in July 2017 to include an additional single-dose cohort in children aged 6-11, or in any other potential indications for voxelotor. Our later stage clinical trials, including the HOPE study, are expected to involve significantly broader patient populations than those in earlier clinical trials.

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

Our failure to demonstrate the required characteristics to support marketing approval for voxelotor or any other product candidate we may choose to develop in any ongoing or future clinical trials would substantially harm our business, prospects, financial condition and results of operations.

Before we are able to submit voxelotor for marketing approval, the FDA and comparable foreign regulatory authorities may impose additional requirements, the scope of which are not fully known at this time.

Before we can submit an NDA to the FDA for voxelotor for any potential indication, we must successfully complete our clinical trials including at least one or more additional larger clinical trials. The FDA typically requires at least two pivotal, well-controlled Phase 3 clinical trials as a condition to the submission of an NDA and does not usually consider a single Phase 3 clinical trial to be adequate to support product approval. The FDA will typically only consider relying on one pivotal trial if, in addition, other well-

controlled studies of the drug exist (for example, for other dosage forms or in other populations) or if the pivotal trial is a multi-center trial that provides highly reliable and statistically strong evidence of an important clinical benefit, such as effect on survival, organ function or patient reported outcomes and a confirmatory study would have been difficult to conduct on ethical grounds.

Based on our discussions with the FDA regarding the design of the Phase 3 HOPE study of voxelotor in SCD patients, we believe that if the HOPE study meets the primary endpoint and at least one key secondary endpoint, the data and results from this Phase 3 clinical trial could form the basis for regulatory approval of voxelotor for SCD treatment in the United States. However, before being able to seek or to obtain full or even conditional approval of voxelotor for the treatment of SCD, we may be required to conduct additional clinical trials or nonclinical studies of voxelotor, including one or more additional Phase 3 clinical trials or other studies. The FDA may also require a longer follow-up period for subjects treated with voxelotor prior to accepting an NDA submission. We do not have a special protocol assessment agreement in place with the FDA. We are in the process of seeking input from various European regulatory authorities regarding a pathway to approval of voxelotor for the potential treatment of SCD patients based on the HOPE study.

The FDA or the comparable foreign authorities may not consider the results of our ongoing (including our HOPE study in SCD patients), planned or potential future clinical trials, to be sufficient for approval of voxelotor for SCD patients. If the FDA or comparable foreign regulatory authorities require additional clinical trials or data beyond that which we currently anticipate, we would incur increased costs and delays in the clinical development and marketing approval process, which may require us to expend more resources than are available to us. In addition, it is possible that the FDA and the comparable foreign authorities may have divergent opinions on the elements necessary for a successful NDA and marketing authorization application, or MAA, respectively, which may cause us to alter our development, regulatory and/or commercialization strategies.

We may encounter substantial delays in conducting or completing our clinical trials, which in turn will result in additional costs and may ultimately prevent successful or timely completion of the clinical development and commercialization of our lead product candidate or any other product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of any our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We expect to conduct the Phase 3 HOPE study, which will enroll up to approximately 400 SCD patients, at multiple clinical sites located in the United States, Europe, Africa and the Middle East, with top line data and results expected in the first half of 2019. In addition, we have ongoing Phase 1/2 clinical studies of voxelotor for the potential treatment of SCD patients. We cannot guarantee that the HOPE study or any other clinical trials for voxelotor or any other product candidates we may pursue will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays or failures in reaching a consensus with regulatory agencies on study design, including clinical endpoints sufficient to support an approval decision;

•	delays or failures to receive approval for conduct of clinical studies in one or more geographies which could result in delays in enrollment and availability of data and results;

•	delays or failures in reaching agreement on acceptable terms with a sufficient number of prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	delays in obtaining required Institutional Review Board, or IRB, or ethics committee approval for each clinical trial site;

•	delays in recruiting a sufficient number of suitable patients to participate in our clinical trials;

•	imposition of a clinical hold by any regulatory authority, including if imposed due to safety concerns after an inspection of our clinical trial operations or study sites;

•	failure by our CROs, clinical sites, participating clinicians or patients, other third parties or us to adhere to clinical trial, regulatory or legal requirements;

•	failure to perform in accordance with the FDA’s current good clinical practices, or cGCPs, or applicable regulatory requirements in other countries;

•	delays in the testing, validation, manufacturing and delivery of sufficient quantities of our product candidates or study related devices (such as the hand-held PRO instrument being used by patients in our HOPE study) to the clinical sites and patients;

•	delays in having patients enroll or complete participation in a study in accordance with applicable protocols, or return for post-treatment follow-up;

•	reduction in the number of participating clinical trial sites or patients, including by dropping out of a trial;

•	failure to address in an adequate or timely manner any patient safety concerns that arise during the course of a trial;

•	unanticipated costs or increases in costs of clinical trials of our product candidates;

•	the occurrence of serious adverse events or other safety concerns associated with our product candidates; or

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols or obtaining additional IRB or other approvals to conduct or complete clinical studies of our product candidates.

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

Identifying and qualifying patients to participate in our ongoing and planned clinical trials of voxelotor, especially for the multi-national Phase 3 HOPE study, and any other product candidates that we may develop are critical to our success. Our clinical development efforts are initially focused on rare chronic blood diseases. For example, according to CDC estimates, the prevalence of SCD, for which voxelotor is being studied, is 90,000 to 100,000 individuals in the United States. Accordingly, there are limited patient pools from which to draw for clinical trials in our target indications. The HOPE study is designed to enroll up to approximately 400 adult and adolescent SCD patients in multiple study centers in the United States, Europe, Africa and the Middle East. We may not be able to identify, recruit, and enroll a sufficient number of subjects to complete the HOPE study or our other clinical trials of voxelotor because of the perceived risks and benefits of voxelotor, the availability of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective subjects and the subject referral practices of physicians, among other factors.

Further, if subjects in our clinical trials fail to comply with our dosing regimens, we may not be able to generate clinical data acceptable to the FDA in our trials. For our HOPE study of voxelotor in adult and adolescent SCD patients, enrolled participants must use a patient reported outcomes, or PRO, instrument to complete very frequent patient surveys generating data relevant to a secondary endpoint. If HOPE study participants fail to comply consistently with these PRO-related steps and procedures, the quality of these study data and our ability to interpret these data and results could be impaired, and these data and results may not be acceptable to the FDA or comparable regulatory authorities or may be interpreted differently. If patients are unwilling or unable to participate in, complete or comply with the protocols for our studies for any reason, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of potential products may be delayed.

If we experience difficulties or delays in enrollment or are otherwise unable to successfully complete any clinical trial of voxelotor, especially the HOPE study, or any other product candidates we may pursue, our costs are likely to increase, and our ability to obtain regulatory approval and generate product revenue from any of these product candidates will be impaired. Any of these occurrences would harm our business, prospects, financial condition and results of operations.

If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to delay, limit or terminate our clinical development activities.

Clinical trials by their nature utilize only a small sample of the potential patient population. Our Phase 1/2 clinical program of voxelotor in SCD patients are providing only very limited experience of voxelotor in SCD patients. For example, our Phase 1/2a clinical trials of voxelotor in SCD are designed to enroll between 96 and 128 subjects. In contrast, the Phase 3 HOPE study is designed to enroll up to approximately 400 adult and adolescent SCD patients. However, even this larger trial design will enroll only a very small fraction of all patients with SCD. Any rare and severe side effects of voxelotor may be uncovered only in later stages of our ongoing clinical trials (such as our larger HOPE study), or only in trials involving different patient populations (such as pediatric patients), or only during post-approval studies or safety reporting. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Moreover, a nonclinical toxicology study with voxelotor in non-humans and clinical trials involving other hemoglobin modifiers (other than voxelotor) have shown a decrease in oxygen delivery to tissue when a significant percentage of hemoglobin is modified. Hemoglobin modifiers, by increasing HbS’s affinity for oxygen, can cause a shift in oxygen levels, potentially resulting in tissue hypoxia. To date, clinical studies of voxelotor have not shown evidence of tissue hypoxia. However, if voxelotor or any other product candidates that we may develop are associated with tissue hypoxia or any other undesirable side effects or unexpected undesirable characteristics in clinical trials or nonclinical studies, we may need to abandon their development or limit their development to more narrow uses or subpopulations, which could adversely affect our business, prospects, financial condition and results of operations.

Although we intend to pursue expedited regulatory approval for voxelotor, our lead product candidate may not qualify for expedited development or, if it does so qualify, such expedited development may not actually lead to a faster development or regulatory review or approval process.

We believe there may be an opportunity to accelerate the development of our lead product candidate voxelotor through one or more of the FDA’s expedited programs, such as fast track, breakthrough therapy, accelerated approval or priority review, or through EMA’s new PRIME program, and we have pursued and intend to pursue one or more of these expedited programs for voxelotor. However, we cannot be assured that voxelotor or any other product candidates that we may develop will qualify for or benefit from any such programs in the United States or any foreign regulatory jurisdictions.

In 2015, the FDA designated our investigation of voxelotor for the treatment of SCD as a Fast Track development program. Fast Track is a process designated to facilitate the development and expedite the review of drugs to treat serious conditions and that demonstrate the potential to address an unmet medical need. While Fast Track designation may provide more frequent access and communication with the FDA, it does not ensure that regulatory review or approval for voxelotor will occur on an expedited basis, if at all.

In addition, a drug may be eligible for designation by FDA as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Voxelotor for the treatment of SCD has not received this designation from the FDA.

In June 2017, EMA granted PRIME designation for voxelotor for the treatment of SCD. The PRIME program is a new regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need.

Although breakthrough designation (if received) or access to any other expedited program, including EMA’s new PRIME program, may expedite the development or approval process, it does not change the standards for approval. Even if we are successful in obtaining a Fast-Track or breakthrough therapy designation or access to any other expedited program through the FDA or any other regulatory authority, such as the PRIME program, we may not experience faster development timelines or achieve faster review or approval compared to conventional FDA or foreign regulatory procedures.

In September 2017, the FDA granted Rare Pediatric Disease designation to voxelotor for the treatment of SCD. The FDA defines a rare pediatric disease as a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals age 18 years or younger, and is a rare disease that impacts fewer than 200,000 individuals in the United States. The Rare Pediatric Disease designation provides incentives to advance the development of rare disease drugs and biologics. Additionally, voxelotor may be eligible for a voucher that can be redeemed to obtain priority review for any subsequent marketing application. However, this designation does not ensure that regulatory review or approval for voxelotor will occur on an expedited basis, if at all.

Furthermore, access to an expedited program, if provided, may be withdrawn by the FDA or a foreign regulatory authority if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for Fast Track or any other expedited review procedure does not ensure that ultimately we will obtain regulatory approval for voxelotor or any other product candidate that we may develop in a timely manner, or at all.

Although the FDA and the European Commission have each granted orphan drug designation to our lead product candidate voxelotor for the potential treatment of SCD, we may not receive orphan drug designation for any other product candidates for which we may submit new applications for orphan drug designation, and any orphan drug designations that we have received or may receive in the future may not confer marketing exclusivity or other expected commercial benefits.

Our business strategy focuses on the development of product candidates for the treatment of rare, chronic blood disorders that may be eligible for FDA or European Union, or EU, orphan drug designation. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In the EU, the Committee for Orphan Medicinal Products of the EMA recommends orphan drug designation to promote the development of medical products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention, or treatment is authorized (or in other very limited circumstances). In 2015 and 2016, respectively, the FDA and the European Commission (acting on a positive recommendation by the EMA) each granted orphan drug designation for voxelotor for the treatment of patients with SCD.

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

Although the FDA and the EMA have each granted orphan drug designation to voxelotor for the treatment of SCD, we may apply for orphan drug designation for voxelotor in other jurisdictions or for other indications, or for other product candidates we may develop and pursue in the future. Applicable regulatory authorities may not grant us these additional designations. In addition, the exclusivity granted under any orphan drug designations that we have received from the FDA and the EMA, or may receive from any other regulatory authorities (if any), may not effectively protect voxelotor or any other product candidate we pursue from competition because different drugs can be approved for the same condition. For example, in the United States, even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior, or the FDA can approve a competitor application for the same drug for a different indication than the orphan drug designation. Any inability to secure or maintain orphan drug designation or the exclusivity benefits of this designation would have an adverse impact on our ability to develop and commercialize our product candidates. In addition, even if any orphan drug designations we receive are maintained, we may be unable to realize significant commercial benefits from these regulatory exclusivities for voxelotor (if approved) or any other product candidate we pursue.

Even if we receive regulatory approval for our lead product candidate voxelotor or any other product candidate that we may develop and pursue, we will be subject to ongoing regulatory obligations and scrutiny and may be subject to significant restrictions relating to product labeling, distribution or other post-marketing requirements.

Even if a product candidate such as voxelotor is approved, regulatory authorities may still impose significant restrictions on its indicated uses, approved labeling, distribution or marketing or may impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety or other drug related issues could result in delays or increased costs to assure compliance. If voxelotor or any other product candidates that we may develop are approved, at a minimum they will each be subject to current standard ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization voxelotor or any other product candidates. For example, the development of voxelotor for the prophylactic treatment of SCD in pediatric patients is an important part of our current business strategy, and if we are unable to obtain regulatory approval for this product candidate for the desired age ranges or other key labeling parameters, our business is likely to suffer.

In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMPs. For our lead product candidate voxelotor and any other product candidates we may pursue, we are wholly reliant on third party contract manufacturers for clinical as well as any commercial supplies of product candidates and products. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP requirements and must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities, and to comply with requirements concerning advertising and promotion for our products. In addition, we are subject to very rapid reporting obligations relating to any adverse events or serious adverse events relating to our product candidates and any approved products, if any. Our failure to report adverse events we become aware of within the prescribed timeframes could have serious negative consequences for our development programs, business and operations. In addition, any promotional communications or materials for prescription drugs are subject to a variety of complex legal and regulatory restrictions, including but not limited to consistency with the approved product’s approved label. Failure to obey these standard marketing requirements for any approved product (if any) could have serious negative consequences for our commercialization activities (if any), business and operations.

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

As a company, we have no experience with obtaining approval for, launching or commercializing any product candidates or products, or with complying with most of these complex ongoing regulatory requirements. It will take significant effort and management attention to address how to comply with these requirements in any jurisdiction for which we seek any product approval. Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity even if significant liabilities do not result. Any failure to comply with these complex ongoing regulatory requirements may significantly and adversely affect our ability to obtain approval for, launch, commercialize and generate revenues from voxelotor or any future product candidates. If we are subject to regulatory sanctions or if regulatory approval for our product candidates is withdrawn or limited, our business, prospects, financial condition and results of operations would be significantly harmed.

Risks Related to Our Reliance on Third Parties

We rely, and will continue to rely, on third parties to conduct some of our nonclinical studies and all of our clinical trials and also to perform other tasks for us. If these third parties perform in an unsatisfactory manner, it may harm our business.

We have relied upon and plan to continue to rely upon third-party CROs, including our CROs for our clinical trials of voxelotor, to monitor and manage data for some of our ongoing nonclinical studies and for all of our clinical programs. We rely on these parties for execution of these nonclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials are conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable cGMPs, cGCPs, and current good laboratory practices, or cGLPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, manufacturing facilities, nonclinical testing facilities and other contractors. If we or any of our CROs or other vendors fail to comply with applicable regulations, the data generated in our nonclinical studies and clinical trials may be deemed unreliable and the applicable regulatory authorities may require us to repeat or to perform additional nonclinical and clinical studies before approving our marketing applications, which would delay the regulatory review and approval process, perhaps significantly.

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

We rely entirely on third parties for the manufacturing of our lead product candidate voxelotor and for any other product candidates we may pursue for nonclinical studies and clinical trials, and we expect to continue to do so for any product commercialization. Our business could be harmed if any of those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality or quantity levels or prices.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture drug supplies for our ongoing and planned clinical trials of voxelotor or any additional clinical trials that we may conduct for voxelotor or any other future product candidates, and we expect to always lack the resources to manufacture any of our product candidates on a commercial scale. We rely, and expect to continue to rely, wholly on third-party manufacturers to produce our product candidates for our clinical trials, including our HOPE study, as well as for commercial manufacture if voxelotor (or any of our product candidates, if any) receives marketing approval. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay the clinical development and potential regulatory approval of our product candidates, which could harm our business and results of operations. We expect to rely on multiple third parties for the manufacture of commercial supplies of voxelotor or any other product candidates, if approved.

We may be unable to establish or maintain any agreements with third-party manufacturers for voxelotor or any other product candidates, or to do so on acceptable terms. Even if we are able to establish or maintain agreements with third-party manufacturers for voxelotor or any other product candidates, reliance on third-party manufacturers entails additional risks, including:

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

Our lead product candidate voxelotor and any future product candidates that we may develop may compete with other product candidates and marketed drugs for access to manufacturing facilities. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Although we currently have adequate supplies to conduct our ongoing clinical trials, if we are unable to enter into relationships with additional contract manufacturers, or our current or future contract manufacturers cannot perform as agreed, we may experience delays and incur additional costs in our clinical development and potential commercialization activities. Our current and anticipated future dependence upon others for the manufacturing of our product candidates and any marketed drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

If the contract manufacturing facilities on which we rely do not continue to meet regulatory requirements or are unable to meet our supply demands, our business will be harmed.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our lead product candidate voxelotor, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs, or similar regulatory requirements outside the United States. These regulations govern manufacturing processes and procedures, including recordkeeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production, seizures or voluntary recalls of product candidates or marketed drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect clinical or commercial supplies of voxelotor or any of our future product candidates.

Among other requirements, we or our contract manufacturers must supply all necessary documentation in support of an NDA or MAA seeking approval of a product candidate on a timely basis and must adhere to cGLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. Some of our contract manufacturers for voxelotor have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority pre-approval inspection or approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our lead product candidate voxelotor. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of voxelotor or any of our future product candidates or the associated quality systems. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with these complex regulatory requirements. If these manufacturers, facilities, records or systems do not pass pre-approval inspections and reviews, regulatory approval of voxelotor or any of our other future product candidates may never be granted or may be substantially delayed.

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

Because we rely on third parties to manufacture our lead product candidate voxelotor and to conduct other aspects of our clinical development activities, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, other forms of agreement with any collaborators, CROs, manufacturers and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets and confidential information may become known by our competitors, may inadvertently be incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or confidential information, or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

Risks Related to Our Intellectual Property

If we or our licensors are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our lead product candidate voxelotor and other product candidates that we may pursue may be impaired. Changes in patent policy and rules could impair our ability to protect our products and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

As is the case with other biopharmaceutical companies, our success depends in large part on our ability to obtain and maintain protection of the intellectual property, particularly patents, that we may exclusively license or own solely and jointly with others in the United States and other countries with respect to our product candidates and technology, including our lead product candidate voxelotor. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are and will remain highly uncertain. The patent examination process may require us or our licensors, licensees or collaboration partners to narrow the scope of the claims of our or our licensors’, licensees’ or collaboration partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. Our pending and future patent applications may not result in patents being issued that protect our lead product candidate voxelotor or any future product candidates, in whole or in part, or which effectively prevent others from commercializing competitive product candidates. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner, or by successful seeking to narrow or invalidate our patents or render them unenforceable. Our and our licensors’, licensees’ or collaboration partners’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.

We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Moreover, we may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize voxelotor or any future product candidates.

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

We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of our lead product candidate voxelotor or any future product candidates that we may develop.

We cannot assure that our lead product candidate voxelotor or any future product candidates that we may develop will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing voxelotor or any future product candidates that we may develop. We may additionally be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of voxelotor or any of our other product candidates.

We may in the future become party to, or be threatened with, adversarial proceedings or litigation against us regarding third party intellectual property rights with respect to voxelotor or our future product candidates, that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing a third party’s patents. We may also be required to indemnify parties with whom we have contractual relationships against such claims. If a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party to continue developing, manufacturing and marketing our product candidates and would most likely be required to pay license fees or royalties or both, that could be significant. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property licensed to us. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. Even if we are successful in defending against such claims, such litigation can be expensive, uncertain, and time consuming to litigate, and would divert management’s attention from our core business. Any of these events could harm our business significantly.

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

We jointly own certain patents and patent applications with third parties. In the absence of an agreement with each co-owner of jointly owned patent rights, we will be subject to default rules pertaining to joint ownership. Some countries require the consent of all joint owners to exploit, license or assign jointly owned patents, and if we are unable to obtain that consent from the joint owners, we may be unable to exploit the invention or to license or assign our rights under these patents and patent applications in those countries. For example, in 2015 we secured exclusive rights from the Regents of the University of California, or the Regents, for certain patents and patent applications that they jointly own with us related to our lead product candidate voxelotor and voxelotor analogs. Additionally, in the United States, each co-owner may be required to be joined as a party to any claim or action we may wish to bring to enforce these patent rights, which may limit our ability to pursue third party infringement claims.

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

Risks Related to Commercialization

Even if our lead product candidate voxelotor or any other product candidate that we may develop receives marketing approval, commercial success will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community and marketplace.

If our lead product candidate voxelotor or other product candidates that we may pursue receives marketing approval, the product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community and marketplace. If any approved product (if any) does not achieve an adequate level of acceptance, we may not generate significant revenue from drug sales and we may not become profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating the target indication, also provide incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of our product candidates may require significant resources and may never be successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a wide range of factors, including:

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, or the ACA, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, which is apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements under the federal Physician Payments Sunshine Act for drug manufacturers to report information related to payments and other transfers of value made to physicians and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	creation of the Independent Payment Advisory Board, which, if and when impaneled, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and

•	establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been many judicial and Congressional challenges to numerous aspects of the ACA, and the federal executive and legislative branches are actively seeking to replace the ACA with new federal legislation. There may also be federal and state regulatory changes that impact or repeal the ACA or healthcare programs, insurance coverage or reimbursement generally. These efforts have significantly increased uncertainty regarding the availability of healthcare programs, insurance coverage and reimbursement as a general matter as well as for our product candidates, and we cannot predict how these events will impact our business or operations. In the United States many patients with SCD participate in the Medicaid program, and the impact of uncertainty or changes relating to the ACA or healthcare programs, insurance coverage or reimbursement generally could be particularly significant for our SCD program if voxelotor is approved for use.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies and development candidates that may compete with our lead product candidate voxelotor for the potential treatment of SCD. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development, marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

If the market opportunities for our product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer. Our ability to successfully identify patients and acquire a significant market share will be necessary for us to achieve profitability and growth.

Our initial research and product development efforts are focused on the potential of our lead and initial product candidate to treat SCD. Our projections of both the number of people who have SCD, as well as the subset of people with SCD who have the potential to benefit from treatment with voxelotor, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of SCD. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability despite obtaining such significant market share.

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

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of our lead product candidate voxelotor, a key element of our strategy is to pursue, develop and commercialize a portfolio of products utilizing proprietary discovery and development technology. We are seeking to do so through our internal research programs and may also selectively pursue commercially synergistic in-licensing or acquisition of additional assets. With the exception of voxelotor, all of our other potential product candidates remain in the nonclinical development stage. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing our lead product candidate voxelotor.

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

The use of our product candidates, including our lead product candidate voxelotor, in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Because we have limited resources, we may forego or delay the pursuit of opportunities with programs or product candidates or for indications that later prove to have greater commercial potential than those we do pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates, including our lead product candidate voxelotor, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other partnering arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

Any collaboration arrangements that we might enter into in the future may not be successful, which could adversely affect our operations and financial condition.

We may seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of voxelotor and potential future product candidates. We may enter into these arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for our product candidates, both in the United States and internationally. To the extent that we decide to enter into collaboration agreements, we will face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for a product candidate, the costs and complexities of manufacturing and delivering a product candidate to patients, the potential of competing products, any uncertainty with respect to our ownership of technology, which can occur if there is a challenge to our ownership without regard to the merits of the challenge and industry and market conditions generally. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement, and we have not previously established our ability to undertake these activities successfully. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.

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

Our business strategy currently incorporates potential international expansion as we conduct our multi-national Phase 3 HOPE study of our lead product candidate voxelotor for the potential treatment of SCD inside and outside the United States, and plan to seek to obtain regulatory approval to and commercialize voxelotor in patient populations inside and outside the United States. If voxelotor is approved, we may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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

In addition, certain events have caused, and may cause or contribute to global financial crises, which have triggered and may in the future lead to extreme volatility and disruptions in the capital and credit markets. For example, in June 2016, the United Kingdom, or the U.K., held a referendum in which voters supported the exit of the U. K. from the EU (commonly referred to as “Brexit”), which could cause disruptions to and create uncertainty surrounding our business, including affecting our existing relationships with third parties that conduct some of our nonclinical studies and clinical trials and our ability to enter into new relationships with vendors and other third-party contractors, which could have an adverse effect on our business, financial results and operations. The referendum is non-binding, but if passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the EU, including the terms of trade between the U.K. and the EU. Brexit has already and could continue to adversely affect European and/or worldwide economic and market conditions and could continue to contribute to instability in the global financial markets. The measures could also adversely affect our ability to raise additional capital, potentially disrupt the markets in which we currently conduct and plan to conduct operations and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, changes in, and legal uncertainty with regard to, national and international laws and regulations may present difficulties for our clinical and regulatory strategy.

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

The market price of our common stock has experienced volatility since our initial public offering in August 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in, or the halting of, our nonclinical studies or clinical trials, including in our only clinical program, which is for our lead product candidate voxelotor for the treatment of SCD;

•	reports of adverse events in our clinical program for voxelotor for SCD, or other indications that we may pursue, or clinical trials of any other product candidates that we may develop;

•	any delay in filing an IND or NDA for our lead product candidate voxelotor or for any other product candidates that we may develop and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;

•	failure to develop successfully and commercialize our lead product candidate voxelotor or any other product candidates that we may develop;

•	adverse regulatory decisions affecting our lead product candidate voxelotor or any other product candidates we may develop;

•	inability to obtain additional funding;

•	failure to prosecute, maintain or enforce our intellectual property rights;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	changes in laws or regulations applicable to future products;

•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to enter into or perform under strategic collaborations;

•	failure to meet or exceed any financial projections that we or the investment community may provide;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock; and

•	the other risks described in this “Risk Factors” section.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 42.3% of our outstanding common stock as of October 31, 2017, based on the latest publicly available information.

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

We have broad discretion over the use of our capital resources consisting of cash and cash equivalents and short and long-term marketable securities. You may not agree with our decisions, and our use of our capital resources may not yield any returns to our stockholders. We expect to use our existing capital resources to continue the clinical development of voxelotor for the treatment of SCD, including our Phase 3 HOPE study and our ongoing Phase 2a clinical trial in SCD and planned clinical pharmacology studies, our other research and development activities including other clinical and nonclinical studies, and for working capital and general corporate purposes. Our failure to apply our capital resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these resources. Our stockholders will not have the opportunity to influence our decisions on how to use our capital resources.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We experienced an ownership change as a result of our IPO and an ownership change as a result of our follow-on offerings, however we do not believe that these ownership changes will significantly limit our ability to use these pre-change NOL carryforwards. We may experience subsequent shifts in our stock ownership, including as a result of our future follow-on offering, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

c)	Repurchases of Shares or of Company Equity Securities

During the three months ended September 30, 2017, we repurchased the following shares of common stock:

	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period
July 1, 2017 through July 31, 2017	—		$—	—	—
August 1, 2017 through August 31, 2017	124,106	(2)	$3.40	—	—
September 1, 2017 through September 30, 2017	—		$—	—	—

Total	124,106		$3.40	—	—

(1)	Under certain stock purchase agreements with employees, we have the right to repurchase common stock at the lower of fair value and the stockholders’ original purchase price, which right lapses according to individual vesting schedules.
(2)	Reflects 24,821 shares of common stock repurchased in connection with the forfeitures for performance-contingent awards as well as 99,285 shares of common stock repurchased in connection with the forfeitures for market-condition awards as disclosed in the Note 7, “Share-based Compensation” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the annual report on Form 10-K for the year ended December 31, 2016 filed with SEC on March 13, 2017.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index on the page prior to the signature page to this Quarterly Report on Form 10-Q for a list of the exhibits filed as part of this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws.	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

10.1	Change in Control Policy	8-K	8/1/2017	10.1

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Global Blood Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Blood Therapeutics, Inc.

Date: November 2, 2017	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2017	By:	/s/ Jeffrey Farrow
Jeffrey Farrow Chief Financial Officer (Principal Financial Officer)