Form 10-K
period 2017-12-31
Global Blood Therapeutics, Inc.
filed 2018-02-27
CIK 1629137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-37539

Global Blood Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-4825712
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

171 Oyster Point Boulevard, Suite 300 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 741-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Global Select Market

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,099,572,237 as of June 30, 2017 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2018, the registrant had 47,063,836 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders, to be filed subsequent to the date hereof with the Securities and Exchange Commission (SEC), are incorporated by reference into Part III of this report. Such proxy statement will be filed with the SEC not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

GLOBAL BLOOD THERAPEUTICS, INC.

2017 FORM 10-K ANNUAL REPORT

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K that are not statements of historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements regarding:

•	the timing and the success of the Phase 3 and the Phase 2a HOPE-KIDS 1 Study, our ongoing clinical trials of voxelotor in adult and adolescent patients with sickle cell disease, or SCD;

•	the timing and success of our additional clinical trials of voxelotor, including in pediatric patients with sickle cell disease, and of any other product candidates we may develop in our target indications;

•	our ability to enroll patients in our clinical trials at the pace that we project;

•	whether the results of our trials will be sufficient to support domestic or foreign regulatory approvals for voxelotor or any other product candidates we may develop in our target indications;

•	our ability to obtain, including under any expedited development or review programs, and maintain regulatory approval of voxelotor or any other product candidates we may develop;

•	our ability to advance any other programs through preclinical and clinical development, and the timing and scope of these development activities;

•	the limitations of current treatment options for SCD;

•	the benefits of the use of voxelotor or any other product candidates we may identify and develop;

•	our ability to successfully commercialize voxelotor or any other product candidates we may identify and pursue, if approved;

•	the potential market opportunity for, and rate and degree of market acceptance of, voxelotor or any other product candidates we may identify and pursue;

•	our ability to maintain, or to recognize the anticipated benefits of, orphan drug designation for GBT440 or to obtain orphan drug designation for any other product candidates we may identify and pursue in the United States, Europe or any other jurisdiction;

•	our ability to maintain, or to recognize the anticipated benefits of, access to accelerated development and review programs through the FDA, such as the fast track and breakthrough therapy programs, or through the EMA’s PRIME program, for voxelotor or any other product candidates we may identify and pursue.

•	our expectations regarding government and third-party payor coverage and reimbursement;

•	our ability to manufacture voxelotor in conformity with the FDA’s requirements and to scale up manufacturing of voxelotor to commercial scale;

•	our ability to successfully build a specialty sales force and commercial infrastructure;

•	our ability to compete with companies currently producing or engaged in the clinical development of treatments for the disease indications that we pursue;

ii

•	our reliance on third parties to conduct our clinical trials;

•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

•	our ability to retain and recruit key personnel;

•	our ability to obtain and maintain intellectual property protection for voxelotor or any other product candidates we may identify and pursue;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements, sufficiency of capital resources and our needs for or ability to obtain additional financing;

•	our financial performance;

•	developments and projections relating to our competitors or our industry; and

•	our ability to implement our strategic plans for our business and technology.

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

In this Annual Report on Form 10-K, unless the context requires otherwise, “GBT,” “Company,” “we,” “our,” and “us” means Global Blood Therapeutics, Inc.

iii

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company determined to discover, develop and deliver innovative treatments that provide hope to underserved patient communities. Our lead product candidate is voxelotor (previously known as GBT440), an oral, once-daily therapy that modulates hemoglobin’s affinity for oxygen, which we believe inhibits hemoglobin polymerization in sickle cell disease, or SCD.

We are currently evaluating voxelotor in SCD in a Phase 3 clinical trial in adult and adolescent patients with SCD. In addition, we are evaluating the safety and pharmacokinetics of single and multiple doses of voxelotor in a Phase 2a clinical trial of adolescent and pediatric patients with SCD, and in July 2017 we announced that we have expanded this open-label trial to include a new single-dose cohort in children aged 6-11. In December 2015, the Food and Drug Administration, or FDA, granted Fast Track Designation and Orphan Drug Designation for voxelotor for the treatment of SCD and in November 2016 voxelotor was granted Orphan Drug Designation in Europe for the treatment of SCD. In June 2017, the European Medicines Agency, or EMA, granted PRIME designation for voxelotor for the treatment of SCD. The PRIME program is a new regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need. In September 2017, the FDA granted Rare Pediatric Disease designation to voxelotor for the treatment of SCD. In January 2018, the FDA granted Breakthrough Therapy Designation to voxelotor for the treatment of SCD.

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

Current treatment options for SCD are limited to one approved therapy for adults known as hydroxyurea, one recently approved treatment for patients age five years and older called L-glutamine (marketed as EndariTM), blood transfusions and bone marrow transplantation. The utilization of these treatments is significantly limited, for hydroxyurea due to suboptimal efficacy and significant toxicity. As a result, patients with SCD continue to suffer serious morbidity and premature mortality.

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

Voxelotor’s therapeutic approach was inspired by the natural activity of fetal hemoglobin, or HbF. HbF is present during fetal development and in early infancy until it is replaced with adult hemoglobin, and has an inherently increased oxygen affinity that allows a fetus to extract oxygen from the mother’s blood. Typically, newborns with SCD do not experience RBC sickling until approximately six to nine months of age, after which HbF is usually no longer expressed. Additionally, it has been observed that rare individuals who have inherited both the HbS mutation as well as a gene deletion that allows them to continue to express 10% to 30% HbF in their RBCs into adulthood do not exhibit the clinical manifestations of SCD, despite expressing up to 90% sickled hemoglobin, or HbS in their blood. HbF dilutes the concentration of deoxygenated HbS that can participate in hemoglobin polymerization, and thereby significantly reduces the formation of hemoglobin polymers.

Voxelotor is a novel, proprietary investigational drug that increases hemoglobin’s affinity for oxygen by binding to the alpha-chain of hemoglobin. Voxelotor has been observed to keep a proportion of HbS in its oxygenated state so it cannot participate in polymerization. Similar to HbF, by diluting total HbS with a proportion of voxelotor-bound hemoglobin, voxelotor prevents hemoglobin polymer formation. Based on its mechanism of action, we believe that voxelotor can reduce the physical and clinical manifestations of SCD.

In December 2014, we initiated our randomized, placebo-controlled, double-blind, single and multiple ascending dose Phase 1/2 clinical study of voxelotor in healthy subjects and patients with SCD. The study was conducted in three parts: single dose administration, followed by multiple dose administration, daily for 15 days in healthy subjects and 28 days in SCD subjects, and then followed by multiple dose administration, daily for up to six months in SCD subjects. In this clinical trial, we evaluated the safety, tolerability, pharmacokinetics, and pharmacodynamics of voxelotor, as well as exploratory markers of SCD activity, including anti-hemolytic effects and SCD-related clinical effects. Among the 41 SCD subjects who received multiple doses of voxelotor (at doses of either 1000mg, 900mg, 700mg or 500mg per day) for 28 days up to six months, 100% of study subjects demonstrated a hematologic response to voxelotor therapy, as evidenced by improvements in one or more markers of hemolysis and anemia (hemoglobin, unconjugated bilirubin and/or percentage reticulocyte counts). In addition, all study cohorts showed marked reductions in irreversibly sickled cells in the peripheral blood from baseline, and, all study subjects treated for 90 days to up to six months showed sustained improvement in bilirubin and/or percentage reticulocyte counts, continued reductions in sickled RBCs and a median 1.0 g/dL increase in hemoglobin. In this clinical study, voxelotor was well tolerated through six months of dosing; the most common treatment-related adverse events were mild to moderate headaches and gastrointestinal disorders, which occurred in similar rates in the placebo arms.

In August 2016, we initiated our open-label, single- and multiple-dose Phase 2a clinical study of voxelotor in adolescent and pediatric patients with SCD that we refer to as the HOPE-KIDS 1 Study. In July 2017, we expanded this open-label trial to include a single-dose cohort in children aged 6-11. The HOPE-KIDS 1 Study is designed to evaluate the safety, tolerability, pharmacokinetics and exploratory treatment effect of voxelotor in a pediatric population (age 6 to 17) with SCD. The study is being conducted in two parts: the single-dose Part A portion includes two cohorts of patients who will receive a single oral dose of 600 mg of voxelotor. Cohort 1 is complete, with seven patients age 12 to 17 enrolled. Cohort 2 is complete with six patients age 6 to 11 enrolled. Part B will explore the safety of multiple doses of voxelotor administered to patients age 12 to 17 for 24 weeks. The doses being evaluated, 900 mg per day and 1500 mg per day, are consistent with those currently being administered in our ongoing Phase 3 clinical trial of voxelotor in adult and adolescent patients with SCD. Among the 13 SCD patients who received a single oral dose of 600 mg of voxelotor, 100% of the study patients demonstrated that voxelotor was well tolerated, with no serious or severe adverse events related to study drug observed. In addition, the pharmacokinetics and half-life of voxelotor were similar in adolescents (age 12 to 17) and adults, with results supporting once-daily dosing and a high specificity for hemoglobin. Among the 11 SCD adolescent patients who received multiple doses of voxelotor at 900 mg per day for whom data were available at

16 weeks, 55 percent of patients demonstrated a hematologic response to voxelotor therapy, as evidenced by improvements in one or more markers of hemolysis and anemia (hemoglobin, unconjugated bilirubin and percentage reticulocyte counts). In this clinical study, voxelotor was well tolerated; the most common treatment-related adverse events were mild to moderate headaches, nausea and rash.

Following discussions with the FDA that concluded successfully in October 2016, we have initiated a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of voxelotor in SCD that we refer to as the HOPE Study. The HOPE Study is designed to enroll up to approximately 400 adult and adolescent SCD patients, age 12 years and older, who have had at least one episode of vaso-occlusive crisis, or VOCs, in the previous year. The HOPE Study is being conducted in two parts: the initial Part A, which compares two dose levels of voxelotor (900 mg and 1500 mg) versus placebo, and will include up to 150 patients; followed by Part B, which will include 250 patients randomized to placebo or a dose of voxelotor selected based on the results of Part A. The main objectives of Part A are to select the optimal dose, define the final secondary endpoints for Part B and qualify the Patient Reported Outcome, or PRO, instrument. The primary efficacy endpoint of the HOPE Study is the proportion of patients who achieve a >1 g/dL increase in hemoglobin at 24 weeks of treatment compared to baseline. Key secondary efficacy endpoints include the effect of voxelotor on SCD symptom exacerbation, which will be measured by our PRO instrument, in addition to overall SCD symptoms as compared to placebo. We will also assess traditionally defined VOC as well as hospitalizations and red blood cell transfusions as secondary endpoints.

We believe there is a significant market opportunity in SCD. The U.S. Centers for Disease Control, or CDC, estimates the prevalence of SCD at approximately 100,000 individuals in the United States, where newborn screening is mandatory. It is estimated that the prevalence of SCD in Europe is approximately 60,000 individuals. The global incidence of SCD is estimated to be 250,000 to 300,000 births annually. One study estimates that in the United States, the average annual cost for the care of an adult patient with the most common genotype of SCD exceeds $200,000, and the cumulative lifetime costs exceed $8.0 million over an assumed 50-year lifespan, driven primarily by hospital admissions, physician fees, clinic and emergency department visits, and the costs of diagnostic procedures and outpatient consultations.

We own or jointly own and have exclusively licensed rights to our product candidates in the United States, Europe and other major markets. We are the sole owner of issued U.S. patents covering voxelotor, including its composition of matter, methods of use, and a polymorph of voxelotor. These issued patents covering voxelotor will expire between 2032 and 2035, absent any applicable patent term extensions. We own or co-own additional pending patent applications in the United States and multiple foreign countries relating to our lead product candidate voxelotor.

To execute on the opportunities presented by our research and development portfolio, we have assembled a team of employees, management and directors rich in scientific experience and capabilities in drug discovery, development and commercialization. Our management has a successful track record in developing and commercializing drug candidates. In aggregate, our management team has contributed to several drug approvals, including Avastin®, Herceptin®, Kaletra®, Kyprolis®, Ravicti® and Rituxan®. We intend to leverage this expertise and experience to rapidly advance the development of voxelotor for SCD and advance other product candidates. Beyond evaluating voxelotor in SCD, we are also engaged in other research and development activities, all of which are currently in the pre-clinical phase. In addition, we regularly evaluate opportunities to in-license, acquire or invest in new business, technology or assets or engage in related discussions with other business entities.

Our Development Pipeline

The following table summarizes our development programs, potential indications, and their current stages of development:

We were previously conducting two Phase 2a clinical trials of voxelotor for the potential treatment of idiopathic pulmonary fibrosis (IPF), which is a hypoxemic pulmonary disorder. We also conducted a Phase 1 study called Basecamp in healthy volunteers, which was intended to support our understanding of voxelotor’s effects on hypoxemia and complement our Phase 2a program in IPF. In October 2017, based upon the totality of the data we obtained from the two Phase 2a clinical studies and Basecamp study we decided to halt further development of voxelotor for the potential treatment of IPF. While the results re-affirmed our confidence in the mechanism of action of voxelotor in SCD, the data from the IPF proof-of-concept studies did not demonstrate sufficient overall clinical benefit to justify continuing the program in IPF.

Voxelotor for the Treatment of Sickle Cell Disease

We are developing our lead product candidate voxelotor as a once-daily, oral therapy for patients with SCD. We are investigating voxelotor’s potential to inhibit the abnormal polymerization of hemoglobin, which is the underlying mechanism of RBC, sickling and leads to the associated complications that characterize SCD. We have designed a clinical program for voxelotor targeted at the treatment of adults, adolescents, children and infants across all SCD genotypes. In December 2014, we initiated our first clinical trial of voxelotor, a Phase 1/2 study in which we evaluated voxelotor in both healthy subjects and SCD subjects. In November 2016, we initiated our on-going multi-national Phase 3 clinical trial of voxelotor in adult and adolescent subjects with SCD, which we have named the HOPE Study. In addition, we are evaluating the safety and pharmacokinetics of single and multiple doses of voxelotor in a Phase 2a clinical trial of adolescent and pediatric patients with SCD, and in July 2017 we announced that we have expanded this open-label trial to include a new single-dose cohort in children aged 6-11.

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

Market Opportunity in SCD

The CDC estimates the prevalence of SCD at approximately 100,000 individuals in the United States, where newborn screening is mandatory. The incidence of SCD is estimated at approximately 1 in 2,000 to 2,500 newborns in the United States. It is estimated that the prevalence of SCD in Europe is approximately 60,000 individuals. The global incidence of SCD is estimated to be 250,000 to 300,000 births annually. SCD is concentrated in populations of African, Middle Eastern and South Asian descent.

Of SCD patients in the United States, approximately 45% are under the age of 18, and approximately 60% to 65% have the HbSS genotype, which is often referred to as sickle cell anemia, with the remaining 35% to 40% having other genotypes. In all genotypes of SCD, the mechanism that leads to the consequences of the disease involves the polymerization of HbS in its deoxygenated state, which results in RBC sickling. We believe that because of this common underlying mechanism, voxelotor may show activity across all SCD genotypes. Our Phase 3 HOPE Study is enrolling SCD patients with all genotypes of SCD.

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

Current Treatment Options and Their Limitations

SCD remains a significant unmet medical need. The first drug approved to treat SCD, known as hydroxyurea, which was initially approved as a chemotherapy drug, was approved by the FDA in 1998 for the treatment of sickle cell anemia in adults with 3 or more painful crises per year. Hydroxyurea is currently the only drug approved for SCD, and it is not approved for pediatric SCD patients in the United States. The use of hydroxyurea is significantly limited by its side effect profile, variable patient responses and concerns regarding long-term toxicity. Hydroxyurea’s side effects include impairment of fertility, suppression of white blood cells, or neutropenia, and suppression of platelets, or thrombocytopenia, which place patients at risk for infection and bleeding. In July 2017, the FDA approved L-glutamine oral powder for patients age five and older with SCD to reduce severe complications associated with the disorder. In January 2018, Emmaus Life Sciences, Inc., the marketer for EndariTM (L-glutamine oral powder) announced that the product is now available to patients.

In addition to hydroxyurea treatment and L-glutamine, transfusions with normal blood are an option to help alleviate anemia, which is a common symptom of SCD, and reduce sickling of RBCs. Blood transfusions have a number of limitations, including the expense of treatment, lack of uniform accessibility and risks ranging from allergic reactions to serious complications such as blood-borne infection and iron overload, which can cause organ damage. The only potentially curative treatment currently available for SCD patients is bone marrow transplantation, which requires a suitable matching donor and carries significant risks, including an approximately 5% mortality rate. Despite the current standard of care, including hydroxyurea, blood transfusion and palliative therapy for acute pain attacks, patients with SCD continue to suffer serious morbidity and premature mortality.

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

Overview of Hemoglobin Biology and Voxelotor’s Mechanism of Action

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

We have demonstrated in preclinical models that our novel hemoglobin modifiers, including voxelotor, bind to hemoglobin, resulting in increased oxygen affinity. The effect of voxelotor on the measured OEC (Oxygen Equilibrium Curve) is a shift of the curve to the left. In other words, at a given prevailing oxygen tension in the blood, we have observed a higher percentage of oxygen saturation, or a higher proportion of oxyhemoglobin in the blood, following the administration of voxelotor.

In various studies of SCD, scientists have demonstrated that hemoglobin in the oxygenated state is a potent inhibitor of HbS polymerization. Since HbS polymerization occurs in the deoxygenated state, we believe that increasing the proportion of oxyhemoglobin, or “left-shifting” the OEC, should delay the polymerization of HbS and prevent the sickling of RBCs, which may ameliorate many, of the clinical manifestations of SCD. Importantly, we are able to measure the proportion of hemoglobin modification (%HbMOD), which is expressed as the percentage of hemoglobin molecules occupied or bound by voxelotor.

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

Based on these observations, we believe that to delay polymerization of HbS, voxelotor would need to bind to only approximately 10% to 30% of the total hemoglobin in a patient’s blood. One theoretical concern regarding increasing the affinity of hemoglobin for oxygen is that excessive oxygen affinity could prevent hemoglobin from releasing oxygen into the tissues, thus causing hypoxia. However, based on HbF data, our animal toxicology studies, and our clinical studies, we believe our target modification of the total hemoglobin in a patient’s blood would not adversely compromise oxygen delivery to the tissues.

Phase 1/2 Clinical Trial of Voxelotor

In December 2014, we initiated our first clinical trial of voxelotor, a randomized, placebo-controlled, double-blind, single and multiple ascending dose study in which we evaluated the safety, tolerability, pharmacokinetics and pharmacodynamics of voxelotor in both healthy subjects and patients with SCD. We refer to this Phase 1/2 clinical study as the GBT440-001 study. This clinical study was conducted at Quintiles Drug Research Unit at Guy’s Hospital in London, United Kingdom, and was conducted in three parts, as shown in Figure 1 below: Part A (single dose administration), Part B (multiple dose administration, daily for 15 days in healthy subjects and 28 days in SCD subjects), and Part C (multiple dose administration, daily for 90 days in SCD subjects). An extension study for patients in Part C to dose some patients for up to 6 months is referred to as GBT440-024. We evaluated voxelotor’s ability to prevent the hemolysis or destruction of RBCs in SCD subjects primarily by measuring the blood levels of hemoglobin, bilirubin and reticulocyte counts. We also measured LDH as an additional marker of hemolysis; however it is generally more variable and nonspecific because it is released from tissues other than RBCs and does not measure extravascular hemolysis which is the primary hemolytic mechanism in SCD. In this clinical trial, we also evaluated the effect of voxelotor on morphologic sickling of RBCs. We believe that findings of decreased hemolysis and anti-sickling activity provide evidence of inhibition of sickle hemoglobin polymerization, which may translate into improved symptoms, reduction in clinical events (such as VOC) and reduced organ damage due to RBC sickling.

Figure 1 – Study Design of our Phase 1/2 Clinical Trial of Voxelotor

Overall, a total of 370 subjects, including 283 healthy subjects (including subjects with renal or hepatic impairment) and 53 adult SCD subjects and 28 adolescent subjects with SCD (12 to 17 years of age), and 6 pediatric subjects with SCD (6 to 11 years of age) have been administered single or multiple doses of voxelotor across 15 GBT-sponsored clinical studies. Subjects received single or multiple doses of voxelotor (up to 15 days in healthy subjects, and up to 180 days in subjects with SCD). The studies included 2 Phase 1/2 studies in healthy subjects and subjects with SCD (GBT440-001 and its extension study GBT440-024), 1 Phase 2a study in pediatric participants with SCD (GBT440-007), and 12 clinical pharmacology studies. The most commonly reported adverse events, or AEs, regardless of treatment causality, across SCD subjects included mild or moderate headache, back pain, pain, diarrhea, pain in extremity and rash. All events of diarrhea were mild. Most of these events resolved without treatment and are easily monitored. Of these events, treatment-emergent adverse event were diarrhea, headache and rash. Some subjects with SCD experienced acute painful sickle cell crisis, which was thought to be related to underlying SCD, and not to voxelotor.

In our Phase 1/2 clinical study, we had no drug-related serious adverse events, or SAEs, reported. A total of 16 SAEs (12 from adult subjects and 4 from adolescent subjects), each of which were assessed to be not related to study drug, were reported in SCD subjects.

Among the 41 SCD patients who received multiple doses of voxelotor (at doses of either 500 mg, 700 mg, 900 mg, or 1000 mg per day) in our Phase 1/2 clinical study for 28 days up to six months, 100% of study subjects demonstrated a hematologic response to voxelotor therapy, as evidenced by significant improvement in one or more clinical markers of hemolysis and anemia (hemoglobin, unconjugated bilirubin and/or percentage reticulocyte counts). In addition, all study cohorts showed marked reductions in irreversibly sickled RBCs in the peripheral blood from baseline, and all study subjects treated for 90 days up to six months showed sustained improvement in bilirubin and/or percentage of reticulocyte counts, continued reductions in sickled RBCs and a median 1.0g/dL increase in hemoglobin. There was no evidence of tissue hypoxia; trends to erythropoietin reductions and the reduction in reticulocyte counts were consistent with an improvement in tissue oxygen delivery; oxygen delivery to tissues at rest and during exercise was normal.

The tables below show that SCD subjects in our Phase 1/2 study who were treated for 90 days to six months with voxelotor showed a durable and significant hemoglobin increase as compared to placebo. In addition, SCD subjects in this study showed sustained improvements in bilirubin level as well as counts of reticulocyte and irreversibly sickled cells, and a greater increase in hemoglobin than at day 28.

Durable Effect: Significant Hemoglobin Increase Maintained with Dosing for 3-6 Months

	Cohort 16 (700 mg x 90 d) (N = 6)	Cohort 17 (900 mg x 3-6 mo) (N = 7)	Total patients treated (N = 13)	Placebo (pooled across all Cohorts) (N = 14)	P Value for voxelotor vs placebo
Median change to end of treatment (25th and 75th percentile)	1.1 g/dL (0.6, 1.3)	1.0 g/dL (0.8, 1.3)	1.0 g/dL (0.7, 1.3)	-0.1 (-0.3, 0.2)	<0.001
Proportion of patients with > 1 g/dL increase	50%	43%	46%	0	0.006

All Patients Dosed with Voxelotor Showed A Reduction in Hemolysis, Reticulocytes, and Sickled Cells

Change from baseline to end of treatment (median, 25th and 75th percentile)	Cohort 16 700 mg (n = 6)	Cohort 17 900 mg (n = 7)	Total patients treated (n = 13)	Placebo (pooled across all Cohorts) (N = 14)	P Value for voxelotor vs placebo
Unconjugated bilirubin (%)	-37.2 (-43.4, -23.7)	-42.9 (-61.8, -32.8)	-39.7 (-49.9, -32.2)	2.0 (-19.9, 11.8)	<0.001
Lactate dehydrogenase (%)	0.8 (-14.7, 1.1)	-51.4 (-58.1, -12.5)	-12.9 (-51.4, 0.9)	-2.9 (-9.1, -1.1)	ns
% Reticulocytes (%)	-21.0 (-32.9, -18.1)	-15.0 (-35.4, 1.8)	-18.5 (-32.9, -12.6)	9.0 (0.8, 13.3)	0.002
Dense RBCs (%)	-35.5[a] (-56.5, -1.4)	-28.6[b] (-41.9, 15.0)	-28.6[c] (-50.0, 15.0)	1.9[b] (-5.3, 4.0)	ns
Irreversibly sickled cells (%)	-72.0 (-78.7, -60.8)	-79.7[b] (-87.5, -70.0)	-76.6[d] (-83.6, -63.0)	9.7 (-2.7, 18.6)	<0.001

aData available for n=4  bData available for n=5  cData available for n=0  dData available for n=11 ns: not significant

Figure 2: Peripheral Blood Smear of a Voxelotor-Treated Subject at Baseline (Day -1) and Day 90

Representative images from Voxelotor-treated subject

Day 1	Day 90 (Voxelotor 700 mg)

We believe the expanding clinical evidence demonstrating that voxelotor was well tolerated up to 6 months of dosing and that voxelotor inhibits irreversibly sickled cells, improves hemolytic anemia, and reduces RBC damage continues to support the potential for voxelotor to serve as a disease-modifying therapy for SCD.

HOPE – KIDS 1 Study

In August 2016, we initiated our open-label, single and multiple-dose Phase 2a clinical study of voxelotor in adolescent and pediatric patients with SCD which we refer to as the HOPE-KIDS 1 Study. As shown below in Figure 3, this ongoing study is being conducted in two parts, Part A: single dose of voxelotor at 600 mg in pediatric patients (6 to 11 years) and adolescents (12 to 17 years) and Part B: multiple doses of voxelotor at 2 dose levels, 900 mg/d and 1500 mg/d for 24 weeks in adolescents (approximately 12 patients at each dose). Part A pharmacokinetics, or PK, data in adolescents was previously reported at the 2017 European Hematology Association Congress and demonstrated that the PK and half-life of voxelotor were similar in adolescents and adults with results supporting once-daily dosing. Part A data for pediatric patients (6 to 11 years) was presented at the 2017 American Society of Hematology Annual Meeting, or ASH. Voxelotor PK exposures were higher in children compared with adolescents and adults, which informs dose selection for future pediatric studies in children under 12 years of age. The primary objective of Part B is to assess the effect of voxelotor on anemia. Secondary objectives include effect on clinical measures of hemolysis, PK (PK parameters determined using population PK analysis), daily SCD symptoms as measured by Total Severity Score, or TSS, using a PRO measure and safety.

Figure 3 – Study Design of our Phase 2a Clinical Trial of Voxelotor

In December 2017 at ASH, we presented data from the 900 mg Part B portion of the HOPE-KIDS 1 Study for patients that had received 16 weeks of voxelotor treatment. The median age of the patients was 13 years, 92% were on hydroxyurea and 59% had no VOCs in the prior year. Despite the majority of patients being on hydroxyurea, 55% of the patients achieved a hemoglobin response greater than 1 g/dl at week 16. Other clinical measures of hemolysis also improved concordantly; median reduction in reticulocytes and unconjugated bilirubin were 11% and 40% respectively, consistent with the results previously reported in SCD adults treated with voxelotor. Additionally, 10 out of 12 patients showed a reduction in TSS as measured by the PRO from baseline to week 16 of treatment with a 94% median reduction in TSS from baseline. From a safety and tolerability perspective, 900 mg of voxelotor was well tolerated up to 24 weeks of dosing. There were no drug related SAEs and the drug-related AEs were deemed mild to moderate with the exception of one grade 3 rash (which did not recur with continued dosing). There were no study discontinuations due to AEs.

Phase 3 HOPE Study of Voxelotor

The HOPE Study is a randomized, double-blind, placebo-controlled, multi-national, Phase 3 clinical trial enrolling up to approximately 400 adult and adolescent SCD patients age 12 and older who have had at least one episode of VOC in the previous year (see Figure 4). The HOPE Study is being conducted in two parts: the initial Part A, which will compare two dose levels of voxelotor (900 mg and 1500 mg) versus placebo, and will include up to 150 patients; followed by Part B, which will include 250 patients randomized to placebo or a dose of voxelotor selected based on the results of Part A. The main objectives of Part A are to select the optimal dose for Part B, define the final secondary endpoints for Part B and qualify the PRO instrument. The primary efficacy endpoint of the HOPE Study is the proportion of patients who achieve a >1 g/dL increase in hemoglobin at 24 weeks of treatment compared to baseline. Our discussions with the FDA have focused on a path-way to full approval based on the HOPE Study, by meeting the primary and at least one key secondary endpoint, although achieving this outcome will depend in large part on the data and results obtained from the study itself. Key secondary efficacy endpoints include the effect of voxelotor on SCD symptom exacerbation, which will be measured by our PRO instrument, in addition to overall SCD symptoms as compared to placebo. The PRO is administered on a hand-held electronic device, and is designed to capture the full range of daily SCD symptoms. The HOPE Study will also assess traditionally defined VOC as well as hospitalizations and red blood cell transfusions as secondary endpoints.

Figure 4: Phase 3 HOPE Study Design

We are conducting the Phase 3 HOPE Study at leading SCD sites around the globe, enrolling adults and adolescents with SCD who have had at least one episode of VOC in the previous year. The HOPE Study was initiated in December 2016 and we anticipate announcing top-line Part A results in the first half of 2018 and receipt of top-line data results in the first half of 2019.

European Union Regulatory Path for Voxelotor

We are engaged in discussions with European regulatory authorities to define the future development plan for voxelotor. The objectives of these regulatory interactions include discussion of study design for additional clinical trials, trial endpoints and the development of voxelotor in other patient populations, including pediatrics.

In November 2016, the European Commission, or EC, granted Orphan Drug Designation status in the European Union, or EU, for voxelotor for the treatment of SCD. In June 2017, the European Medicines Agency, or EMA, granted PRIME designation for voxelotor for the treatment of SCD. The PRIME program is a new regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently depend on third-party contract manufacturing organizations, or CMOs, for all of our requirements of raw materials, drug substance and drug product for our nonclinical research and our ongoing clinical trials of our lead product candidate voxelotor. We have not entered into long-term commercial manufacturing agreements with our current CMOs. We intend to continue to rely on CMOs for later-stage development and commercialization of voxelotor, as well as the development and commercialization of any other product candidates that we may identify. Although we rely on CMOs, we have personnel and third-party consultants with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

We believe the synthesis of the drug substance for voxelotor is reliable and reproducible from readily available starting materials, and the synthetic routes are amenable to large-scale production and do not require unusual equipment or handling in the manufacturing process. We have obtained an adequate supply of the drug substance for voxelotor from our CMOs to satisfy our immediate clinical and nonclinical demands. We have implemented improvements to our drug substance manufacturing process to further ensure production capacity adequate to meet future development and potential commercial demands.

We have completed development for a solid oral formulation of a tablet form of voxelotor as well as a pediatric dispersible tablet formulation of voxelotor.

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

Patents

Our patent portfolio includes multiple issued U.S. patents, as well as multiple U.S. and foreign patent applications in various stages of prosecution or allowance. Our primary patents and patent applications relate to our general HbS intellectual property portfolio, which includes our lead product candidate voxelotor and its development program.

Our HbS intellectual property portfolio is comprised of multiple patent families of patents and patent applications relating to voxelotor and/or analogs that inhibit Hb polymerization. These patent families include patents and patent applications specifically related to our lead product candidate voxelotor covering certain compositions of matter, methods of use, method of manufacture, formulations, and polymorphs of voxelotor, as well as certain compositions of matter, methods of use, method of manufacture, formulations, and polymorphs. These patent applications are pending in a variety of jurisdictions, including the United States, jurisdictions under the Patent Cooperation Treaty and other countries.

With regard to voxelotor specifically, we are the sole owner of issued U.S. patents covering voxelotor, including its composition of matter, methods of use and a polymorph of voxelotor. These issued U.S. patents covering voxelotor will expire between 2032 and 2035, absent any applicable patent term extensions. Any patents that may issue from our pending patent applications relating to voxelotor in the United States or from corresponding foreign patent applications, if issued, are expected to expire between 2032 and 2037, absent any applicable patent term extensions. Some of these pending patent applications are jointly owned by us and Regents of the University of California, or the Regents, as described below.

Our other patents in our HbS intellectual property portfolio are comprised of additional issued U.S. patents covering voxelotor analogs. These patents, and any patents that may issue from our pending patent applications relating to voxelotor analogs in the United States or from corresponding foreign patent applications, if issued, are currently expected to expire between 2032 and 2034, absent any applicable patent term extensions. Some of these pending patent applications are jointly owned by us and the Regents, as described below.

In addition, we have exclusively licensed from the Regents worldwide patent rights covering voxelotor and certain voxelotor analogs, some of which patent rights we jointly own with the Regents. In exchange for our exclusive license, we have agreed to pay a royalty to the Regents of less than 1% on future net sales and to use commercially reasonable efforts to develop, manufacture, market and sell the products covered by the licensed patents. The risks associated with joint ownership of patent rights are more fully discussed under “Risk Factors-Risks Related to Our Intellectual Property.”

Beyond our HbS intellectual property portfolio, we own other issued U.S. patents, seek to obtain additional issued patents, and file patent applications relating to our other research and development programs over time.

Patent term

The base term of a U.S. patent is 20 years from the filing date of the earliest-filed non-provisional patent application from which the patent claims priority, assuming that all maintenance fees are paid. The term of a U.S. patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the USPTO the extent of which is offset by delays by the patent owner before the USPTO in obtaining the patent. In some cases, the term of a U.S. patent is shortened by a terminal disclaimer that reduces its term to that of an earlier-expiring patent. The term of a U.S. patent may be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, to account for at least some of the time the drug is under development and regulatory review after the patent is granted. With regard to a drug for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of the term of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved drug, an FDA-approved method of treatment using the drug and/or a method of manufacturing the FDA-approved drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the FDA approval of the drug. Some foreign jurisdictions, including Europe and Japan, have analogous patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency. In the future, if our lead product candidate voxelotor or any other product candidates receive FDA approval, we would expect to apply for patent term extension on patents, if issued, covering those products, their methods of use and/or methods of manufacture.

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

Sales and Marketing

We intend to begin building a commercial infrastructure in the United States prior to New Drug Application submission to ensure that a commercial team is in place at the time of potential FDA approval. Approximately 100,000 Americans have been diagnosed with SCD and 80% of those living with SCD reside in 17 states. Many SCD patients receive care from a hematologist or another sickle cell care provider. Thus, the US commercial market for SCD is highly concentrated both in terms of geography and prescribing audience. We expect to be able to efficiently support the commercial launch of voxelotor by building our own targeted commercial organization including internal sales personnel, key payer account management, marketing and distribution support. We plan to also build a patient support program to support commercial launch.

We are considering building additional capabilities that may be necessary to effectively support the commercialization of voxelotor outside of the United States. These capabilities will likely focus on a limited number of core European markets, where SCD is prevalent. Where appropriate, we may also utilize strategic partners, distributors or contract sales forces to expand the commercial availability of voxelotor. We currently do not expect that we will require large pharmaceutical partners for the commercialization of our product candidates, although we may consider partnering in certain territories, New Molecular Entities, or NMEs, or indications for other strategic purposes. We intend to evaluate our commercialization strategy as we advance our preclinical programs in other rare disease indications.

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

In the area of SCD, we expect to face competition from the two currently FDA approved treatments: hydroxyurea (marketed as DROXIA or Hydrea by Bristol-Myers Squibb Company as well as in generic form), approved for reducing the frequency of painful crises and need for blood transfusions in patients with sickle cell anemia for the treatment of adults with SCD and EndariTM (marketed by Emmaus), approved for the reduction of acute complications of sickle cell disease in patients age five years and older. Several companies are also developing product candidates for chronic treatment in SCD. Novartis AG is engaged in the clinical development of crizanlizumab, an anti-P-selectin monoclonal antibody and is expected to file for FDA approval by the end of 2018. Sancilio has announced they will be initiating a phase 3 trial in 2018 for AltemiaTM (SC411), docosahexaenoic acid. Several other agents are in early clinical trials investigating new mechanisms of action for the chronic treatment of SCD. We also expect to face competition from one-time therapies for patients with severe SCD, including hematopoietic stem cell transplantation, gene therapy and gene editing. For example, bluebird bio, Inc. is currently engaged in the clinical development of LentiGlobin BB305, which aims to treat SCD by inserting a functional human beta-globin gene into the patient’s own hematopoietic stem cells, or HSCs, ex vivo and then transplanting the modified stem cell into the patient’s bloodstream. While not directly competitive with preventative agents like voxelotor, several agents are also in development for the acute treatment of SCD crises including rivipansel, being developed by Pfizer Inc.

Some of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Our product candidates must be approved by the FDA through the New Drug Application, or NDA, process before they may be legally marketed in the United States. The process generally involves the following:

•	completion of extensive nonclinical studies in accordance with applicable regulations, including the FDA’s GLP regulations;

•	submission to the FDA of an Investigational New Drug, or IND, application, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices, or GCPs, and other clinical-trial related regulations to establish the safety and efficacy of the investigational drug for each proposed indication;

•	submission to the FDA of an NDA, for a new drug;

•	a determination by the FDA within 60 days of its receipt of an NDA whether to accept it for filing and review;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with current good manufacturing practices, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	potential FDA audit of the nonclinical and/or clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

The nonclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for any of our product candidates, including voxelotor, will be granted on a timely basis, or at all. The data required to support an NDA are generated in two distinct development stages: nonclinical and clinical. The nonclinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing in humans. As the drug sponsor, we must submit the results of the nonclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans, and must become effective before human clinical trials may begin.

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

As the drug sponsor, we must submit progress reports detailing the results of the clinical trials and other information at least annually to the FDA, as well as written IND safety reports to the FDA and the study investigators for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing suggesting a significant risk to humans exposed to the drug and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must include methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA is typically accompanied by a user fee (adjusted on an annual basis). According to the FDA’s fee schedule, effective through September 30, 2018, the user fee for an NDA is approximately $2.4 million. PDUFA also imposes an annual prescription drug product program fee for human drugs ($304,000). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business having fewer than 500 employees. Additionally, an application for a product that has been designated as a drug for a rare disease or condition (referred to as an orphan drug) under section 526 of the Federal Food, Drug, and Cosmetic Act is not subject to an application fee unless the application includes an indication for other than a rare disease or condition. Voxelotor for the treatment of sickle cell disease has been granted orphan drug designation by the FDA and by the European Commission.

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

United States Orphan drug designation

We were granted orphan drug designation for voxelotor for the treatment of SCD by the FDA in 2015. Under the Orphan Drug Act in the United States, the FDA may grant orphan designation to a drug product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States (or more than 200,000 individuals in the United States in limited circumstances). Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but does confer other potential development and commercialization benefits as described below.

If we submit an NDA seeking approval for voxelotor for the treatment of sickle cell disease, this NDA submission should qualify for the orphan user fee exemption from the PDUFA application fee. In addition, we should qualify for additional incentives, including tax credits for qualifying clinical trials, and may also qualify for a substantial period of market exclusivity. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, or by providing a major contribution to patient care. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product for a different indication than that for which the orphan product has exclusivity. A competitor could also block the approval of one of our products for seven years by obtaining orphan product exclusivity for the same product (or a competitor product that contains our product candidate) for the same indication we are seeking (although we are not aware that any competitor is seeking to develop voxelotor for sickle cell disease alone or as part of a competitor’s product). If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union, or EU, has similar, but not identical, requirements and benefits.

Expedited development and review programs

In addition to the US orphan drug designation, our product candidate voxelotor has received a Fast Track designation from the FDA for the potential treatment of sickle cell disease. The FDA’s Fast Track program is intended to expedite or facilitate the process for reviewing new drugs that are intended to treat a serious or life threatening condition, where nonclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to both the product and the specific indication for which it is being studied.

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

Additionally, our product candidate voxelotor has received a breakthrough therapy designation from the FDA for the potential treatment of sickle cell disease. The benefits of breakthrough therapy designation include the same benefits as a Fast Track designation, in addition to intensive guidance from FDA to ensure an efficient drug development program. Fast Track designation, priority review, accelerated approval and breakthrough designation do not change the standards for approval but may expedite the development or approval process.

Pediatric information

Our product candidate voxelotor has also received a Rare Pediatric Disease designation from the FDA for the potential treatment of SCD. The FDA defines a rare pediatric disease as a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals age 18 years or younger, and is a rare disease that impacts fewer than 200,000 individuals in the United States. The Rare Pediatric Disease designation provides incentives to advance the development of rare disease drugs and biologics. Additionally, the FDA’s Rare Pediatric Disease Priority Review Voucher Program states that a sponsor with a Rare Pediatric Disease designation who receives an NDA or Biologic License Application (BLA) approval for a rare pediatric disease may be eligible for a voucher that can be redeemed to obtain priority review for any subsequent marketing application.

Under the Pediatric Research Equity Act, as amended, an NDA or supplement to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration is required to submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or, if there is no end-of-Phase 2 meeting as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

Post-marketing requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, monitoring and recordkeeping activities, reporting of adverse experiences and complying with complex promotion and advertising requirements, which include restrictions on promoting drugs for uses or for patient populations for which the drug was not approved (known as “off-label use”), and limitations on industry-sponsored scientific and educational activities and on interactions with healthcare providers. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use of these materials, and may be required to be reviewed in advance in certain circumstances such as a new product launch. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the pharmaceutical company may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require additional data or the conduct of additional nonclinical studies and clinical trials.

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

Moreover, although as a drug manufacturer we would not submit claims directly to payors, drug manufacturers can be held liable under the federal False Claims Act, which prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and the potential implication of various federal criminal statutes.

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

The failure to comply with any of these laws or regulatory requirements subject firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the voluntary recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

United States patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of the FDA approval of any of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the patent term extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves any application for patent term extension or restoration. In the future, we may apply for restoration of patent term for our voxelotor product candidate, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Marketing exclusivity provisions under the Federal Food, Drug, and Cosmetic Act provide a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. So far as we are aware, voxelotor would qualify as a new chemical entity under these provisions. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator who holds the NDA for the active agent.

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

European Union drug development, Orphan Drug and PRIME designations

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

In November 2016, the European Commission, acting on a positive recommendation from the Committee for Orphan Medicinal Products, or COMP, of the European Medicines Agency, or EMA, designated voxelotor as an orphan medicinal product for the treatment of sickle cell disease. Orphan drug status in the EU has similar, but not identical, requirements and benefits to US orphan drug status, including 10 years of marketing exclusivity from the approval of the marketing application, designated product-specific consultation by the EMA, and certain reductions or exemptions in regulatory fees.

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

The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines, and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. This mandatory Centralized Procedure applies in the case of voxelotor for sickle cell disease, in light of the 2016 designation of voxelotor as an orphan medicinal product for the treatment of sickle cell disease.

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

In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In November 2016 we were granted orphan drug designation in the EU for voxelotor for the potential treatment of SCD.

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

Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations, as well as the level of reimbursement such third-party payors provide for our products. Patients and providers are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. In the United States, no uniform policy of coverage and reimbursement for drug products exists, and one payor’s determination to provide coverage and adequate reimbursement for a product does not assure that other payors will make a similar determination. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. The coverage determination process is often time-consuming and costly and is likely to require us to provide scientific and clinical support for the use of our product candidates to each payor individually, with no assurance that coverage and adequate reimbursement will be obtained.

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of

Medicaid rebates to Medicaid managed care plans, and mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, the ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP, and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, creating a new methodology by which rebates are calculated for drugs that are inhaled, infused, instilled, implanted or injected, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits (phased-in by 2014). Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Parts A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we obtain marketing approval. Any negotiated prices for any of our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our drug candidates, if any such drug or the condition that they are intended to treat are the subject of such research. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s drug could adversely affect the sales of our drug candidate. If third-party payors do not consider our drugs to be cost-effective compared to other available therapies, they may not cover our drugs after approval as a benefit under their plans or, if they do, the level of payment or utilization may not be sufficient to allow us to sell our drugs on a profitable basis.

In recent years, additional laws have resulted in direct or indirect reimbursement reductions for certain Medicare providers, including:

•  The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2025 unless additional Congressional action is taken.

•  The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

In many foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products, for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved.

US Healthcare Reform

The ACA has had a significant impact on the healthcare industry. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the “individual mandate. However, the new presidential administration has indicated that enacting changes to the ACA is a legislative priority, and has discussed repealing and replacing or amending the ACA. While Congress has not passed repeal legislation to date, the 2017 Tax Reform Act includes a provision repealing the individual mandate, effective starting in 2019. In addition, in 2017 President Trump signed executive orders directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and terminated the cost-sharing subsidies that reimburse insurers under the ACA. The termination of cost-sharing subsidies is the subject of several legal challenges, and other legal challenges may ensue over time as this complex set of challenges to the ACA continues to unfold. In addition, CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

The full impact of the ACA, any law repealing, replacing, or modifying elements of it, and the political uncertainty surrounding its repeal, replacement, or modification on our business remains unclear. We expect that additional federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare drugs and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability and may increase our regulatory burdens and operating costs.

For any of our product candidates, including voxelotor, which may obtain regulatory approval and are marketed in the United States, our arrangements with third-party payors, healthcare providers, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to health information privacy and security regulation by U.S. federal and state governments and foreign jurisdictions in which we conduct our business. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to the federal Anti-Kickback Statute, the federal False Claims laws, HIPAA, the Physician Payment Sunshine Act, and analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Employees

As of December 31, 2017, we employed 147 full-time employees, including 103 in research and development and 43 general and administrative and 1 part-time employee, in the United States. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Research and Development

Research and development expenses recognized were $87.8 million for the year ended December 31, 2017, $62.2 million for the year ended December 31, 2016 and $36.7 million for the year ended December 31, 2015.

Financial Information about Segments

We operate in a single accounting segment — dedicated to discovering, developing and commercializing novel therapeutics to treat grievous blood-based disorders. Refer to Note 1, “Organization and Basis of Presentation” in the Notes to Consolidated Financial Statements included elsewhere in this report.

Corporate Information

We were incorporated in Delaware in February 2011 and commenced operations in May 2012. Our principal executive offices are located at 171 Oyster Point Blvd., Suite 300, South San Francisco, California 94080. Our telephone number is (650) 741-7700 and our e-mail address is investor@globalbloodtx.com. Our Internet website address is www.gbt.com. No portion of our website is incorporated by reference into this Annual Report on Form 10-K.

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

We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the years ended December 31, 2017 and 2016 were $117.0 million and $82.5 million, respectively. As of December 31, 2017, we had an accumulated deficit of $298.0 million. We have not generated any revenue since our inception, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

•	continue to advance voxelotor in clinical development, including our ongoing Phase 3 HOPE Study of voxelotor for the potential treatment of patients with SCD, and additional clinical trials ongoing in SCD patients;

•	establish and maintain manufacturing and supply relationships with third parties that can provide adequate supplies (in amount and quality) of voxelotor to support further clinical development and, if approved, commercialization;
•	seek and obtain regulatory and marketing approvals for voxelotor for SCD or any other indication we may pursue;
•	build a sales and marketing organization or enter into selected collaborations to commercialize voxelotor for any indication, if approved;
•	build a medical affairs organization to advance our engagement with healthcare providers and stakeholders;
•	advance our other programs through nonclinical and clinical development and commence development activities for any additional product candidates we may identify; and
•	expand our organization to support our research, development, medical, and commercialization activities and our operations as a public company.

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

Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance voxelotor and other product candidates that we may identify and pursue in clinical trials. As of December 31, 2017 and 2016, we had working capital of $298.0 million and $134.3 million, respectively and capital resources consisting of cash and cash equivalents and short and long-term marketable securities totaling $329.4 million and $197.3 million respectively. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities, will be sufficient to fund our operations for at least the next twelve months. Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully complete the development, regulatory approval process and commercialization of voxelotor or any other future product candidates.

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

The lengthy regulatory review and approval process, as well as the inherent unpredictability of the results of nonclinical studies and clinical trials, and our reliance on third party manufacturers for any product candidates, may result in our failing to obtain regulatory approval to market voxelotor and other product candidates that we may pursue in the United States or elsewhere, which would significantly harm our business, prospects, financial condition and results of operations.

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

Voxelotor is currently our only product candidate to have advanced into clinical trials, and is currently only being tested in SCD. We are developing voxelotor as an oral, once-daily therapy for the potential treatment of SCD, and are currently evaluating voxelotor in SCD patients in our ongoing HOPE-KIDS 1 Study, which is a Phase 2a clinical trial in adolescent and pediatric SCD patients, and our ongoing multi-national HOPE Study, which is a Phase 3 clinical trial in adult and adolescent SCD patients.

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

We are also very dependent on the data and results that we obtain over time from our most advanced clinical trial of voxelotor. In late 2016, we initiated the Phase 3 HOPE Study, which is designed to enroll up to approximately 400 SCD patients, age 12 years and older, who have had at least one episode of vaso-occlusive crisis in the previous year. The primary endpoint of the HOPE Study relates to the proportion of patients who achieve an increase in hemoglobin levels (compared to baseline) as pre-specified in the study protocol. We have not previously conducted any clinical study of voxelotor in SCD patients using this primary endpoint, and we do not believe this measure has been used as a primary endpoint for any registration studies for any other SCD therapies. The HOPE Study also uses a new patient reported outcomes, or PRO, instrument that we developed, and that has not been utilized before in any clinical studies, to generate data for a secondary endpoint in the HOPE Study. In addition, the HOPE Study is designed to study two different doses in Part A of the study, with a goal of selecting a dose to test further in Part B of the HOPE Study. If, based on Part A data and results, we were to decide that it would be preferable to continue to study both doses in Part B, the cost and timing of results from the overall Hope Study would be impacted.

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

We have concentrated our product research and development efforts on developing novel, mechanism-based therapeutics for the treatment of grievous blood-based disorders with significant unmet need, and our future success depends on the success of this therapeutic approach. The clinical trial requirements of the FDA and other comparable regulatory agencies and the criteria these regulators use to determine the safety and efficacy of any product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. To date, there are only two approved therapies for SCD, hydroxyurea and L-glutamine, and there are no approved therapies directed toward preventing the polymerization of hemoglobin molecules as a mechanism to reduce RBC sickling in SCD patients. As a result, the design and conduct of clinical trials for a therapeutic such as voxelotor that targets this mechanism in SCD patients are subject to unknown risks, and we may experience setbacks with our ongoing or planned clinical trials of voxelotor in SCD because of the limited clinical experience with its mechanism of action in these patients.

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

The results of nonclinical studies and clinical trials of voxelotor and of any future product candidates that we may pursue may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial may not necessarily predict final results. For example, we were previously pursuing the clinical development of voxelotor as a potential treatment for idiopathic pulmonary fibrosis, or IPF, and decided in October 2017 to halt development of voxelotor for IPF due to the totality of the data we obtained from two Phase 2a clinical trials and a Phase 1 study, which did not demonstrate sufficient overall clinical benefit to justify continuing the program. In addition, our nonclinical studies and clinical trials to date of voxelotor in SCD have involved mostly one genotype of SCD, known as HbSS, and the results of these studies may not be replicated in other genotypes of SCD or in subsequent clinical trials. The HOPE Study of voxelotor in SCD is not limited to only the HbSS genotype. Additionally, any positive results generated in our Phase 1/2 clinical trial of voxelotor in SCD in adults do not ensure that we will achieve similar results in the Phase 3 HOPE Study, which is enrolling both adult and adolescent populations, or in our ongoing Phase 2a clinical trial of voxelotor in adolescents and pediatric patients with SCD, which we expanded in July 2017 to include an additional single-dose cohort in children aged 6-11, or in any other potential studies of voxelotor. Our later stage clinical trials, including the HOPE Study, are expected to involve significantly broader patient populations than those in earlier clinical trials.

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

Before we can submit an NDA to the FDA for voxelotor for any potential indication, we must successfully complete our clinical trials including at least one or more additional larger clinical trials. The FDA typically requires at least two pivotal, well-controlled Phase 3 clinical trials as a condition to the submission of an NDA and does not usually consider a single Phase 3 clinical trial to be adequate to support product approval. The FDA will typically only consider relying on one pivotal trial if, in addition, other well-controlled studies of the drug exist (for example, for other dosage forms or in other populations) or if the pivotal trial is a multi-center trial that provides highly reliable and statistically strong evidence of an important clinical benefit, such as effect on survival, organ function or PRO, and a confirmatory study would have been difficult to conduct on ethical grounds.

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

We may encounter substantial delays in conducting or completing our clinical trials, which in turn will result in additional costs and may ultimately prevent successful or timely completion of the clinical development and commercialization of voxelotor or any other product candidates we may identify and pursue.

Before obtaining marketing approval from regulatory authorities for the sale of any our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We are conducting the ongoing Phase 2a HOPE-KIDS 1 Study and the ongoing Phase 3 HOPE Study, which will enroll up to approximately 400 SCD patients at multiple clinical sites located in the United States, Europe, Africa and the Middle East with top line data and results expected in the first half of 2019, of voxelotor for the potential treatment of SCD. We cannot guarantee that the HOPE-KIDS 1 Study, the HOPE Study or any other clinical trials for voxelotor or any other product candidates we may pursue will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

Difficulty in enrolling patients or maintaining patient compliance with dosing or other requirements in our clinical trials could delay or prevent clinical trials of our product candidates, which in turn could delay or prevent our ability to obtain the regulatory approvals necessary to commercialize our product candidates.

Identifying and qualifying patients to participate in our ongoing and planned clinical trials of voxelotor, especially for the multi-national Phase 3 HOPE Study, and any other product candidates that we may develop are critical to our success. Our clinical development efforts are initially focused on rare chronic blood diseases. For example, according to CDC estimates, the prevalence of SCD, for which voxelotor is being studied, is approximately 100,000 individuals in the United States. Accordingly, there are limited patient pools from which to draw for clinical trials in our target indications. The HOPE Study is designed to enroll up to approximately 400 adult and adolescent SCD patients in multiple study centers in the United States, Europe, Africa and the Middle East. We may not be able to identify, recruit, and enroll a sufficient number of subjects to complete the HOPE Study or our other clinical trials of voxelotor because of the perceived risks and benefits of voxelotor, the availability of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective subjects and the subject referral practices of physicians, among other factors.

Further, if subjects in our clinical trials fail to comply with our dosing regimens or other requirements in our clinical trials, we may not be able to generate clinical data acceptable to the FDA in our trials. For example, in our HOPE Study of voxelotor in adult and adolescent SCD patients, enrolled participants must use a PRO instrument to complete very frequent patient surveys generating data relevant to a secondary endpoint. If HOPE Study participants fail to comply consistently with these PRO-related steps and procedures, the quality of these study data and our ability to interpret these data and results could be impaired, and these data and results may not be acceptable to the FDA or comparable regulatory authorities or may be interpreted differently. If patients are unwilling or unable to participate in, complete or comply with the protocols for our studies for any reason, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of potential products may be delayed.

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

Clinical trials by their nature utilize only a small sample of the potential patient population. For example, our Phase 3 HOPE Study is designed to enroll up to approximately 400 adult and adolescent SCD patients, which represents only a very small fraction of all patients with SCD. Side effects of voxelotor may be uncovered only in later stages of our ongoing clinical trials, or only in trials involving different patient populations (such as pediatric patients), or only during post-approval studies or the safety reporting required for approved products. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Moreover, a nonclinical toxicology study with voxelotor in non-humans and clinical trials involving other hemoglobin modifiers (other than voxelotor) have shown a decrease in oxygen delivery to tissue when a significant percentage of hemoglobin is modified. Hemoglobin modifiers, by increasing HbS’s affinity for oxygen, can cause a shift in oxygen levels, potentially resulting in tissue hypoxia. To date, clinical studies of voxelotor have not shown evidence of tissue hypoxia. However, if voxelotor or any other product candidates that we may develop are associated with tissue hypoxia or any other undesirable side effects or unexpected undesirable characteristics in clinical trials or nonclinical studies, we may need to abandon their development or limit their development to more narrow uses or subpopulations, which could adversely affect our business, prospects, financial condition and results of operations.

Access to expedited development and regulatory approval programs for voxelotor, our lead product candidate, may not actually lead to a faster development or regulatory review or approval process.

We believe there may be an opportunity to accelerate the development and regulatory approval process of our lead product candidate voxelotor through one or more of the FDA’s expedited programs, such as fast track, breakthrough therapy, accelerated approval or priority review, or through EMA’s new PRIME program, and we have pursued and intend to pursue such expedited programs for voxelotor. However, we cannot be assured that voxelotor or any other product candidates that we may develop will qualify for or benefit from any such programs in the United States or any foreign regulatory jurisdictions.

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

In June 2017, the EMA granted PRIME designation for voxelotor for the treatment of SCD. The PRIME program is a new regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need.

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

In January 2018, the FDA granted breakthrough therapy designation to voxelotor for the treatment of SCD. A drug may be eligible for designation by FDA as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints.

Access to an expedited program through the FDA or any other regulatory authority does not ensure faster development timelines or faster review or approval compared to conventional FDA or foreign regulatory procedures, and it does not change the standards for approval or ensure that we will obtain regulatory approval for voxelotor or any other product candidates we may develop. Furthermore, access to an expedited program may be withdrawn by the FDA or a foreign regulatory authority if it believes that the designation is no longer supported by data from our clinical development.

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

Even if a product candidate such as voxelotor is approved, regulatory authorities may still impose significant restrictions on its indicated uses, approved labeling, distribution or marketing or may impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety or other drug related issues could result in delays or increased costs to assure compliance. If voxelotor or any other product candidates that we may develop are approved, at a minimum they will each be subject to current standard ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of voxelotor or any other product candidates. For example, the development of voxelotor for the prophylactic treatment of SCD in pediatric patients is an important part of our current business strategy, and if we are unable to obtain regulatory approval for this product candidate for the desired age ranges or other key labeling parameters, our business is likely to suffer.

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

If the FDA or any comparable foreign regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with a sponsor’s activities relating to the promotion, marketing, or labeling of a product, these regulatory agencies may impose restrictions or sanctions on that product or us, including requiring withdrawal of the product from the market. In addition, in the United States, a wide range of commercialization and pre-launch activities relating to a drug candidate are subject to potential for significant civil and/or criminal liability and sanctions under federal anti-kickback and fraud and abuse statutes and regulations. If we fail to comply with any of these complex applicable regulatory requirements, a regulatory agency or enforcement authority may:

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are and will remain highly uncertain. The patent examination process may require us or our licensors, licensees or collaboration partners to narrow the scope of the claims of our or our licensors’, licensees’ or collaboration partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. Our pending and future patent applications may not result in patents being issued that protect our lead product candidate voxelotor or any future product candidates, in whole or in part, or which effectively prevent others from commercializing competitive product candidates. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner, or by successfully seeking to narrow or invalidate our patents or render them unenforceable. Our and our licensors’, licensees’ or collaboration partners’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.

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

We jointly own certain patents and patent applications with third parties. In the absence of an agreement with each co-owner of jointly owned patent rights, we will be subject to default rules pertaining to joint ownership. Some countries require the consent of all joint owners to exploit, license or assign jointly owned patents, and if we are unable to obtain that consent from the joint owners, we may be unable to exploit the invention or to license or assign our rights under these patents and patent applications in those countries. For example, we have exclusively licensed from the Regents of the University of California, or the Regents, worldwide patent rights covering voxelotor and certain voxelotor analogs, some of which patent rights we jointly own with the Regents. Additionally, in the United States, each co-owner may be required to be joined as a party to any claim or action we may wish to bring to enforce these patent rights, which may limit our ability to pursue third party infringement claims.

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

The USPTO recently has developed regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA, and, in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, the courts have yet to address many of these provisions and it is not clear what, if any, impact the AIA will have on the operation of our business. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ or collaboration partners’ patent applications and the enforcement or defense of our or our licensors’ or collaboration partners’ issued patents, all of which could have an adverse effect on our business and financial condition.

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

If our lead product candidate voxelotor or any other product candidates that we may pursue receives marketing approval, the product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community and marketplace. If any approved product does not achieve an adequate level of acceptance, we may not generate significant revenue from drug sales and we may not become profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating the target indication, also provide incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of our product candidates may require significant resources and may never be successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a wide range of factors, including:

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unsuccessful in commercializing our product candidates if approved by regulatory authorities.

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

Our target patient populations are small, and accordingly the pricing, coverage and reimbursement of our product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. Accordingly, the availability of government funded or private insurance coverage for our product candidates for any approved indications, and the extent of reimbursement by governmental and private payors, will be essential for most patients to be able to afford expensive treatments, such as we expect ours to be assuming approval. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third party payors, like private health insurers, including health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, and government health administration programs, like Medicare and Medicaid. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

Although we do not currently have any products on the market, our current and future operations may be directly, or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. We may also be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include the federal Anti-Kickback Statute, the federal False Claims laws, HIPAA, the Physician Payment Sunshine Act, and analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including the following:

•	the U.S. federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party on its behalf) to knowingly and willfully solicit, offer, receive or pay any remuneration (including any kickback, bribe, or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal healthcare programs such as Medicare and Medicaid. Violations of this law can result in criminal penalties and fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•	the U.S. federal false claims and civil monetary penalties laws, including the civil False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties, the potential for exclusion from participation in federal healthcare programs and the potential implication of various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act, and activities relating to the reporting of wholesaler or estimated retail prices, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party product reimbursement are subject to scrutiny under this law;

•	the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their respective implementing regulations, which imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy, security and transmission of individually identifiable health information, including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties applicable to business associates, and gave state attorneys general new authority to file civil actions for damage or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•	the U.S. Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•	the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, as amended by the Education Reconciliation Act of 2010 and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
•	analogous state laws and regulations, including: state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform and other factors, including the lack of applicable precedent and regulations. Federal and state enforcement bodies regularly pursue a large number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion of products or individuals from U.S. government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, or the ACA, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, which is apportioned among these entities according to their market share in certain government healthcare programs;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;
•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;
•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	new requirements under the federal Physician Payments Sunshine Act for drug manufacturers to report information related to payments and other transfers of value made to physicians and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	creation of the Independent Payment Advisory Board, which, if and when impaneled, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and
•	establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been many judicial, President, and Congressional challenges to numerous aspects of the ACA. In 2012, the U.S. Supreme Court heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the Healthcare Reform Act. The Supreme Court’s decision upheld most of the Healthcare Reform Act and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, as a result of tax reform legislation passed in late December 2017, the individual mandate has been eliminated. The long ranging effects of the elimination of the individual mandate on the viability of the ACA are unknown at this time.

In 2017, President Trump signed executive orders directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and terminated the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The full impact of the ACA, any law repealing and/or replacing elements of it, and the political uncertainty surrounding any repeal or replacement legislation on our business remains unclear.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted that, directly or indirectly, affect or are likely to affect, the pharmaceutical industry and the commercialization of our products, including the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012 and the Middle Class Tax Relief and Job Creation Act of 2012, as discussed above.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive if voxelotor is approved for use. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. These legislative and executive efforts have significantly increased uncertainty regarding the availability of healthcare programs, insurance coverage and reimbursement as a general matter as well as for our product candidates, and we cannot predict how these events will impact our business or operations. In the United States many patients with SCD participate in the Medicaid program, and the impact of uncertainty or changes relating to the ACA or healthcare programs, insurance coverage or reimbursement generally could be particularly significant for our SCD program if voxelotor is approved for use.

In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare and reform government program reimbursement methodologies for products. Individual states in the United States are also enacting legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Our initial research and product development efforts are focused on the potential of voxelotor to treat SCD. Our projections of both the number of people who have SCD, as well as the subset of people with SCD who have the potential to benefit from treatment with voxelotor, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of SCD. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability despite obtaining such significant market share.

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

Risks Related to Our Equity Securities

We incur significant costs, and expend significant time and effort, to comply with the rules applicable to us as a public company, including Section 404 of the Sarbanes Oxley Act of 2002. If we fail to comply with these rules, including maintaining proper and effective systems of disclosure controls and internal controls over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected, and we could be subject to sanctions or other penalties that would harm our business.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 404, or Section 404, of the Sarbanes-Oxley Act of 2002, or Sarbanes Oxley, and the rules and regulations of The NASDAQ Global Select Stock Market, or NASDAQ. The Exchange Act requires us to file accurate and timely quarterly, annual and current reports with the SEC. Section 404 generally requires our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting and, beginning with this Annual Report on Form 10-K, Section 404 requires us to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We are also subject to significant corporate governance and executive compensation-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Fran, including the “say on pay” rules adopted by the SEC under Dodd-Frank. We incur significant legal, accounting and other expenses, and expend significant time and effort by management and other personnel, to comply with the rules applicable to us as a public company, including the additional professional fees and internal costs incurred to expand our accounting and finance functions to comply with Section 404.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting for the purpose of providing the reports required by Section 404. Based on our assessment and using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)

criteria, our management, Chief Executive Officer and Chief Financial Officer, have concluded that, as of December 31, 2017, our internal control over financial reporting was effective. Our independent registered public accounting firm has tested the design and operating effectiveness of our controls over financial reporting and been required to provide an attestation report with respect to our internal control over financial reporting. During the course of our or their subsequent review and testing, material weaknesses or significant deficiencies may be identified and we may be unable to remediate them before we must provide the required reports. If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from NASDAQ or other adverse consequences that would materially harm our business.

Moreover, stockholder activism, the current political environment, and increased levels of government scrutiny and regulatory reform may lead to substantial new regulations and disclosure obligations for public companies, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to any new compliance initiatives. In addition, any new rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage. New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of Sarbanes-Oxley and rules adopted by the SEC and by NASDAQ, would likely result in increased costs to us as we respond to their requirements.

The market price of our common stock has been and may continue to be highly volatile.

The market price of our common stock has experienced volatility since our initial public offering in August 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in, or the halting of, our nonclinical studies or clinical trials, including in our only clinical program, which is for our lead product candidate voxelotor for the treatment of SCD;
•	reports of adverse events in our clinical program for voxelotor for SCD, or other indications that we may pursue, or clinical trials of any other product candidates that we may develop;
•	any delay in filing an NDA for our lead product candidate voxelotor or an IND or NDA for any other product candidates that we may develop and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;
•	failure to develop successfully and commercialize our lead product candidate voxelotor or any other product candidates that we may develop;
•	adverse regulatory decisions affecting our lead product candidate voxelotor or any other product candidates we may develop;
•	inability to obtain additional funding;
•	failure to prosecute, maintain or enforce our intellectual property rights;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	introduction of new products, services or technologies by our competitors;
•	failure to enter into or perform under strategic collaborations;
•	failure to meet or exceed any financial projections that we or the investment community may provide;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock; and
•	the other risks described in this “Risk Factors” section.

In addition, companies trading in the stock market in general, and NASDAQ in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our 2015 Stock Option and Incentive Plan, or the 2015 Plan. The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, in January 2017 our board of directors approved our 2017 Inducement Equity Plan, or 2017 Inducement Plan. The 2017 Inducement Plan enables us and our subsidiaries to grant non-qualified stock options and other equity-based awards to induce employees who are not currently employed by us or our subsidiaries to accept employment with us or our subsidiaries. The number of shares initially reserved for grant under the 2017 Inducement Plan is 300,000 shares, subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock. In addition, we have reserved shares of common stock for issuance pursuant to our 2015 Employee Stock Purchase Plan, or 2015 ESPP, which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of (i) 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2015 Plan, the 2017 Inducement Plan or the 2015 ESPP, our stockholders may experience additional dilution, and our stock price may fall.

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. A significant portion of our outstanding shares of common stock are held by a small number of stockholders, including our directors, officers and significant stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 46.8% of our outstanding common stock as of February 22, 2018, based on the latest publicly available information.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, in December 2017, Congress passed the Tax Cuts and Jobs Act, which made broad and complex changes to the tax laws. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters, where we have office and research and development laboratory space, is located in South San Francisco, California, where we lease 67,185 square feet of space pursuant to a noncancelable operating lease. We believe that our existing facilities are sufficient for our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Select Market on August 12, 2015 and trades under the symbol “GBT”. Prior to such time, there was no public market for our common stock. The following table sets forth the range of intra-day high and low quarterly sales prices per share of our common stock for the periods noted, as reported on The NASDAQ Global Select Market:

	Prices
	High	Low
2017
First Quarter	$41.15	$14.00
Second Quarter	$37.50	$25.65
Third Quarter	$31.30	$24.03
Fourth Quarter	$45.85	$29.45
2016
First Quarter	$31.97	$12.24
Second Quarter	$27.99	$14.22
Third Quarter	$24.10	$16.07
Fourth Quarter	$23.80	$13.35

On February 22, 2018, the last reported sale price on The NASDAQ Global Select Market for our common stock was $62.65.

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the quarter ended December 31, 2017.

Holders of Common Stock

As of February 22, 2018, there were 17 holders of record of 47,063,836 outstanding shares of our common stock.

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

The graph below matches Global Blood Therapeutics, Inc.’s cumulative 28-Month total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the NASDAQ Biotechnology index, and the NASDAQ Pharmaceutical index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 8/12/2015 to 12/31/2017.

	8/12/15	12/15	12/16	12/17

Global Blood Therapeutics, Inc.	100.00	74.99	33.52	91.28
NASDAQ Composite	100.00	98.00	105.84	136.99
NASDAQ Biotechnology	100.00	88.59	70.69	82.79
NASDAQ Pharmaceutical	100.00	88.62	70.27	81.10

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The information set forth below for the three years ended December 31, 2017 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below (in thousands, except for share and per share data):

	Years Ended December 31,
	2017	2016	2015
Summary of Operations Data:
Operating Expenses
Research and development	$87,807	$62,163	$36,657
General and administrative	31,438	20,964	9,671
Related party expenses	—	—	65

Total operating expenses	119,245	83,127	46,393

Loss from operations	(119,245)	(83,127)	(46,393)
Interest income, net	2,555	659	33
Other expenses, net	(334)	—	—

Net loss	$(117,024)	$(82,468)	$(46,360)

Basic and diluted net loss per common share	$(2.76)	$(2.48)	$(3.95)

Weighted-average number of shares used in computing basic and diluted net loss per common share	42,323, 686	33,207,382	12,806,697

	As of December 31,
(in thousands)	2017	2016	2015
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$329,432	$197,332	$148,502
Working capital	298,048	134,254	140,097
Total assets	356,020	202,387	151,978
Accumulated deficit	(297,957)	(180,933)	(98,465)
Total stockholders’ equity	318,804	186,309	140,795

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

Overview

We are a clinical-stage biopharmaceutical company determined to discover, develop and deliver innovative treatments that provide hope to underserved patient communities. Our lead product candidate is voxelotor (previously known as GBT440), an oral, once-daily therapy that modulates hemoglobin’s affinity for oxygen, which we believe inhibits hemoglobin polymerization in sickle cell disease, or SCD. We are developing voxelotor for SCD.

We are currently evaluating voxelotor in SCD in a Phase 3 clinical trial of voxelotor in adult and adolescent patients with SCD. In addition, we are evaluating the safety and pharmacokinetics of single and multiple doses of voxelotor in a Phase 2a clinical trial of adolescent and pediatric patients with SCD, and in July 2017 we announced that we have expanded this open-label trial to include a new single-dose cohort in children aged 6-11. In December 2015, the Food and Drug Administration, or FDA, granted Fast Track Designation and Orphan Drug Designation for voxelotor for the treatment of SCD and in November 2016 voxelotor was granted Orphan Drug Designation in Europe for the treatment of SCD. In June 2017, the European Medicines Agency, or EMA, granted PRIME designation for voxelotor for the treatment of SCD. The PRIME program is a new regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need. In September 2017, the FDA granted Rare Pediatric Disease designation to voxelotor for the treatment of SCD for the treatment of SCD. In January 2018, the FDA granted Breakthrough Designation to voxelotor for the treatment of SCD.

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

We own or jointly own and have exclusively licensed rights to our product candidates in the United States, Europe and other major markets. We are the sole owner of issued U.S. patents covering voxelotor, including its composition of matter, methods of use, and a polymorph of voxelotor. These issued patents covering voxelotor will expire between 2032 and 2035, absent any applicable patent term extensions. We own or co-own additional pending patent applications in the United States and multiple foreign countries relating to our lead product candidate voxelotor.

Beyond evaluation voxelotor in SCD, we are also engaged in other research and development activities, all of which are currently in the pre-clinical phase. In addition, we regularly evaluate opportunities to in-license, acquire or invest in new business, technology or assets or engage in related discussions with other business entities.

Since our inception in 2011, we have devoted substantially all of our resources to identifying and developing our product candidates, including conducting clinical trials and nonclinical studies and providing general and administrative support for these operations.

Prior to our initial public offering, or IPO, we had funded our operations primarily from the issuance and sale of redeemable convertible preferred stock. In August 2015, we completed our IPO pursuant to which we issued 6,900,000 shares of our common stock at a price of $20.00 per share, resulting in proceeds of approximately $126.2 million, net of underwriting discounts and commissions, and offering expenses. In July 2016, we completed a follow-on offering pursuant to which we issued an aggregate of 6,667,228 shares of our common stock at a price of $18.75 per share, including 6,400,000 shares sold at the initial closing in June 2016 and 267,228 shares sold pursuant to the exercise of the underwriters’ over-allotment option to purchase additional shares in July 2016, resulting in proceeds of approximately $117.0 million, net of underwriting discounts and commissions, and offering expenses. In February 2017, we completed a follow-on offering pursuant to which we issued an aggregate of 5,867,347 shares of our common stock at a price of $24.50 per share, resulting in proceeds of approximately $135.6 million from the offering, net of underwriting discounts and commissions, and offering expenses. In January 2018, we completed a follow-on offering pursuant to which we issued an aggregate of 3,026,315 shares of our common stock at a price of $38.00 per share, including 2,631,579 shares sold at the additional closing in December 2017 and 394,736 shares sold pursuant to the exercise of the underwriter’s over-allotment option in January 2018, resulting in aggregate proceeds of approximately $110.9 million, net of underwriting discounts and commissions, and estimated offering expenses.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $117.0 million for the year ended December 31, 2017, $82.5 million for the year ended December 31, 2016 and $46.4 million for the year ended December 31, 2015. As of December 31, 2017, we had an accumulated deficit of $298.0 million. To date, we have not generated any revenue. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We had $198.3 million in cash and cash equivalents and $131.1 million in marketable securities as of December 31, 2017.

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

The estimated fair value of stock options, RSPs and RSUs is expensed on a straight-line basis over the service period of the grant and the estimated fair value of performance-contingent options, RSUs and RSPs is expensed using an accelerated method over the term of the award once we determine that it is probable that those performance milestones will be achieved. Compensation expense for RSUs and RSPs that contain performance conditions is based on the grant date fair value of the award. Compensation expense is recorded over the requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. We assess the probability of the performance indicators being met on a continuous basis.

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

Compensation expense for purchases under the ESPP is recognized based on the fair value of the common stock estimated based on the closing price of our common stock as reported on the date of offering, less the purchase discount percentage provided for in the plan.

Stock-based compensation expense was $13.7 million for the year ended December 31, 2017, $9.2 million for the year ended December 31, 2016 and $3.2 million for the year ended December 31, 2015. As of December 31, 2017, we had $35.0 million of total unrecognized stock-based compensation costs, which we expect to recognize over a weighted-average period of 2.3 years.

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

On December 22, 2017, the President signed the Tax Cuts & Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, our net deferred tax assets as of December 31, 2017 were significantly reduced to reflect the estimated impact of the Tax Act. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The significant reduction in our net deferred tax assets are fully offset by a reduction in valuation allowance, resulting in no impact to our income tax expense.

As of December 31, 2017, our total deferred tax assets, less our total deferred tax liabilities, were $87.9 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards.

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

Results of Operations

Comparison of the years ended December 31, 2017, 2016 and 2015

	Year Ended December 31,			Change
				2017/2016		2016/2015
(in thousands, except percentages)	2017	2016	2015	$	%	$	%
Operating expenses:
Research and development	$87,807	$62,163	$36,657	$25,644	41%	$25,506	70%
General and administrative	31,438	20,964	9,671	10,474	50	11,293	117
Related party expenses	—	—	65	—	*	(65)	(100)

Total operating expenses	119,245	83,127	46,393	36,118	43	36,734	79

Loss from operations	(119,245)	(83,127)	(46,393)	(36,118)	43	(36,734)	79
Interest income, net	2,555	659	33	1,896	288	626	*
Other expenses, net	(334)	—	—	(334)	*	—	*

Net loss	$(117,024)	$(82,468)	$(46,360)	$(34,556)	42%	$(36,108)	78%

*	Change is not meaningful

Research and development

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	expenses incurred under agreements with consultants, third-party research and manufacturing organizations, and investigative clinical trial sites that conduct research and development activities on our behalf;

•	the costs related to production of clinical supplies, including fees paid to contract manufacturers;

•	laboratory and vendor expenses related to the execution of nonclinical studies and clinical trials; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

	Years Ended December 31,			Change
				2017/2016		2016/2015
	2017	2016	2015	$	%	$	%
Costs incurred by development program:
Voxelotor for the treatment of SCD	$64,860	$39,039	$26,875	$25,821	66%	$12,164	45%
Voxelotor for the treatment of hypoxemic pulmonary disorders	8,435	7,668	515	767	10	7,153	*
Other preclinical programs	14,512	15,456	9,267	(944)	(6)	6,189	67

Total research and development expenses	$87,807	$62,163	$36,657	$25,644	41%	$25,506	70%

Research and development expenses increased by $25.6 million, or 41%, to $87.8 million for the year ended December 31, 2017 from $62.2 million for the year ended December 31, 2016. The increase was primarily due to $25.8 million in increased internal and external costs related to our SCD program for voxelotor as we advanced this program, including expansion of our Phase 2a HOPE-KIDS 1 Study of adolescent and pediatric patients and incurred costs related to our Phase 3 HOPE Study in 2017. In addition, there was $0.8 million in increased internal and external costs associated with conducting our two Phase 2a clinical trials of voxelotor in IPF and our Phase 1 study in healthy volunteers that we refer to as our Basecamp study initiated in 2017. These increases were partially offset by a $0.9 million decrease in expenses related to preclinical efforts for our other research-stage programs, which is primarily due to our former hereditary angioedema, or HAE, program that was discontinued in September 2016. In October 2017, we ceased further development of voxelotor in hypoxemic pulmonary disorders.

Research and development expenses increased by $25.5 million, or 70%, to $62.2 million for the year ended December 31, 2016 from $36.7 million for the year ended December 31, 2015. The increase was primarily due to $16.7 million in increased external costs related to our SCD program for voxelotor as we continued our Phase 1/2 clinical trial, initiated our Phase 2a HOPE-KIDS 1 Study and incurred start-up costs related to our Phase 3 HOPE Study, which was partially offset by a decrease in expenses of $4.5 million for licensed intellectual property rights for voxelotor incurred in 2015. In addition, there was $7.2 million in increased internal and external costs associated with conducting our two Phase 2a clinical trials of voxelotor in IPF, and $6.2 million in increased expenses related to preclinical efforts for our other research-stage programs including our former HAE program which was discontinued in 2016.

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

General and administrative expenses increased by $10.5 million, or 50%, to $31.4 million for the year ended December 31, 2017 from $21.0 million for the year ended December 31, 2016. The increase was primarily due to an increase of $5.4 million in salaries and benefits, including $2.7 million of related stock-based compensation expense, as a result of our hiring additional personnel and grants of market-condition restricted stock units and an increase of $5.1 million in other general and administrative expenses, such as professional and consulting services, due to the growth of our operations.

General and administrative expenses increased by $11.3 million, or 117%, to $21.0 million for the year ended December 31, 2016 from $9.7 million for the year ended December 31, 2015. The increase was primarily due to an increase of $9.1 million in salaries and benefits and recruiting expenses as a result of our hiring additional personnel and recognition of $1.4 million in incremental stock-based compensation expense related to the modification of certain stock-based awards, and a net increase of $3.0 million in other general and administrative expenses, such as professional and consulting services, due to the growth of our operations.

Related party expenses

Related party expenses represent fees for management and advisory services provided by Third Rock Ventures, LLC, or TRV, a related party due to its significant equity ownership. There were no management services requested from TRV during the year ended December 31, 2017 and 2016.

Interest income, net

Interest income, net was $2.6 million in 2017 compared to $0.7 million in 2016. The $1.9 million increase was due to the additional income earned from higher investment balances following our public equity offerings in 2017.

Interest income, net was $0.7 million in 2016 compared to $33 thousand in 2015. The $0.6 million increase was due to the additional income earned from higher investment balances following our public equity offering in 2016 and full year benefit from proceeds raised in our initial public offering in August 2015.

Income Taxes

As of December 31, 2017, we had net operating loss carryforwards of approximately $194.5 million to offset future federal income taxes, if any, through 2036, and approximately $151.9 million that may offset future state income taxes, if any, through 2036. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2017, we recorded a 100% valuation allowance against our deferred tax assets of approximately $87.9 million, as at that time our management believed it was uncertain that they would be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Liquidity and Capital Resources

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. Prior to our IPO, our operations were financed primarily by net proceeds from the sale and issuance of convertible preferred stock. In August 2015, we completed our IPO pursuant to which we issued 6,900,000 shares of our common stock at a price to the public of $20.00 per share and received proceeds of $126.2 million, net of underwriting discounts and commissions and offering expenses. In July 2016, we completed a follow-on offering pursuant to which we issued an aggregate of 6,667,228 shares of our common stock at a price of $18.75 per share, including 6,400,000 shares sold at the initial closing in June 2016 and 267,228 shares sold pursuant to the exercise of the underwriters’ over-allotment option to purchase additional shares in July 2016. We received aggregate proceeds of $117.0 million from the offering, net of underwriting discounts and commissions and offering expenses. In October 2016, we filed our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, and/or units. In February 2017, we completed a follow-on offering under the shelf registration pursuant to which we issued an aggregate of 5,867,347 shares of our common stock at a price of $24.50 per share. We received aggregate proceeds of $135.6 million from the offering, net of underwriting discounts and commissions and offering expenses. After the completion of this follow-on offering in February 2017, up to a maximum aggregate offering price of $106.2 million of our common stock, preferred stock, debt securities, warrants and/or units remain available under our shelf registration statement on Form S-3. In August 2017, we filed an additional shelf registration statement on Form S-3ASR, for the potential offering, issuance and sale by us of an indeterminate amount of common stock, preferred stock, debt securities, warrants, and/or units. Our shelf registration statement on Form S-3ASR also includes a prospectus covering up to an aggregate of $125.0 million in shares of our common stock that we may issue and sell at market prices from time to time, through Cowen and Company, LLC, or Cowen, acting as our sales agent and/or principal, pursuant to the sales agreement that we entered into with Cowen in August 2017 for our “at-the-market” equity program. In December 2017, we completed a follow-on offering under the shelf registration statement on Form S-3ASR pursuant to which we issued an aggregate of 2,631,579 shares of our common stock at a price of $38.00 per share. In addition, in January 2018, we sold an additional 394,736 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $38.00 per share. We received aggregate proceeds of approximately $110.9 million from this follow-on offering, net of underwriting discounts and commissions, and estimated offering expenses.

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

We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance voxelotor through any completion of clinical development, to develop other potential product candidates from our research programs and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:

•	the time and cost necessary to complete our Phase 3 HOPE Study of voxelotor for the potential treatment of SCD, as well as to complete our ongoing Phase 2a clinical trial in adolescent and pediatric patients in this development program;

•	the time and cost necessary to conduct and complete any additional clinical studies required to pursue regulatory approvals for voxelotor for SCD or any other indications, and the costs of post-marketing studies that could be required by regulatory authorities for any indications;

•	the progress, data and results of our Phase 3 HOPE Study, as well as other clinical trials of voxelotor for the potential treatment of SCD and our potential future clinical trials;

•	the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our Phase 3 HOPE Study as well as our other multiple clinical trials of voxelotor for SCD and our potential future clinical trials;

•	the costs of obtaining clinical and commercial supplies of voxelotor and any other product candidates we may identify and develop;

•	our ability to advance our development programs, including our program for the clinical investigation of voxelotor in SCD patients through nonclinical and clinical development, as well as any other potential product candidate programs we may identify and pursue, and the timing and scope of these development activities;

•	our ability to successfully obtain any regulatory approvals from any regulatory authorities to market and sell voxelotor and any other product candidates we may identify and develop in any territory(ies);

•	our ability to successfully commercialize voxelotor and any other product candidates we may identify and develop;

•	the manufacturing, selling and marketing costs associated with the potential commercialization of voxelotor and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities in any territory(ies);

•	the amount and timing of sales and other revenues from voxelotor and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies;

•	our ability to attract, hire and retain qualified personnel; and

•	the costs of maintaining, expanding and protecting our intellectual property portfolio.

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

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash used in operating activities	$(93,022)	$(67,723)	$(30,890)
Cash used in investing activities	(35,906)	(106,852)	(993)
Cash provided by financing activities	235,188	118,145	128,316

Net increase (decrease) in cash and cash equivalents	$106,260	$(56,430)	$96,433

Cash flows from operating activities

Net cash used in operating activities was $93.0 million for the year ended December 31, 2017, consisting of a net loss of $117.0 million, which was partially offset by non-cash charges of $13.7 million for stock-based compensation and $2.4 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $3.6 million of accrued compensation related to higher headcounts, an increase of $3.3 million of accrued liabilities along with an increase of $2.8 million of accounts payable related to an increase in our research and development activities and an increase in professional and consulting services due to the growth of our operations.

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

Cash flows from investing activities

Net cash used in investing activities for the year ended December 31, 2017 was $35.9 million, primarily consisting of the purchase of marketable securities of $127.7 million, purchase of property and equipment for our office and laboratory facility of $3.1 million, and an increase in restricted cash of $0.9 million related to the signing of the facility lease in March 2017, which are partially offset by maturities of marketable securities of $96.0 million.

Net cash used in investing activities for the year ended December 31, 2016 was $106.9 million related to the purchase of marketable securities of $105.5 million and the purchase of property and equipment for our office and laboratory facilities of $1.4 million.

Net cash used in investing activities for the years ended December 31, 2015 was primarily related to our purchase of property and equipment for our office and laboratory facilities.

Cash flows from financing activities

Net cash provided by financing activities was $235.2 million for the year ended December 31, 2017. The cash provided by financing activities in 2017 was primarily from net proceeds of $232.0 million from the issuance of common stock in connection with our follow-on offerings completed during 2017 and to a lesser extent, proceeds of $3.9 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options.

Net cash provided by financing activities was $118.1 million for the year ended December 31, 2016 and $128.3 million for the year ended December 31, 2015. The cash provided by financing activities in 2016 was primarily related to net proceeds of $117.0 million from our follow-on offering in July 2016 and proceeds of $1.2 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options. The cash provided by financing activities in 2015 was primarily related to net proceeds of $126.2 million from our IPO in August 2015 and proceeds of $2.1 million from the purchase of restricted stock.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2017:

		Payments Due by Period
(in thousands)	Total	2018	2019	2020	2021	More Than 5 Years
Operating lease obligations	$48,264	$3,265	$4,400	$4,545	$4,694	$31,360

Total contractual obligations	$48,264	$3,265	$4,400	$4,545	$4,694	$31,360

We have excluded from the above table $11.2 million in contractual obligations related to uncertain tax positions as we cannot make a reasonably reliable estimate of the period of cash settlement.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. In January 2018, the FASB issued a proposed amendment to ASU 842 that would provide an entity the optional transition method to initially account for the impact of the adoption with a cumulative adjustment to accumulated deficit on the effective date of the ASU, January 1, 2019 rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. ASU 842 provides practical expedients that allow entities to not (i) reassess whether any expired or existing contracts are considered or contain leases; (ii) reassess the lease classification for any expired or existing leases; and (iii) reassess initial direct costs for any existing leases. We are in the process of analyzing initial data gathered to evaluate the impact of adopting the ASU on its consolidated financial statements and the related systems required to capture the increased reporting and disclosures associated with the ASU. We plan to adopt the standard on January 1, 2019 and expect to elect the use of practical expedients. If the proposed amendment to ASU 842 is adopted, we plan to elect the transition method for adoption as described above.

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

Item  7.A Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We have invested primarily in money market funds, negotiable certificates of deposit, U.S. treasury notes, federal agency notes and corporate debt securities. The fair value of our investments, including those included in cash and cash equivalents and marketable securities, was $265.8 million as of December 31, 2017 and $188.0 million as of December 31, 2016. We had no outstanding debt as of December 31, 2017 and 2016.

Our investment policy is to limit credit exposure through diversification and investment in highly rated securities. We, along with our investment advisors, actively review current investment ratings, company specific events, and general economic conditions in managing our investments.

We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. Based on our investment positions as of December 31, 2017, a hypothetical 100 basis point increase in interest rate would result in a $0.7 million decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Item 8. Financial Statements and Supplementary Data

GLOBAL BLOOD THERAPEUTICS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors

Global Blood Therapeutics Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Global Blood Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

San Francisco, California

February 27, 2018

GLOBAL BLOOD THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$198,332	$92,072
Short-term marketable securities	116,493	55,202
Prepaid expenses	3,839	1,983
Other assets, current	5,648	512

Total current assets	324,312	149,769
Property and equipment, net	16,571	2,420
Long-term marketable securities	14,607	50,058
Restricted cash	1,046	140
Other assets, noncurrent	184	—

Total assets	$356,720	$202,387

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$7,177	$4,320
Accrued liabilities	10,135	5,319
Accrued compensation	8,579	4,967
Other liabilities, current	373	909

Total current liabilities	26,264	15,515
Other liabilities, noncurrent	11,652	563

Total liabilities	37,916	16,078

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at December 31, 2017 and 2016, respectively, and none issued and outstanding as of December 31, 2017 and 2016.	—	—

Common stock, $0.001 par value, 150,000,000 shares authorized at December 31, 2017 and 2016, respectively; 46,131,723 and 36,638,156 shares issued and outstanding at December 31, 2017 and 2016, respectively.	46	37
Additional paid-in capital	617,051	367,371
Accumulated other comprehensive loss	(336)	(166)
Accumulated deficit	(297,957)	(180,933)

Total stockholders’ equity	318,804	186,309

Total liabilities and stockholders’ equity	$356,720	$202,387

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$87,807	$62,163	$36,657
General and administrative	31,438	20,964	9,671
Related party expenses	—	—	65

Total operating expenses	119,245	83,127	46,393

Loss from operations	(119,245)	(83,127)	(46,393)
Interest income, net	2,555	659	33
Other expenses, net	(334)	—	—

Net loss	(117,024)	(82,468)	(46,360)
Other comprehensive loss:
Net unrealized loss on marketable securities, net of tax	(170)	(166)	—

Comprehensive loss	$(117,194)	$(82,634)	$(46,360)

Basic and diluted net loss per common share	$(2.76)	$(2.48)	$(3.95)

Weighted-average number of shares used in computing basic and diluted net loss per common share	42,323, 686	33,207,382	12,806,697

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	69,113,168	102,161	1,954,488	2	—	—	(49,328)	(49,326)
Accretion of redeemable convertible preferred stock to redemption value	—	4,180	—	—	(1,403)	—	(2,777)	(4,180)
Conversion of Series A and B redeemable convertible preferred stock into common stock	(69,113,168)	(106,341)	19,746,614	20	106,321	—	—	106,341
Issuance of common stock upon initial public offering, net of issuance costs	—	—	6,900,000	7	126,223	—	—	126,230
Common stock issued for license	—	—	85,714	—	4,492	—	—	4,492
Issuance of common stock upon exercise of stock options	—	—	89,549	—	45	—	—	45
Vesting of restricted stock purchases	—	—	583,435	—	330	—	—	330
Stock-based compensation expense	—	$—	—	$—	$3,223	$—	$—	$3,223

Net loss	—	—	—	—	—	—	(46,360)	(46,360)

Balance at December 31, 2015	—	—	29,359,800	29	239,231	—	(98,465)	140,795
Issuance of common stock upon equity offering, net of issuance costs	—	—	6,667,228	7	116,988	—	—	116,995
Issuance of common stock upon exercise of stock options	—	—	147,126	—	222	—	—	222
Issuance of common stock pursuant to ESPP purchases	—	—	65,252	—	1,018	—	—	1,018
Vesting of restricted stock purchases	—	—	398,750	1	677	—	—	678
Stock-based compensation expense	—	—	—	—	9,235	—	—	9,235
Net unrealized gain (loss) on marketable securities	—	—	—	—	—	(166)	—	(166)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Net loss	—	—	—	—	—	—	(82,468)	(82,468)

Balance at December 31, 2016	—	$—	36,638,156	$37	$367,371	$(166)	$(180,933)	$186,309

Issuance of common stock upon equity offerings, net of issuance costs	—	—	8,498,926	8	231,947	—	—	231,955

Issuance of common stock upon exercise of stock options	—	—	578,455	1	2,815	—	—	2,816

Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	—	—	33,212	—	(238)	—	—	(238)

Issuance of common stock pursuant to ESPP purchases	—	—	76,585	—	1,050	—	—	1,050

Vesting of restricted stock purchases	—	—	306,389	—	424	—	—	424

Stock-based compensation expense	—	—	—	—	13,682	—	—	13,682

Net unrealized gain (loss) on marketable securities	—	—	—	—	—	(170)	—	(170)

Net loss	—	—	—	—	—	—	(117,024)	(117,024)

Balance at December 31, 2017	—	$—	46,131,723	$46	$617,051	$(336)	$(297,957)	$318,804

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,024)	$(82,468)	$(46,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,658	1,160	873
Amortization of premium on marketable securities	704	75	—
Loss on disposal of fixed assets	—	—	33
Stock-based compensation	13,682	9,235	3,223
Fair value of stock issued for license	—	—	4,492
Changes in operating assets and liabilities:
Prepaid expenses	(1,856)	(761)	(87)
Other assets, current	(162)	(512)	22
Accounts payable	2,771	1,066	2,705
Payable due to related party	—	—	(14)
Accrued liabilities	3,280	1,794	2,834
Accrued compensation	3,612	2,725	1,395
Other liabilities, current	(63)	23	19
Other liabilities, noncurrent	376	(60)	(25)

Net cash used in operating activities	(93,022)	(67,723)	(30,890)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,101)	(1,352)	(993)
Purchases of marketable securities	(127,724)	(105,500)	—
Maturities of marketable securities	96,009	—	—
Increase in restricted cash	(915)	—	—
Purchases of other assets	(175)	—	—

Net cash used in investing activities	(35,906)	(106,852)	(993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	231,955	116,995	126,230
Proceeds from sale of restricted stock	—	—	2,108
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	3,892	1,240	45
Repurchases of unvested restricted stock purchases	(421)	(90)	(67)
Taxes paid related to net shares settlement of equity awards	(238)	—	—

Net cash provided by financing activities	235,188	118,145	128,316

Net increase (decrease) in cash and cash equivalents	106,260	(56,430)	96,433
Cash and cash equivalents at beginning of period	92,072	148,502	52,069

Cash and cash equivalents at end of period	$198,332	$92,072	$148,502

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING INFORMATION:
Leasehold improvements paid for by landlord	$11,086	$—	$—

Accretion of Series A redeemable convertible preferred stock	$—	$—	$4,180

Accrued purchase of property and equipment	$1,536	$114	$—

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Global Blood Therapeutics Inc. (the “Company”, “we”, “us”, and “our”) was incorporated in Delaware in February 2011 and commenced operations in May 2012. We are a clinical-stage biopharmaceutical company determined to discover, develop and deliver innovative treatments that provide hope to underserved patient communities. Our primary activities have been establishing our facilities, recruiting personnel, conducting development of our product candidates, including clinical trials, and raising capital. Our principal operations are based in South San Francisco, California, and we operate in one segment.

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

Follow-on Offerings

In February 2017, we completed a follow-on offering and issued an aggregate of 5,867,347 shares of our common stock at a price of $24.50 per share, including 765,306 shares of our common stock sold directly to the underwriters when they exercised their over-allotment option at the price of $24.50 per share. We received total proceeds of approximately $135.6 million from the offering, net of underwriting discounts and commissions, and offering expenses.

In December 2017, we completed a follow-on offering and issued 2,631,579 shares of common stock at a price of $38.00 per share with proceeds of $96.4 million net of underwriting costs and commissions, and estimated offering expenses. In addition, in January 2018, we sold an additional 394,736 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $38.00 per share for proceeds of $14.5 million net of underwriting costs and commissions, which was not reflected on the consolidated balance sheets as of December 31, 2017.

Common Stock Sales Agreement

In August 2017, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) to create an at-the-market equity program, under which we may issue and sell from time to time shares of our common stock having an aggregate offering price of up to $125.0 million through Cowen acting as our sales agent and/or principal. Upon delivery of a placement notice and subject to the terms and conditions of the sales agreement, Cowen will use its commercially reasonable efforts to sell the shares from time to time, based upon our instructions. Sales of our common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Stock Market or any other existing trading market for the common stock, at market prices or as otherwise agreed with Cowen. Under the sales agreement, Cowen will be entitled to a commission of up to 3.0% of the gross proceeds per share sold. We have no obligation to sell any shares under the sales agreement, and may at any time suspend offers under the sales agreement or terminate the sales agreement by giving written notice as specified in the sales agreement. As of the date of filing of this annual report on Form 10-K, we have not sold any shares of common stock under the sales agreement.

Need for Additional Capital

In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our research and development activities. As of December 31, 2017, we had an accumulated deficit of $298.0 million. We expect to

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

incur additional losses in the future to conduct product research and development and we anticipate the need to raise additional capital to fully implement our business plan. We intend to raise such capital through the issuance of additional equity, potentially through borrowings, and strategic alliances with partner companies. However, if such financing is not available at adequate levels or when it will be required, we will need to reevaluate our operating plans. We believe that our existing capital resources consisting of cash and cash equivalent and marketable securities will be sufficient to fund our operations for at least the next twelve months from the date of issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain prior year amounts in the consolidated statements of operations and comprehensive loss have been reclassified to conform to the current year’s presentation. The results of the reclassification had no impact on the previously reported results of operations or financial condition as of December 31, 2016.

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

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

We regularly review all of our investments for other-than-temporary declines in estimated fair value. Our review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. When we determine that the decline in estimated fair value of an investment is below the amortized cost basis and the decline is other-than-temporary, we reduce the carrying value of the security and record a loss for the amount of such decline.

Fair Value Measurement

The carrying amounts of certain financial instruments, including cash and cash equivalents, other receivables as included in other assets, current, restricted cash, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

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

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

Leases

We enter into lease agreements for our office and laboratory facilities. These leases are classified as operating leases. Rent expense is recognized on a straight-line basis over the noncancelable term of the lease and, accordingly, we record the difference between cash rent payments and the recognition of rent expense as a deferred rent liability, which is included within other liabilities on the consolidated balance sheet. Incentives granted under our facilities leases, including rent holiday and allowances to fund leasehold improvements, are deferred and are recognized as adjustments to rental expense on a straight-line basis over the noncancelable term of the lease.

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

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

We recognize benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits, as the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. It is our policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. To date, there have been no interest or penalties incurred in relation to the unrecognized tax benefits.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given our net loss.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. In January 2018, the FASB issued a proposed amendment to ASU 842 that would provide an entity the optional transition method to initially account for the impact of the adoption with a cumulative adjustment to accumulated deficit on the effective date of the ASU, January 1, 2019 rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. ASU 842 provides practical expedients that allow entities to not (i) reassess whether any expired or existing contracts are considered or contain leases; (ii) reassess the lease classification for any expired or existing leases; and (iii) reassess initial direct costs for any existing leases. We are in the process of analyzing initial data gathered to evaluate the impact of adopting the ASU on its consolidated financial statements and the related systems required to capture the increased reporting and disclosures associated with the ASU. We plan to adopt the standard on January 1, 2019 and expect to elect the use of practical expedients. If the proposed amendment to ASU 842 is adopted, we plan to elect the transition method for adoption as described above.

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

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Our financial instruments consist of cash and cash equivalents, marketable securities, other receivables as included in other assets, current, restricted cash, accounts payable and accrued liabilities. Cash and cash equivalents, marketable securities and restricted cash are reported at their respective fair values on our Consolidated Balance Sheets. The remaining financial instruments are reported on our Consolidated Balance Sheets at cost that approximate current fair values due to their relatively short maturities.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$134,744	$134,744	$—	$—
Corporate debt securities	46,977	—	46,977	—
U.S. government agency securities	54,989	—	54,989	—
Certificates of deposits	9,129	—	9,129	—
U.S. government securities	20,007	—	20,007	—

Total financial assets	$265,846	$134,744	$131,102	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$72,597	$72,597	$—	$—
Corporate debt securities	48,531	—	48,531	—
U.S. government agency securities	39,712	—	39,712	—
Certificates of deposits	19,117	—	19,117	—
U.S. government securities	7,999	—	7,999	—

Total financial assets	$187,956	$72,597	$115,359	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. At December 31, 2017, the weighted average remaining contractual maturities of our Level 2 investments was less than one year and all of these investments are rated A-1/P-1/F1 or A/A2, or higher by Moody’s, S&P and Fitch. There were no transfers between Level 1 and Level 2 during the periods presented.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

4. Available-for-Sale Securities

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents, restricted cash, or marketable securities in our Consolidated Balance Sheets (in thousands):

	December 31, 2017				December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Financial Assets:
Money market funds	$134,744	$—	$—	$134,744	$72,597	$—	$—	$72,597
Corporate debt securities	47,108	—	(131)	46,977	48,594	2	(65)	48,531
U.S. government agency securities	55,170	—	(181)	54,989	39,763	1	(52)	39,712
Certificates of deposits	9,142	—	(13)	9,129	19,169	—	(52)	19,117
U.S. government securities	20,018	—	(11)	20,007	7,999	—	—	7,999

Total	$266,182	$—	$(336)	$265,846	$188,122	$3	$(169)	$187,956

The following table summarizes the classification of the available-for-sale securities on our Consolidated Balance Sheets (in thousands):

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$134,746	$82,696
Short-term marketable securities	116,493	55,202
Long-term marketable securities	14,607	50,058

Total	$265,846	$187,956

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at December 31, 2017 were temporary in nature. All unrealized losses from all marketable securities at December 31, 2017 are not material.

5. Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2017	2016
Laboratory equipment	$5,715	$3,895
Computer equipment	1,594	972
Leasehold improvements	12,642	678
Construction-in-progress	419	137

Total property and equipment	20,370	5,682
Less: accumulated depreciation and amortization	(3,799)	(3,262)

Property and equipment, net	$16,571	$2,420

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Depreciation expense was $1.7 million for the year ended December 31, 2017, $1.2 million for the year ended December 31, 2016 and $0.9 million for the year ended December 31, 2015.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Accrued clinical and manufacturing expenses	$8,035	$4,759
Accrued professional and consulting services	1,007	507
Other	1,093	53

Total accrued liabilities	$10,135	$5,319

Other liabilities, current and noncurrent

Other liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Restricted shares subject to repurchase, current	$373	$846
Deferred rent, current	—	61
Other payable	—	2

Total other liabilities, current	$373	$909

Restricted shares subject to repurchase, noncurrent	$161	$534
Deferred rent, noncurrent	11,491	29

Total other liabilities, noncurrent	$11,652	$563

6. Stockholders’ Equity

Common Stock Reserved for Issuance

We have reserved sufficient shares of common stock for issuance upon the exercise of stock options, vesting of restricted stock units and restricted shares subject to future vesting. Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of any preferred stockholders. As of December 31, 2017, no common stock dividends had been declared by the board of directors.

We have reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2017	2016
Restricted shares subject to future vesting	241,617	672,112
Restricted stock units	820,713	—
Options issued and outstanding	2,945,901	2,769,702
Shares available for future grant under the 2015 Plan and 2017 Inducement Equity Plan	1,708,680	1,401,153
Employee stock purchase plan	186,033	76,118

Total	5,902,944	4,919,085

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

Restricted shares subject to repurchase were as follows:

	December 31,
	2017	2016
Restricted shares subject to repurchase:
Shares issued pursuant to the 2012 Stock Option and Grant Plan	241,617	672,112

Total restricted shares subject to repurchase	241,617	672,112

7. Share-based Compensation

2017 Inducement Equity Plan

In January 2017, we adopted the 2017 Inducement Equity Plan (the “2017 Inducement Plan”). Under the 2017 Inducement Plan, 300,000 shares of our common stock were initially reserved for the issuance of non-qualified stock options and other equity-based awards to induce highly-qualified prospective officers and employees who are not currently employed by us or our subsidiaries to become employed with our company. The number of shares initially reserved for grant is subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock. As of December 31, 2017, there were 170,000 shares reserved for the future issuance of equity awards under the 2017 Inducement Plan.

2015 Stock Option and Incentive Plan

In July 2015, we adopted the 2015 Stock Option and Incentive Plan (the “2015 Plan”). Under the 2015 Plan, 1,430,000 shares of our common stock were initially reserved for the issuance of stock options, restricted stock, and other equity-based awards to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by our stockholders at inception. Awards granted under the 2015 Plan expire no later than 10 years from the date of grant. For incentive stock options and non-statutory stock options, the option price shall not be less than 100% of the fair market value on the day of grant. If at the time we grant an option and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all our classes of stock, the option price is required to be at least 110% of the fair market value on the day of grant. Options granted typically vest over a 4-year period but may be granted with different vesting terms.

2012 Stock Option and Grant Plan

In 2012, the Company adopted the 2012 Stock Option and Grant Plan (the “2012 Plan”) under which our Board of Directors was authorized to grant incentive stock options to employees, including officers and members of the Board of Directors who are also employees of ours, and non-statutory stock options (options that do not

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

qualify as incentive options) and/or our restricted stock and other equity-based awards to employees, officers, directors, or consultants of ours. Previously, we had initially reserved 2,785,713 shares of common stock for issuance under the 2012 Plan. On April 9, 2015 we increased the number of shares available under the 2012 Plan by 1,000,000 to a total of 3,785,713 shares. Awards granted under the 2012 Plan expire no later than 10 years from the date of grant. Upon adoption of the 2015 Plan, no new awards or grants are permitted under the 2012 Plan.

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans, including the 2017 Inducement Plan, 2015 Plan and the 2012 Plan and related information (in thousands, except share and per share amounts and term):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding — December 31, 2016	2,769,702	$11.99	7.81
Options granted	1,001,990	25.08
Options exercised	(578,455)	4.87
Options canceled	(247,336)	16.12

Outstanding — December 31, 2017	2,945,901	$17.50	8.25	$65,041

Vested and exercisable — December 31, 2017	1,259,657	$13.91	7.74	$32,427

Vested and expected to vest — December 31, 2017	2,945,901	$17.50	8.25	$65,041

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value our common stock as of December 31, 2017. The total intrinsic value of options exercised was $11.3 million for the year ended December 31, 2017, $2.4 million for the year ended December 31, 2016 and $0.4 million for the year ended December 31, 2015. The weighted-average estimated fair value of stock options granted was $16.19 for the year ended December 31, 2017, $11.74 for the year ended December 31, 2016 and $8.56 for the year ended December 31, 2015.

Stock Options Granted to Employees with Service-based Vesting Valuation Assumptions

The fair values of stock options granted to employees were calculated using the following assumptions:

Year Ended December 31,
	2017	2016	2015
Expected term (in years)	5.3-6.1	5.3-6.1	5.3-6.3
Volatility	68.9%-75.6%	70.6%-82.3%	73.8%-87.6%
Risk-free interest rate	1.8%-2.3%	1.1%-2.1%	1.5%-1.8%
Dividend yield	—	—	—

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

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

Expected Volatility—Prior to the IPO in August 2015, we were privately held and did not have any trading history for our common stock; accordingly, the expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. When selecting comparable publicly traded biopharmaceutical companies on which we have based our expected stock price volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. Sufficient trading history does not yet exist for our common stock, therefore the estimate of expected volatility is based on the volatility of the selected companies with similar products under development, market, size and other factors as well as the historical volatility of our own common stock since it began trading subsequent to our IPO in August 2015.

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

Stock Options Granted to Non-employees with Service-Based Vesting Valuation Assumptions

Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned. There are no stock options granted to non-employees outstanding as of December 31, 2017. The fair value of the stock options granted during years ended December 31, 2016 and December 31, 2015 is calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2016	2015
Expected term (in years)	9.5	4.0-9.9
Volatility	78.0%	73.4%-91.2%
Risk-free interest rate	1.74%	0.8-2.7%
Dividend yield	—	—

Common Stock Issued for License Agreement

In September 2015, we executed an agreement with the Regents of the University of California, or the Regents, for an exclusive license to those rights the Regents may own in certain patents and patent applications

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

relating to voxelotor and voxelotor analogs, and in exchange have committed to pay a royalty of less than 1% on future net sales. In connection with this agreement we issued 85,714 shares of our common stock with an estimated fair value of $4.5 million, which was recorded in research and development expense in our consolidated statements of operations.

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

The following table summarizes activity of RSUs granted to employees with service-based vesting under the 2017 Inducement Plan and 2015 Plan and related information (in thousands, except share, per share amounts and vesting period):

	Number of RSUs	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period (years)	Aggregate Intrinsic Value
Non-vested units — December 31, 2016	—	$—	—	$—
RSUs granted	520,940	24.74
RSUs vested	(42,679)	21.48
RSUs forfeited	(10,798)	29.24

Non-vested units — December 31, 2017	467,463	$24.93	1.71	$18,395

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

A summary of our unvested restricted stock for the year ended December 31, 2017 is as follows:

	Number of RSPs	Weighted Average Grant Date Fair Value per Share
Outstanding — December 31, 2016	672,112	$1.10
RSPs vested	(306,389)	0.90
Repurchased by Company	(124,106)	0.84

Outstanding — December 31, 2017	241,617	$1.46

Restricted Stock Purchases with Service-Based Vesting

RSPs granted during the years ended December 31, 2015 generally vest over four years, subject to the individual holder’s continued service relationship with us. There were no RSPs granted during the years ended

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016. The restricted common stock granted to an employee is valued using the Black-Scholes-Merton option-pricing model based on the common stock fair value at the time of the grant. For restricted common stock issued to consultants, we remeasure the fair value of the restricted shares as they vest at each reporting period using the Black-Scholes-Merton option-pricing model reflecting the remaining vesting period.

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

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

The following table summarizes activity of the market-condition awards under the 2015 Plan and related information (in thousands, except share, per share amounts and vesting period):

	Number of units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period (years)	Aggregate Intrinsic Value
Non-vested market-condition awards — December 31, 2016	—	$—	—
Granted	365,250	15.15
Vested	—	—
Forfeited	(12,000)	15.15

Non-vested market-condition awards — December 31, 2017	353,250	$15.15	0.73	$13,900

The following table summarizes the assumptions used to estimate the fair value of the market-condition awards during the year ended December 31, 2017:

Valuation date stock price	$28.55
Volatility	65.6%
Risk-free interest rate	1.4%
Dividend yield	—

At December 31, 2017, total unrecognized compensation expense related to unvested market-condition awards was $3.2 million, which is expected to be recognized over their respective remaining derived service periods. The weighted average derived service period is 1.12 years. For the year ended December 31, 2017, we recognized $2.2 million in stock-based compensation expense related to the market-condition awards.

On April 9, 2015, our Board of Directors granted a market-condition award to our Chief Executive Officer of 99,285 shares of restricted common stock under the 2012 Plan, with a purchase price of $3.40 per share, which the Board of Directors determined was the fair market value on the grant date. The market-condition award did not vest until our market capitalization (determined based on the number of shares of common stock outstanding multiplied by the closing market price for our common stock as reported on NASDAQ) exceeded at least $2.0 billion for 20 consecutive trading days on or before the date twenty-four (24) months after the closing of our IPO. During the year ended December 31, 2017, the market capitalization goal was not met within the timeframe required for achievement; accordingly, 99,285 shares of restricted stock associated with the market condition award were repurchased by us.

The fair value of the market-condition award of $0.70 was determined on the grant date utilizing a lattice model with an expected term of 2.4 years. In August 2015, we began to recognize compensation costs for this award concurrent with the closing of our IPO. The compensation cost for the awards with a market condition is not reversed when the market condition is not satisfied.

Employee Stock Purchase Plan

In July 2015, we adopted the 2015 Employee Stock Purchase Plan (the “2015 ESPP”). Under the 2015 ESPP our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2015 ESPP provides for offering periods of six months in duration. The purchase periods end on either January 31st or July 31st. Contributions under the 2015 ESPP are limited to a maximum of 15% of

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

an employee’s eligible compensation. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. During 2017, 76,585 shares were issued under the ESPP for $1.0 million.

The fair values of the rights granted under the 2015 ESPP were calculated using the following assumptions:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Expected term (in years)	0.5	0.5
Volatility	60.1-63.5%	83.1-84.6%
Risk-free interest rate	0.7-1.2%	0.4-0.5%
Dividend yield	—%	—%

Stock-Based Compensation Expense

Total stock-based compensation recognized by our research and development function and our general and administrative function was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$5,905	$4,153	$2,031
General and administrative	7,777	5,082	1,192

Total stock-based compensation expense	$13,682	$9,235	$3,223

During the year ended December 31, 2016, we recorded charges of $1.5 million relating to the fair value of stock options which were modified for two terminated employees. $0.9 million of these charges were classified as research and development expenses and the remaining $0.6 million of these charges were classified as general and administrative expenses.

Total stock-based compensation recognized by employees and non-employees was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Employee	$13,682	$9,003	$2,359
Non-employee	—	232	864

Total stock-based compensation expense	$13,682	$9,235	$3,223

Unrecognized Stock-Based Compensation Expense and Weighted-Average Remaining Amortization Period

As of December 31, 2017 the unrecognized stock-based compensation cost, net of expected forfeitures, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows (in thousands, except amortization period):

	Unrecognized Compensation Cost	Weighted-average remaining amortization period (years)
Options	$20,969	2.4
Restricted stock purchases	300	0.9
Restricted stock units	13,670	2.2
ESPP	53	0.1

Total stock-based compensation expense	$34,992	2.3

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

8. Defined Contribution Plan

In 2013, we began to sponsor a 401(k) retirement plan, in which substantially all of our full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. Prior to 2015, we had not provided any contributions to the plan. We made contributions to the Plan for eligible participants, and recorded contribution expenses of $0.3 million for the year ended December 31, 2017, $0.2 million for the year ended December 31, 2016 and $33,000 for the year ended December 31, 2015.

9. Income Taxes

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, our net deferred tax assets as of December 31, 2017 were significantly reduced to reflect the estimated impact of the Tax Act. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The significant reduction in our net deferred tax assets are fully offset by a reduction in valuation allowance, resulting in no impact to our income tax expense.

The components of the loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Loss before provision for income taxes:
United States	$(101,288)	$(70,103)	$(46,360)
International	(15,736)	(12,365)	—

	$(117,024)	$(82,468)	$(46,360)

No provision for income taxes was recorded for the years ended December 31, 2017, December 31, 2016 and December 31, 2015. We have incurred net operating losses for all the periods presented. We have not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements. We have established a full valuation allowance against the related deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory income tax rate	34.0%	34.0%	34.0%
Non-deductible changes in fair value and other	0.7	3.9	(4.8)
Federal and state tax credits	7.3	8.3	1.4
Change in valuation allowance	(14.8)	(41.1)	(30.6)

Foreign rate differential	(4.6)	(5.1)	—
Officer compensation limitation	(0.9)	—	—
Tax reform – tax rate change	(21.7)	0.0%	0.0%

Provision for Taxes	0.0%	0.0%	0.0%

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$51,448	$51,348
Tax credits	32,732	15,167
Property and equipment	116	9
Accruals and reserves	1,668	1,739
Stock based compensation	1,915	1,859

Gross deferred tax assets	87,879	70,122
Valuation allowance	(87,879)	(70,122)

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. We have established a valuation allowance to offset deferred tax assets as of December 31, 2017 and 2016 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. The valuation allowance increased approximately $17.8 million, $34.0 million, and $16.7 million during the years ended December 31, 2017, 2016, and 2015, respectively. The increase in the valuation allowance is mainly related to the increase in net operating loss carryforwards generated during the respective taxable years.

At December 31, 2017, we had net operating loss carryforwards for Federal income tax purposes of $194.5 million which are available to offset future taxable income, if any, through 2036. We also had net operating loss carryforwards for state income tax purposes of $151.9 million which are available to offset future taxable income, if any. They begin to expire 2032 through 2036. As of December 31, 2017, we had research and development/orphan drug tax credit carryforwards of approximately $30.0 million and $3.4 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. If not utilized, the federal credit carryforwards will begin expiring in 2031, and the state credits carryforward indefinitely.

In general, if we experience a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California has similar laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. We have not utilized any NOL carryovers through December 31, 2017. In addition, our deferred tax assets are subject to full valuation allowance, and thus no benefit for deferred tax assets are recorded on our books. Our ability to use the remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership.

No liability related to uncertain tax positions is recorded on the consolidated financial statements. All uncertain tax positions are currently recorded as a reduction to our deferred tax asset. It is our policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2017	2016
Balance at beginning of year	$5,296	$1,005
Additions based on tax positions related to current year	6,346	4,291
Decreased for prior period positions	(492)

Unrecognized tax benefit - December 31	$11,150	$5,296

We do not expect that our uncertain tax positions will materially change in the next twelve months. The reversal of the uncertain tax benefits will not impact our effective tax rate as we continue to maintain a full valuation allowance against our deferred tax assets.

We file income tax returns in the United States, California and other states. We are not currently under examination by income tax authorities in federal, state or other jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits.

10. Related Party Transactions

Our related parties include Third Rock Ventures, LLC (“TRV”) and one member of our Board of Directors is also a partner in TRV. Management and advisory fee expense incurred with TRV were zero for the years ended December 31, 2017 and 2016, and $65,000 for the year ended December 31, 2015 for services which we requested from TRV. We had no outstanding payable to TRV as of December 31, 2017 and December 31, 2016.

11. Commitments and Contingencies

Facilities

In March 2017, we entered into a noncancelable operating lease (the “Lease”) for approximately 67,185 square feet of space in South San Francisco, California (the “New Facility”). The date on which we became responsible for paying rent under the Lease was December 15, 2017 (the “Rent Commencement Date”). The Lease expires 10 years after the Rent Commencement Date. The Lease grants us an option to extend the Lease for an additional 10-year period. Future minimum rental payments under the Lease during the 10-year term are $48.3 million in the aggregate. The Lease further provides that we are obligated to pay to the landlord certain costs, including taxes and operating expenses. The Lease term commenced in November 2017 as we gained control over physical access to the New Facility. We have capitalized $12.4 million of costs in leasehold improvements, as included in property and equipment, net, for construction of leasehold improvements at the New Facility as of December 31, 2017. These leasehold improvements were acquired with the tenant inducement of $11.1 million provided under the Lease and our capital resources of $1.3 million.

We provided a standby letter of credit of $0.9 million as security for our obligations under the Lease which was issued in March 2017. This standby letter of credit is classified as restricted cash.

Previously, we leased approximately 36,740 square feet of office and lab space located in South San Francisco, California (the “Former Facility”). All of our lease agreements associated with the Former Facility expire on or before April 2018. We terminated one of the lease agreements for our Former Facility prior to its

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

expiration date without incurring termination cost. The remainder of the lease agreements associated with our Former Facility expired by December 31, 2017. We accelerated depreciation related to the leasehold improvements and certain assets that remained at the Former Facility. The incremental depreciation associated with acceleration of the useful life was $0.1 million for the year ended December 31, 2017.

Future aggregate minimum lease payments under the noncancelable operating leases are as follows (in thousands):

Year ending December 31,	Amount
2018	3,265
2019	4,400
2020	4,545
2021	4,694
Thereafter	31,360

Total	$48,264

Through February 2015, we were a party to a Space Sharing Agreement and a Shared Services Agreement with a biotechnology company that was also majority-owned by TRV. Under these agreements, specified expenses were shared equally between the two companies at cost and not subject to any markup or markdown. Under these agreements, we recorded reimbursements of $33,000 for the year ended December 31, 2015.

Rent expense for the facility operating leases consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Minimum rental	$2,001	$1,272	$971
Net reimbursement under Space Sharing Agreement	—	—	(10)

Facility rental expense, net	$2,001	$1,272	$961

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

Other

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. As of December 31, 2017, we have not recognized any liabilities for loss contingencies. We are not a party to any current litigation.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

12. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	December 31,
	2017	2016	2015
Options to purchase common stock	2,945,901	2,769,702	2,058,787
Restricted stock subject to future vesting	241,617	672,112	1,097,288
Restricted stock units	820,713	—	—
Common stock potentially issuable for ESPP purchases	—	8,386	9,491

Total	4,008,231	3,450,200	3,165,566

*****

Selected Quarterly Financial Information (unaudited)

The following table provides the selected consolidated quarterly financial data for 2017 and 2016:

	Quarter Ended
(in thousands, except per share amounts)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Loss from operations	$(41,914)	$(29,180)	$(24,430)	$(23,721)	$(27,460)	$(21,144)	$(17,806)	$(16,717)
Net loss	$(41,252)	$(28,557)	$(23,883)	$(23,332)	$(27,208)	$(20,985)	$(17,675)	$(16,600)
Basic and diluted net loss per common share	$(0.94)	$(0.66)	$(0.55)	$(0.60)	$(0.74)	$(0.58)	$(0.58)	$(0.56)

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management, including our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – 2013 Integrated Framework. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December  31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December  31, 2017.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	CONSOLIDATED FINANCIAL STATEMENTS

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws.	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate.	S-1/A	7/31/2015	4.1

4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated December 22, 2014	S-1	7/8/2015	4.2

4.3	First Amendment to Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated January 26, 2016	10-K	3/29/2016	4.3

10.1#	2012 Stock Option and Grant Plan and forms of award agreements thereunder	S-1	7/8/2015	10.1

10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-8	1/25/2017	99.1

10.3#	Employment Offer Letter Agreement by and between the Registrant and Ted W. Love, M.D., dated May 19, 2014	S-1	7/8/2015	10.3

10.4#	Employment Offer Letter Agreement by and between the Registrant and Jeffrey Farrow, dated February 19, 2016	8-K	4/4/2016	10.1

10.5#	Employment Offer Letter Agreement by and between the Registrant and Hing L. Sham, Ph.D., dated June 19, 2014	10-K	3/29/2016	10.5

10.6#	Termination Letter Agreement by and between the Registrant and Eleanor L. Ramos, M.D., dated November 7, 2016	10-K	3/13/2017	10.1

10.7	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers	S-1/A	7/31/2015	10.8

10.8#	2015 Employee Stock Purchase Plan	S-8	8/12/2015	99.3

10.9#	Senior Executive Cash Incentive Bonus Plan	8-K	1/12/2016	10.1

10.10#	2017 Inducement Equity Plan	S-8	1/25/2017	99.3

10.11#	Form of Non-Qualified Stock Option Agreement under Global Blood Therapeutics, Inc. 2017 Inducement Equity Plan	S-8	1/25/2017	99.4

10.12#	Form of Restricted Stock Unit Award Agreement under Global Blood Therapeutics, Inc. 2017 Inducement Equity Plan	S-8	1/25/2017	99.5

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.13#	Employment Offer Letter by and between the Registrant and Patricia Suvari, dated October 7, 2016	10-K	3/13/2017	10.17

10.14	Lease by and between the Company and HCP Oyster Point III LLC, dated March 17, 2017	8-K	3/22/2017	10.1

10.15	Sales Agreement by and between the Company and Cowen and Company, LLC, dated August 23, 2017	S-3ASR	8/23/2017	1.2

10.16#	Change in Control Policy	8-K	8/1/2017	10.1

21.1	Subsidiaries of the Registrant	S-1	6/10/2016	21.1

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page to this Annual Report)				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents management compensation plan, contract or arrangement.

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BLOOD THERAPEUTICS, INC.

By:	/s/ Ted W. Love
Ted W. Love, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ted W. Love Ted W. Love, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2018

/s/ Jeffrey Farrow Jeffrey Farrow	Chief Financial Officer (Principal Financial Officer)	February 27, 2018

/s/ Lesley A. Calhoun Lesley A. Calhoun	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2018

/s/ Willie L. Brown, Jr. Willie L. Brown, Jr.	Director	February 27, 2018

/s/ Charles Homcy Charles Homcy, M.D.	Director	February 27, 2018

/s/ Scott W. Morrison Scott W. Morrison	Director	February 27, 2018

/s/ Deval L. Patrick Deval L. Patrick	Director	February 27, 2018

Signature	Title	Date

/s/ Mark L. Perry Mark L. Perry	Director	February 27, 2018

/s/ Glenn F. Pierce Glenn F. Pierce, M.D., Ph.D.	Director	February 27, 2018

/s/ Philip A. Pizzo Philip A. Pizzo, M.D.	Director	February 27, 2018

/s/ Wendy Yarno Wendy Yarno	Director	February 27, 2018