Form 10-Q
period 2018-03-31
Global Blood Therapeutics, Inc.
filed 2018-05-07
CIK 1629137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, there were 51,825,849 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$455,637	$198,332
Short-term marketable securities	87,949	116,493
Prepaid expenses and other current assets	10,264	9,487

Total current assets	553,850	324,312
Property and equipment, net	17,414	16,571
Long-term marketable securities	992	14,607
Restricted cash	906	1,046
Other assets, noncurrent	214	184

Total assets	$573,376	$356,720

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,360	$7,177
Accrued liabilities	11,220	10,135
Accrued compensation	4,723	8,579
Other liabilities, current	657	373

Total current liabilities	23,960	26,264
Other liabilities, noncurrent	11,652	11,652

Total liabilities	35,612	37,916

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2018 and December 31, 2017; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of March 31, 2018 (unaudited) and December 31, 2017, respectively; 51,637,003 and 46,131,723 shares issued and outstanding as of March 31, 2018 (unaudited) and December 31, 2017, respectively	52	46
Additional paid-in capital	877,550	617,051
Accumulated other comprehensive loss	(325)	(336)
Accumulated deficit	(339,513)	(297,957)

Total stockholders’ equity	537,764	318,804

Total liabilities and stockholders’ equity	$573,376	$356,720

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$29,944	$17,283
General and administrative	12,751	6,438

Total operating expenses	42,695	23,721

Loss from operations	(42,695)	(23,721)
Other income (expense):
Interest income, net	1,173	441
Other expenses, net	(34)	(52)

Total other income, net	1,139	389

Net loss	(41,556)	(23,332)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities, net of tax	11	(13)

Comprehensive loss	$(41,545)	$(23,345)

Basic and diluted net loss per common share	$(0.87)	$(0.60)

Weighted-average number of shares used in computing basic and diluted net loss per common share	47,770,023	39,125,848

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,556)	$(23,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	670	333
Amortization of premium on marketable securities	93	184
Stock-based compensation	7,784	2,574
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(677)	(1,348)
Accounts payable	262	(1,263)
Accrued liabilities	125	2,482
Accrued compensation	(3,856)	(2,192)
Other liabilities	389	(13)

Net cash used in operating activities	(36,766)	(22,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(502)	(174)
Purchase of marketable securities	—	(78,741)
Maturities of marketable securities	42,076	9,287

Net cash provided by (used in) investing activities	41,574	(69,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in public offering, net	254,940	135,705
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	2,821	1,076
Tax paid related to net shares settlement of equity awards	(5,404)	—

Net cash provided by financing activities	252,357	136,781

Net increase in cash, cash equivalents and restricted cash	257,165	44,578
Cash, cash equivalents and restricted cash at beginning of period	199,378	92,212

Cash, cash equivalents and restricted cash at end of period	$456,543	$136,790

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Accrued purchase of property and equipment	$1,087	$110

Accrued offering costs	$127	$88

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Follow-on Offerings

In December 2017, we completed a follow-on offering and issued 2,631,579 shares of common stock at a price of $38.00 per share with proceeds of $96.4 million net of underwriting costs and commissions, and estimated offering expenses. In addition, in January 2018, we sold an additional 394,736 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $38.00 per share for proceeds of $14.5 million net of underwriting costs and commissions.

In March 2018, we completed a follow-on offering and issued an aggregate of 4,600,000 shares of our common stock at a price of $54.00 per share, including 600,000 shares of our common stock sold directly to the underwriters when they exercised their over-allotment option at the price of $54.00 per share. We received total proceeds of approximately $240.5 million from the offering, net of underwriting discounts and commissions, and estimated offering expenses.

Need for Additional Capital

In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our research and development activities. Since inception through March 31, 2018, we have incurred cumulative net losses of $339.5 million. We expect to incur additional losses in the future to conduct product research and development and we recognize the need to raise additional capital to fully implement our business plan. We intend to raise such capital through the issuance of additional equity, and potentially through borrowings, and strategic alliances with partner companies. However, if such financing is not available at adequate levels, we will need to re-evaluate our operating plans. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our cash requirements for at least the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

The accompanying unaudited interim condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K, filed with the SEC on February 27, 2018.

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

Significant Accounting Policies

There have been no material revisions in our significant accounting policies described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Accounting Pronouncements Adopted

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard provides guidance on eight specific cash flow classification issues. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We adopted ASU No. 2016-15 in the first quarter of 2018. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We adopted ASU No. 2016-18 in the first quarter of 2018 using a retrospective transition method to each period presented. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), which is intended to clarify and reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We adopted ASU No. 2017-09 in the first quarter of 2018. The adoption of this new standard did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment of ASU No. 2018-02 states an entity may elect to reclassify the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) on items within accumulated other comprehensive income to retained earnings. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. We believe that the adoption of this new standard will have no material impact on our consolidated financial position or results of operations and have not elected to early adopt the amendment.

In March 2018, the FASB issued ASU No. 2018-04, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273. The amendment of ASU No. 2018-03 adds, amends and supersedes variance paragraphs that contain SEC guidance in ASC 320, Investments-Debt Securities and ASC 980, Regulated Operations. The amendments in this update were effective upon issuance in March 2018. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment of ASU No. 2018-05 adds variance paragraphs that contain SEC guidance in ASC 740, Income Taxes and SEC Staff Accounting Bulletin No. 118. The amendments in this update were effective upon issuance in March 2018. The adoption of this new standard did not have a material impact on our consolidated financial statements.

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

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$455,554	$455,554	$—	$—
Corporate debt securities	33,261	—	33,261	—
U.S. government agency securities	44,197	—	44,197	—
Certificates of deposits	6,479	—	6,479	—
U.S. government securities	5,004	—	5,004	—

Total financial assets	$544,495	$455,554	$88,941	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$134,744	$134,744	$—	$—
Corporate debt securities	46,977	—	46,977	—
U.S. government agency securities	54,989	—	54,989	—
Certificates of deposits	9,129	—	9,129	—
U.S. government securities	20,007	—	20,007	—

Total financial assets	$265,846	$134,744	$131,102	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. At March 31, 2018 and December 31, 2017, the weighted average remaining contractual maturities of our Level 2 investments was less than one year and all of these investments are rated A-1/P-1/F1 or A/A2, or higher by Moody’s, S&P and Fitch. There were no transfers between Level 1 and Level 2 during the periods presented.

4. Available-for-Sale Securities

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents, restricted cash, or marketable securities in our condensed consolidated balance sheets (in thousands):

	March 31, 2018				December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Financial Assets:
Money market funds	$455,554	$—	$—	$455,554	$134,744	$—	$—	$134,744
Corporate debt securities	33,411	—	(150)	33,261	47,108	—	(131)	46,977
U.S. government agency securities	44,360	—	(163)	44,197	55,170	—	(181)	54,989
Certificates of deposits	6,489	—	(10)	6,479	9,142	—	(13)	9,129
U.S. government securities	5,006	—	(2)	5,004	20,018	—	(11)	20,007

Total	$544,820	$—	$(325)	$544,495	$266,182	$—	$(336)	$265,846

The following table summarizes the classification of the available-for-sale securities on our condensed consolidated balance sheets (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$455,554	$134,746
Short-term marketable securities	87,949	116,493
Long-term marketable securities	992	14,607

Total	$544,495	$265,846

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities were temporary in nature during the periods presented. Gross unrealized gains or losses from all marketable securities were not significant at either March 31, 2018 or December 31, 2017.

5. Balance Sheet Components

Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Laboratory equipment	$6,118	$5,715
Computer equipment	1,599	1,594
Leasehold improvements	13,785	12,642
Construction-in-progress	381	419

Total property and equipment	21,883	20,370
Less: accumulated depreciation and amortization	(4,469)	(3,799)

Property and equipment, net	$17,414	$16,571

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued clinical and manufacturing expenses	$9,890	$8,035
Accrued professional and consulting services	1,047	1,007
Other	283	1,093

Total accrued liabilities	$11,220	$10,135

Other liabilities, current and noncurrent

Other liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Restricted shares subject to repurchase, current	$350	$373
Deferred rent, current	276	—
Other payable	31	—

Total other liabilities, current	$657	$373

Restricted shares subject to repurchase, noncurrent	$80	$161
Deferred rent, noncurrent	11,572	11,491

Total other liabilities, noncurrent	$11,652	$11,652

6. Stock Based Compensation

We have three stock-based compensation plans – the 2017 Inducement Equity Plan (the “2017 Inducement Plan”), the 2015 Stock Option and Incentive Plan (the “2015 Plan”) and the 2012 Stock Option and Grant Plan (the “2012 Plan”). As of March 31, 2018, there were 67,550 shares reserved under the 2017 Inducement Plan and 2,439,771 shares reserved under the 2015 Plan for the future issuance of equity awards. Upon adoption of the 2015 Plan in July 2015, no new awards or grants are permitted under the 2012 Plan. See Note 7 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information related to these stock-based compensation plans.

Stock Options

The following summarizes option activity under the 2017 Inducement Plan, 2015 Plan and 2012 Plan:

	Number of Options	Weighted- Average Exercise Price
Outstanding — December 31, 2017	2,945,901	$17.50
Options granted	705,708	59.16
Options exercised	(259,150)	8.37
Options canceled	(12,909)	33.21

Outstanding — March 31, 2018	3,379,550	$26.84

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended March 31,
	2018	2017
Expected term (in years)	6.1	6.1
Volatility	69.1%-69.3%	71.9%-73.3%
Risk-free interest rate	2.6%-2.7%	2.0%-2.2%
Dividend yield	—	—

Restricted Stock Units

The following table summarizes activity of RSUs granted to employees with service-based vesting under the 2017 Inducement Plan and 2015 Plan and related information (in thousands, except share, per share amounts and vesting period):

	Number of RSUs	Weighted- Average Grant Date Fair Value
Non-vested units — December 31, 2017	467,463	$24.93
RSUs granted	460,535	59.17
RSUs vested	(48,476)	21.82
RSUs forfeited	(3,566)	52.18

Non-vested units — March 31, 2018	875,956	$42.87

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

During the quarter ended March 31, 2018, certain market capitalization milestones were achieved, resulting in vesting of related market-condition RSUs. For the quarter ended March 31, 2018, we recognized $2.2 million in stock-based compensation expense related to the market-condition awards (allocated as $0.2 million for research and development expense and $2.0 million for general and administrative expense). The following table summarizes activity of the market-condition awards under the 2015 Plan and related information (in thousands, except share, per share amounts and vesting period):

	Number of units	Weighted- Average Grant Date Fair Value
Non-vested market-condition awards — December 31, 2017	353,250	$15.15
Granted	—	—
Vested	(188,400)	18.22
Forfeited	—	—

Non-vested market-condition awards — March 31, 2018	164,850	$11.64

Employee Stock Purchase Plan

In July 2015, we adopted the 2015 Employee Stock Purchase Plan (the “2015 ESPP”). Under the 2015 ESPP our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. As approved by the Compensation Committee of the Board of Directors in December 2017, the 2015 ESPP provides for offering periods of two years in duration with purchase periods occurring every six months during an offering period. Contributions under the 2015 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares.

The fair values of the rights granted under the 2015 ESPP were calculated using the following assumptions:

	Three Months Ended March 31,
	2018	2017
Expected term (in years)	0.5 - 2	0.5
Volatility	64.6%-66.8%	63.5%
Risk-free interest rate	1.6%-2.2%	0.7%
Dividend yield	—	—

Stock-Based Compensation Expense

Total stock-based compensation recognized by function was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$2,968	$1,073
General and administrative	4,816	1,501

Total stock-based compensation expense	$7,784	$2,574

7. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Options to purchase common stock	3,379,550	3,005,956
Restricted stock units	1,040,806	368,130
Restricted stock awards subject to future vesting	170,371	593,791
Common stock potentially issuable for ESPP purchases	—	18,669

Total	4,590,727	3,986,546

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018, or our Annual Report.

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

We are currently evaluating voxelotor in adult and adolescent patients with SCD in a Phase 3 clinical trial, which we call the HOPE Study. In addition, we are evaluating the safety and pharmacokinetics of single and multiple doses of voxelotor in adolescent and pediatric patients with SCD in a Phase 2a clinical trial, which we call the HOPE-KIDS 1 Study, and in July 2017 we announced that we have expanded this open-label trial to include a new single-dose cohort in children aged 6-11. In October 2015, the Food and Drug Administration, or FDA, granted Fast Track Designation for voxelotor for the treatment of SCD. In December 2015, the FDA granted Orphan Drug Designation for voxelotor for the treatment of SCD. In November 2016 voxelotor was granted Orphan Drug Designation in Europe for the treatment of SCD. In June 2017, the European Medicines Agency, or EMA, granted PRIME designation for voxelotor for the treatment of SCD. The PRIME program is a new regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need. In September 2017, the FDA granted Rare Pediatric Disease designation to voxelotor for the treatment of SCD. In January 2018, the FDA granted Breakthrough Designation to voxelotor for the treatment of SCD.

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

We own or jointly own and have exclusively licensed rights to our product candidates in the United States, Europe and other major markets. We are the sole owner of issued U.S. patents covering voxelotor, including its composition of matter, methods of use, and a polymorph of voxelotor. These issued patents covering voxelotor will expire between 2032 and 2035, absent any applicable patent term extensions. We own or co-own additional pending patent applications in the United States and multiple foreign countries relating to voxelotor.

Beyond evaluation of voxelotor in SCD, we are also engaged in other research and development activities, all of which are currently in the pre-clinical phase. In addition, we regularly evaluate opportunities to in-license, acquire or invest in new business, technology or assets or engage in related discussions with other business entities.

Since our inception in 2011, we have devoted substantially all of our resources to identifying and developing our product candidates, including conducting clinical trials and nonclinical studies and providing general and administrative support for these operations.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $41.6 million and $23.3 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $339.5 million. To date, we have not generated any revenue. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We had $455.6 million in cash and cash equivalents and $88.9 million in marketable securities as of March 31, 2018.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,		$ Change	% Change
	2018	2017
	(in thousands, except percentages)
Operating expenses:
Research and development	$29,944	$17,283	$12,661	73%
General and administrative	12,751	6,438	6,313	98%

Total operating expenses	42,695	23,721	18,974	80%

Loss from operations	(42,695)	(23,721)	(18,974)	80%
Interest income, net	1,173	441	732	166%
Other expenses, net	(34)	(52)	18	(35)%

Net loss	$(41,556)	$(23,332)	$(18,224)	78%

Research and development

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	expenses incurred under agreements with consultants, third-party research and manufacturing organizations, and investigative clinical trial sites that conduct research and development activities on our behalf;

•	the costs related to production of clinical supplies, including fees paid to contract manufacturers;

•	laboratory and vendor expenses related to the execution of nonclinical studies and clinical trials; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2018	2017
Costs incurred by development program:
Voxelotor for the treatment of SCD	$23,132	$11,782	$11,350	96%
Other preclinical programs and voxelotor for the treatment of hypoxemic pulmonary disorders	6,812	5,501	1,311	24%

Total research and development expenses	$29,944	$17,283	$12,661	73%

Research and development expenses increased by $12.7 million or 73%, to $29.9 million for the three months ended March 31, 2018 from $17.3 million for the three months ended March 31, 2017. The increase was primarily due to increased internal and external expenses related to our SCD program for voxelotor of $11.4 million as we advanced this program, including expansion of our Phase 2a HOPE-KIDS 1 Study and incurred costs related to our Phase 3 HOPE Study in 2018. In addition, there was $3.1 million in increased internal and external costs associated with preclinical efforts for our other research-stage programs. The increase is partially offset by a $1.8 million decrease in expenses related to our former hypoxemic pulmonary disorders program that was discontinued in October 2017.

General and administrative

General and administrative expenses increased by $6.3 million or 98%, to $12.8 million for the three months ended March 31, 2018 from $6.4 million for the three months ended March 31, 2017. The increase was primarily due to an increase of $4.8 million in salaries and benefits, including $1.4 million of higher salary and benefit costs as a result of hiring additional personnel and $3.3 million of higher stock-based compensation expense, as a result of hiring additional personnel and vesting of market-condition stock awards for achievement of certain market capitalization milestones, and an increase of $1.6 million in other general and administrative expenses, such as professional and consulting services, due to the growth of our operations.

Liquidity, Capital Resources and Plan of Operations

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sale of equity securities. In December 2017, we completed a follow-on offering under the shelf registration statement on Form S-3ASR pursuant to which we issued an aggregate of 2,631,579 shares of our common stock at a price of $38.00 per share. In addition, in January 2018, we sold an additional 394,736 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $38.00 per share. We received aggregate proceeds of approximately $110.9 million from this follow-on offering, net of underwriting discounts and commissions, and estimated offering expenses. In March 2018, we completed a follow-on offering and issued an aggregate of 4,600,000 shares of our common stock at a price of $54.00 per share, including 600,000 shares of common stock sold directly to the underwriters when they exercised their over-allotment option at the price of $54.00 per share. We received total proceeds of approximately $240.5 million from the offering, net of underwriting discounts and commissions, and estimated offering expenses. As of March 31, 2018, we had $455.6 million in cash and cash equivalents and $88.9 million in marketable securities.

Our primary use of cash is to fund operations, which consist primarily of research and development expenditures. Cash used to fund operations is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance voxelotor through any completion of clinical development, to develop other potential product candidates we may identify and pursue and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:

•	the time and cost necessary to complete our ongoing Phase 3 HOPE Study and Phase 2a HOPE-KIDS 1 Study of voxelotor for the potential treatment of SCD;

•	the time and cost necessary to conduct and complete any additional clinical studies required to pursue regulatory approvals for voxelotor for SCD or any other indications, and the costs of post-marketing studies that could be required by regulatory authorities for any indications;

•	the progress, data and results of our Phase 3 HOPE Study and Phase 2a HOPE-KIDS 1 Study, as well as potential other clinical trials of voxelotor for the potential treatment of SCD and our potential future clinical trials;

•	the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our Phase 3 HOPE Study as well as our other multiple clinical trials of voxelotor for SCD and our potential future clinical trials;

•	the costs of obtaining clinical and commercial supplies of voxelotor and any other product candidates we may identify and develop;

•	our ability to advance our development programs, including our program for the clinical investigation of voxelotor in SCD patients through nonclinical and clinical development, as well as any other potential product candidate programs we may identify and pursue, and the timing and scope of these development activities;

•	our ability to successfully obtain any regulatory approvals from any regulatory authorities to market and sell voxelotor and any other product candidates we may identify and develop in any territory(ies);

•	our ability to successfully commercialize voxelotor and any other product candidates we may identify and develop in any territories;

•	the manufacturing, selling and marketing costs associated with the potential commercialization of voxelotor and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities in any territory(ies);

•	the amount and timing of sales and other revenues from voxelotor and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies and the costs and timing associated with any such acquisitions or in-licenses;

•	our ability to attract, hire and retain qualified personnel; and

•	the costs of maintaining, expanding and protecting our intellectual property portfolio.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash used in operating activities	$(36,766)	$(22,575)
Cash provided by (used in) investing activities	41,574	(69,628)
Cash provided by financing activities	252,357	136,781

Net increase in cash, cash equivalents and restricted cash	$257,165	$44,578

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2018 was $36.8 million, consisting of a net loss of $41.6 million, which was partially offset by non-cash charges of $7.8 million for stock-based compensation and $0.8 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to a decrease of $3.9 million in accrued compensation primarily due to the timing of annual employee bonus payments.

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

Cash flows from investing activities

Cash provided by investing activities for the three months ended March 31, 2018 was $41.6 million, consisting of maturities of marketable securities of $42.1 million, which is partially offset by purchase of property and equipment for our office and laboratory facility of $0.5 million.

Cash used in investing activities for the three months ended March 31, 2017 was $69.6 million from the purchase of marketable securities of $78.7 million, and purchase of property and equipment for our office and laboratory facility of $0.2 million, which are partially offset by maturities of marketable securities of $9.3 million.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2018 was $252.4 million, primarily from net proceeds of $254.9 million from the issuance of common stock in connection with our follow-on offering completed in January 2018 and March 2018 and to a lesser extent, proceeds of $2.8 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options, which are partially offset by $5.4 million tax paid related to net shares settlement of equity awards.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Contractual Obligations and Other Commitments

There have been no material changes outside the ordinary course of our business related to our contractual obligations during the three months ended March 31, 2018, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018.

Accounting Pronouncements Adopted

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard provides guidance on eight specific cash flow classification issues. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We adopted ASU No. 2016-15 in the first quarter of 2018. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We adopted ASU No. 2016-18 in the first quarter of 2018 using a retrospective transition method to each period presented. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), which is intended to clarify and reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We adopted ASU No. 2017-09 in the first quarter of 2018. The adoption of this new standard did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment of ASU No. 2018-02 states an entity may elect to reclassify the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) on items within accumulated other comprehensive income to retained earnings. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. We believe that the adoption of this new standard will have no material impact on our consolidated financial position or results of operations and have not elected to early adopt the amendment.

In March 2018, the FASB issued ASU No. 2018-04, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273. The amendment of ASU No. 2018-03 adds, amends and supersedes variance paragraphs that contain SEC guidance in ASC 320, Investments-Debt Securities and ASC 980, Regulated Operations. The amendments in this update were effective upon issuance in March 2018. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment of ASU No. 2018-05 adds variance paragraphs that contain SEC guidance in ASC 740, Income Taxes and SEC Staff Accounting Bulletin No. 118. The amendments in this update were effective upon issuance in March 2018. We believe that the adoption of this new standard did not have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of March 31, 2018 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A.	Risk Factors.

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed consolidated financial statements as of March 31, 2018 and December 31, 2017 and the notes accompanying those consolidated financial statements.

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

We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the three months ended March 31, 2018 and 2017 were $41.6 million and $23.3 million, respectively. As of March 31, 2018, we had an accumulated deficit of $339.5 million. We have not generated any revenue since our inception, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

•	continue to advance voxelotor in clinical development, including our ongoing Phase 3 HOPE Study and Phase 2a HOPE-KIDS 1 Study of voxelotor for the potential treatment of patients with SCD, and additional clinical trials ongoing in SCD patients;

•	establish and maintain manufacturing and supply relationships with third parties that can provide adequate supplies (in amount and quality) of voxelotor to support further clinical development and, if approved, commercialization;

•	seek and obtain regulatory and marketing approvals for voxelotor for SCD or any other indication we may pursue;

•	build a sales and marketing organization or enter into selected collaborations to commercialize voxelotor for any indication, if approved;

•	build a medical affairs organization to advance our engagement with healthcare providers and stakeholders;

•	advance our other programs through nonclinical and clinical development and commence development activities for any additional product candidates we may identify and pursue; and

•	expand our organization to support our research, development, medical, and commercialization activities and our operations as a public company.

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

We are currently advancing voxelotor through clinical development for SCD, including in a multi-national Phase 3 clinical trial in adult and adolescent patients called the HOPE Study that will enroll up to approximately 400 patients with SCD. We are also evaluating the safety and pharmacokinetics of single and multiple doses of voxelotor in a Phase 2a clinical trial in adolescent and pediatric patients with SCD, which we expanded to include a new single-dose cohort in children aged 6-11. Voxelotor is currently our only product candidate in clinical development, although we are conducting nonclinical research activities in other programs.

Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance voxelotor and other product candidates that we may identify and pursue in clinical trials. As of March 31, 2018 and December 31, 2017, we had working capital of $529.9 million and $298.0 million, respectively and capital resources consisting of cash and cash equivalents and short and long-term marketable securities totaling $544.6 million and $329.4 million, respectively. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities, will be sufficient to fund our operations for at least the next twelve months. Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully complete the development, regulatory approval process and commercialization of voxelotor or any other future product candidates.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to conduct and complete our ongoing Phase 3 HOPE Study and Phase 2a HOPE-KIDS 1 Study of voxelotor for the potential treatment of SCD;

•	the time and cost to conduct and complete any additional clinical studies required to pursue regulatory approvals for voxelotor for SCD or any other indication, and the costs of post-marketing studies that could be required by regulatory authorities for any indication;

•	the progress, data and results of our Phase 3 HOPE Study and Phase 2a HOPE-KIDS 1 Study, as well as potential other clinical trials of voxelotor for the potential treatment of SCD and our potential future clinical trials;

•	the progress, timing, scope and costs of our clinical trials, our nonclinical studies and other related activities, including our ability to enroll subjects in a timely manner in our Phase 3 HOPE Study as well as our other clinical trials of voxelotor for SCD and our potential future clinical trials;

•	the costs of obtaining clinical and commercial supplies of voxelotor and any other product candidates we may identify and develop;

•	our ability to advance our development programs, including our program for the clinical investigation of voxelotor in SCD patients through nonclinical and clinical development, as well as any other potential product candidate programs we may identify and pursue, and the timing and scope of these development activities;

•	our ability to successfully obtain any regulatory approvals from any regulatory authorities to market and sell voxelotor and any other product candidates we may identify and develop in any territory(ies);

•	our ability to successfully commercialize voxelotor and any other product candidates we may identify and develop in any territories;

•	the manufacturing, selling and marketing costs associated with the potential commercialization of voxelotor and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities in any territory(ies);

•	the amount and timing of sales and other revenues from voxelotor and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies;

•	our ability to attract, hire and retain qualified personnel; and

•	the costs of maintaining, expanding and protecting our intellectual property portfolio.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit or terminate our development or commercialization activities for voxelotor or for any other product candidates we may identify and pursue, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval of Our Product Candidates

If we are unable to obtain regulatory approval in one or more jurisdictions for voxelotor or any future product candidates that we may identify and develop, our business will be substantially harmed.

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities is lengthy and unpredictable, and depends upon numerous factors. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have not obtained regulatory approval for any product candidate, including voxelotor, and it is possible that neither voxelotor nor any other product candidates we may seek to develop in the future will ever obtain any regulatory approval.

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

We are heavily dependent on the success of voxelotor in our development program for sickle cell disease, and all of our other programs are still in the nonclinical development stage. If we are unable to successfully complete clinical development, obtain regulatory approval for, and commercialize voxelotor for SCD, or experience delays in doing so, our business will be materially harmed.

To date, we have invested a majority of our efforts and financial resources in the nonclinical and clinical development of our lead and initial product candidate voxelotor, including conducting nonclinical studies and clinical trials and providing general and administrative support for these operations. We do not have any other clinical product candidates, and our only clinical development program for voxelotor is in SCD. Our future success is highly dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize voxelotor for SCD, the only indication for which voxelotor is currently in clinical development. Before we can generate any revenues from sales of voxelotor, we must conduct substantial additional clinical development (including, among others, multiple ongoing clinical studies such as our Phase 3 HOPE Study and toxicology studies, and possibly additional future nonclinical studies and clinical trials to demonstrate safety and efficacy of voxelotor for SCD or any other potential indication we may pursue). In addition, we will need to seek and obtain regulatory approval for SCD or any other potential indication, secure an adequate manufacturing supply to support larger clinical trials and commercial sales and build a commercial organization. Further, the success of voxelotor as a potential commercial product will also depend on patent and trade secret protection, acceptance of voxelotor by patients, the medical community and third-party payors, its ability to compete with other therapies, the status and availability of healthcare coverage and adequate reimbursement, and maintenance of an acceptable safety and efficacy profile following approval, among other factors. If we do not achieve all of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize voxelotor, which would materially harm our business.

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

All of our other programs are in an early, nonclinical stage of research and development, and we have no other product candidates in clinical trials. Out of our ongoing internal early-stage nonclinical research, we have not selected any other product candidates that would enable the filing of an investigational new drug application, or IND. As a result, we are very dependent on voxelotor for our business, prospects, financial condition and results of operations.

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

We may not achieve key endpoints in the HOPE Study, or in other clinical trials where there is limited or no regulatory guidance regarding appropriate clinical endpoints, which would decrease the probability of obtaining marketing approval for voxelotor or any other product candidate we may develop. Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain regulatory approvals for voxelotor and any other product candidates that we may pursue, would have an adverse impact on our business, prospects, financial condition and results of operations.

Results of earlier studies may not be predictive of future clinical trial results, and initial studies may not establish an adequate safety or efficacy profile for voxelotor and other product candidates that we may pursue to justify proceeding to advanced clinical trials or an application for regulatory approval.

The results of nonclinical studies and clinical trials of voxelotor and of any future product candidates that we may pursue may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial may not necessarily predict final results. For example, we were previously pursuing the clinical development of voxelotor as a potential treatment for idiopathic pulmonary fibrosis, or IPF, and decided in October 2017 to halt development of voxelotor for IPF due to the totality of the data we obtained from two Phase 2a clinical trials and a Phase 1 study, which did not demonstrate sufficient overall clinical benefit to justify continuing the program. In addition, our nonclinical studies and clinical trials to date of voxelotor in SCD have involved mostly one genotype of SCD, known as HbSS, and the results of these studies may not be replicated in other genotypes of SCD in the HOPE Study or in subsequent clinical trials. The HOPE Study of voxelotor in SCD is not limited to only the HbSS genotype. Additionally, any positive results generated in our Phase 1/2 clinical trial of voxelotor in SCD in adults do not ensure that we will achieve similar results in the Phase 3 HOPE Study, which is enrolling both adult and adolescent patients, or in our ongoing Phase 2a HOPE-KIDS 1 Study, in adolescent and pediatric patients with SCD, which we expanded in July 2017 to include an additional single-dose cohort in children aged 6-11, or in any other potential studies of voxelotor. Our later stage clinical trials, including the HOPE Study, are expected to involve significantly broader patient populations than those in earlier clinical trials.

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

Before obtaining marketing approval from regulatory authorities for the sale of any our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We are conducting the ongoing Phase 2a HOPE-KIDS 1 Study and the ongoing Phase 3 HOPE Study of voxelotor, which will enroll up to approximately 400 SCD patients at multiple clinical sites located in the United States, Europe, Africa and the Middle East with top line data and results expected in the first half of 2019. We cannot guarantee that the HOPE-KIDS 1 Study, the HOPE Study or any other clinical trials for voxelotor or any other product candidates we may pursue will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays or failures in reaching a consensus with regulatory agencies on study design, including clinical endpoints sufficient to support an approval decision;

•	delays or failures to receive approval for conduct of clinical studies in one or more geographies which could result in delays in enrollment and availability of data and results;

•	delays or failures in reaching agreement on acceptable terms with a sufficient number of prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	delays in obtaining required Institutional Review Board, or IRB, or ethics committee approval for each clinical trial site;

•	delays in recruiting a sufficient number of suitable patients to participate in our clinical trials;

•	imposition of a clinical hold by any regulatory authority, including if imposed due to safety concerns after an inspection of our clinical trial operations or study sites;

•	failure by our CROs, clinical sites, participating clinicians or patients, other third parties or us to adhere to clinical trial, regulatory or legal requirements;

•	failure to perform in accordance with the FDA’s good clinical practices, or GCPs, or applicable regulatory requirements in other countries;

•	delays in the testing, validation, manufacturing and delivery of sufficient quantities of our product candidates or study related devices (such as the hand-held PRO instrument being used by patients in our HOPE Study) to the clinical sites and patients;

•	delays in having patients enroll or complete participation in a study in accordance with applicable protocols or protocol amendments, or return for post-treatment follow-up;

•	reduction in the number of participating clinical trial sites or patients, including by dropping out of a trial;

•	failure to address in an adequate or timely manner any patient safety concerns that arise during the course of a trial;

•	unanticipated costs or increases in costs of clinical trials of our product candidates;

•	the occurrence of serious adverse events or other safety concerns associated with our product candidates; or

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols or obtaining additional IRB or other approvals to conduct or complete clinical studies of our product candidates.

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

Further, if subjects in our clinical trials fail to comply with our dosing regimens or other requirements in our clinical trials, we may not be able to generate clinical data acceptable to the FDA or comparable regulatory authorities in our trials. For example, in our HOPE Study of voxelotor in adult and adolescent SCD patients, enrolled participants must use a PRO instrument to complete very frequent patient surveys generating data relevant to a secondary endpoint. If HOPE Study participants fail to comply consistently with these PRO-related steps and procedures, the quality of these study data and our ability to interpret these data and results could be impaired, and these data and results may not be acceptable to the FDA or comparable regulatory authorities or may be interpreted differently. If patients are unwilling or unable to participate in, complete or comply with the protocols for our studies for any reason, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of potential products may be delayed.

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

Access to expedited development and regulatory approval programs for voxelotor may not actually lead to a faster development or regulatory review or approval process.

We believe there may be an opportunity to accelerate the development and regulatory approval process for voxelotor through one or more of the FDA’s expedited programs, such as fast track, breakthrough therapy, accelerated approval or priority review, or through EMA’s new PRIME program, and we have pursued and intend to pursue such expedited programs for voxelotor. However, we cannot be assured that voxelotor or any other product candidates that we may develop will qualify for or benefit from any such programs in the United States or any foreign regulatory jurisdictions.

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

Access to any expedited program through the FDA or any other regulatory authority does not ensure faster development timelines or faster review or approval compared to conventional FDA or foreign regulatory procedures, and it does not change the standards for approval or ensure that we will obtain regulatory approval for voxelotor or any other product candidates we may develop. Furthermore, access to any expedited program may be withdrawn by the FDA or a foreign regulatory authority if it believes that the designation is no longer supported by data from our clinical development.

Although the FDA and the European Commission have each granted orphan drug designation for voxelotor for the potential treatment of SCD, we may not receive orphan drug designation for any other product candidates for which we may submit new applications for orphan drug designation, and any orphan drug designations that we have received or may receive in the future may not confer marketing exclusivity or other expected commercial benefits.

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

Even if we receive regulatory approval for voxelotor or any other product candidate that we may develop and pursue, we will be subject to ongoing regulatory obligations and scrutiny and may be subject to significant restrictions relating to product labeling, distribution or other post-marketing requirements.

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

In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMP’s. For voxelotor and any other product candidates we may pursue, we are wholly reliant on third party contract manufacturers for clinical as well as any commercial supplies of product candidates and products. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP requirements and must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities, and to comply with requirements concerning advertising and promotion for our products. In addition, we are subject to very rapid reporting obligations relating to any adverse events or serious adverse events relating to our product candidates and any approved products, if any. Our failure to report adverse events we become aware of within the prescribed timeframes could have serious negative consequences for our development programs, business and operations. In addition, any promotional communications or materials for prescription drugs are subject to a variety of complex legal and regulatory restrictions, including but not limited to consistency with the approved product’s approved label. Failure to obey these standard marketing requirements for any approved product (if any) could have serious negative consequences for our commercialization activities (if any), business and operations.

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

As a company, we have no experience with obtaining approval for, launching or commercializing any product candidates or products, or with complying with most of these complex ongoing regulatory requirements. It will take significant effort and management attention to address compliance with these requirements in any jurisdiction for which we seek any product approval. Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity even if significant liabilities do not result. Any failure to comply with these complex ongoing regulatory requirements may significantly and adversely affect our ability to obtain approval for, launch, commercialize and generate revenues from voxelotor or any future product candidates. If we are subject to regulatory sanctions or if regulatory approval for our product candidates is withdrawn or limited, our business, prospects, financial condition and results of operations would be significantly harmed.

Risks Related to Our Reliance on Third Parties

We rely, and will continue to rely, on third parties to conduct some of our nonclinical studies and all of our clinical trials and also to perform other tasks for us. If these third parties perform in an unsatisfactory manner, it may harm our business.

We have relied upon and plan to continue to rely upon third-party CROs, including our CROs for our clinical trials of voxelotor, to monitor and manage data for some of our ongoing nonclinical studies and for all of our clinical programs. We rely on these parties for execution of these nonclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials are conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable cGMPs, GCPs, and current good laboratory practices, or GLPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, manufacturing facilities, nonclinical testing facilities and other contractors. If we or any of our CROs or other vendors fail to comply with applicable regulations, the data generated in our nonclinical studies and clinical trials may be deemed unreliable and the applicable regulatory authorities may require us to repeat or to perform additional nonclinical and clinical studies before approving our marketing applications, which would delay the regulatory review and approval process, perhaps significantly.

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

We rely entirely on third parties for the manufacturing of voxelotor and for any other product candidates we may pursue for nonclinical studies and clinical trials, and we expect to continue to do so for any product commercialization. Our business could be harmed if any of those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality or quantity levels or prices.

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

Voxelotor and any future product candidates that we may identify and pursue may compete with other product candidates and marketed drugs for access to manufacturing facilities. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Although we currently have adequate supplies to conduct our ongoing clinical trials, if we are unable to enter into relationships with additional contract manufacturers, or our current or future contract manufacturers cannot perform as agreed, we may experience delays and incur additional costs in our clinical development and potential commercialization activities. Our current and anticipated future dependence upon others for the manufacturing of our product candidates and any marketed drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

If the contract manufacturing facilities on which we rely do not continue to meet regulatory requirements or are unable to meet our supply demands, our business will be harmed.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for voxelotor, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs, or similar regulatory requirements outside the United States. These regulations govern manufacturing processes and procedures, including recordkeeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production, seizures or voluntary recalls of product candidates or marketed drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect clinical or commercial supplies of voxelotor or any of our future product candidates.

Among other requirements, we or our contract manufacturers must supply all necessary documentation in support of an NDA or MAA seeking approval of a product candidate on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. Some of our contract manufacturers for voxelotor have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority pre-approval inspection or approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval for voxelotor. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of voxelotor or any of our future product candidates or the associated quality systems. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with these complex regulatory requirements. If these manufacturers, facilities, records or systems do not pass pre-approval inspections and reviews, regulatory approval of voxelotor or any of our other future product candidates may never be granted or may be substantially delayed.

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

Because we rely on third parties to manufacture voxelotor and to conduct other aspects of our clinical development activities, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, other forms of agreement with any collaborators, CROs, manufacturers and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets and confidential information may become known by our competitors, may inadvertently be incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or confidential information, or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

Risks Related to Our Intellectual Property

If we or our licensors are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize voxelotor and other product candidates that we may pursue may be impaired. Changes in patent policy and rules could impair our ability to protect our products and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

As is the case with other biopharmaceutical companies, our success depends in large part on our ability to obtain and maintain protection of the intellectual property, particularly patents, that we may exclusively license or own solely and jointly with others in the United States and other countries with respect to our product candidates and technology, including voxelotor. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are and will remain highly uncertain. The patent examination process may require us or our licensors, licensees or collaboration partners to narrow the scope of the claims of our or our licensors’, licensees’ or collaboration partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. Our pending and future patent applications may not result in patents being issued that protect voxelotor or any future product candidates, in whole or in part, or which effectively prevent others from commercializing competitive product candidates. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner, or by successfully seeking to narrow or invalidate our patents or render them unenforceable. Our and our licensors’, licensees’ or collaboration partners’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.

We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Moreover, we may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (the “USPTO”), or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize voxelotor or any future product candidates.

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

Assuming the other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act (the “AIA”), enacted in 2011, the United States has moved to a first to file system similar to other countries’ systems. The AIA also includes a number of significant changes that affect the way patent applications are prosecuted, and may also affect patent litigation. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address certain of these provisions and the applicability of the AIA and new regulations remain to be issued. Accordingly, it is not clear what, if any, impact the AIA will have on the operation of our business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of patents that may issue from such patent applications, all of which could have a material adverse effect on our business and financial condition. Any further changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and patent applications or narrow the scope of our potential patent protection.

We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of voxelotor or any future product candidates that we may develop.

We cannot assure that voxelotor or any future product candidates that we may develop will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing voxelotor or any future product candidates that we may develop. We may additionally be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of voxelotor or any of our other product candidates.

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

We jointly own certain patents and patent applications with third parties. In the absence of an agreement with each co-owner of jointly owned patent rights, we will be subject to default rules pertaining to joint ownership. Some countries require the consent of all joint owners to exploit, license or assign jointly owned patents, and if we are unable to obtain that consent from the joint owners, we may be unable to exploit the invention or to license or assign our rights under these patents and patent applications in those countries. For example, we have exclusively licensed from the Regents of the University of California (the “Regents”), worldwide patent rights covering voxelotor and certain voxelotor analogs, some of which patent rights we jointly own with the Regents. Additionally, in the United States, each co-owner may be required to be joined as a party to any claim or action we may wish to bring to enforce these patent rights, which may limit our ability to pursue third party infringement claims.

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

Risks Related to Commercialization

Even if voxelotor or any other product candidate that we may develop receives marketing approval, commercial success will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community and marketplace.

If voxelotor or any other product candidates that we may pursue receives marketing approval, the product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community and marketplace. If any approved product does not achieve an adequate level of acceptance, we may not generate significant revenue from drug sales and we may not become profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating the target indication, also provide incremental health benefits to patients. Our efforts to educate the medical community and third-party payors about the benefits of our product candidates may require significant resources and may never be successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a wide range of factors, including:

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

Further, given our lack of prior experience in marketing and selling biopharmaceutical products, our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize our product candidates. As such, we may be required to hire substantially more sales representatives to adequately support the commercialization of our product candidates or we may incur excess costs as a result of hiring more sales representatives than necessary. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we would be unable to compete successfully against more established companies.

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

In the United States, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, (the “ACA”), was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

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

In 2017, President Trump signed executive orders directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and terminated the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California in October 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The full impact of the ACA, any law repealing and/or replacing elements of it, and the political uncertainty surrounding any repeal or replacement legislation on our business remains unclear.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies and development candidates that may compete with voxelotor for the potential treatment of SCD. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development, marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

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

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of voxelotor, a key element of our strategy is to pursue, develop and commercialize a portfolio of products utilizing proprietary discovery and development technology. We are seeking to do so through our internal research programs and may also selectively pursue commercially synergistic in-licensing or acquisition of additional assets. With the exception of voxelotor, all of our other potential product candidates remain in the nonclinical development stage. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing voxelotor.

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

The use of our product candidates, including voxelotor, in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Because we have limited resources, we may forego or delay the pursuit of opportunities with programs or product candidates or for indications that later prove to have greater commercial potential than those we do pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates, including voxelotor, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other partnering arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

Our business strategy currently incorporates potential international expansion as we conduct our multi-national Phase 3 HOPE Study of voxelotor for the potential treatment of SCD inside and outside the United States, and plan to seek to obtain regulatory approval to and commercialize voxelotor in patient populations inside and outside the United States. If voxelotor is approved, we may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

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

In addition, certain events have caused, and may cause or contribute to global financial crises, which have triggered and may in the future lead to extreme volatility and disruptions in the capital and credit markets. For example, in June 2016, the United Kingdom (the “U.K.”), held a referendum in which voters supported the exit of the U. K. from the EU (commonly referred to as “Brexit”), which could cause disruptions to and create uncertainty surrounding our business, including affecting our existing relationships with third parties that conduct some of our nonclinical studies and clinical trials and our ability to enter into new relationships with vendors and other third-party contractors, which could have an adverse effect on our business, financial results and operations. The referendum is non-binding, but if passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the EU, including the terms of trade between the U.K. and the EU. Brexit has already and could continue to adversely affect European and/or worldwide economic and market conditions and could continue to contribute to instability in the global financial markets. The measures could also adversely affect our ability to raise additional capital, potentially disrupt the markets in which we currently conduct and plan to conduct operations and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, changes in, and legal uncertainty with regard to, national and international laws and regulations may present difficulties for our clinical and regulatory strategy.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 404, or Section 404, of the Sarbanes-Oxley Act of 2002, or Sarbanes Oxley, and the rules and regulations of The NASDAQ Global Select Stock Market, or NASDAQ. The Exchange Act requires us to file accurate and timely quarterly, annual and current reports with the SEC. Section 404 generally requires our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting and requires us to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We are also subject to significant corporate governance and executive compensation-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Fran, including the “say on pay” rules adopted by the SEC under Dodd-Frank. We incur significant legal, accounting and other expenses, and expend significant time and effort by management and other personnel, to comply with the rules applicable to us as a public company.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting for the purpose of providing the reports required by Section 404. Based on our assessment and using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) criteria, our management, Chief Executive Officer and Chief Financial Officer, have concluded that, as of March 31, 2018, our internal control over financial reporting was effective. As required under Section 404 of Sarbanes-Oxley, our independent registered public accounting firm tested the design and operating effectiveness of our controls over financial reporting and provided an annual attestation report with respect to our internal control over financial reporting as of December 31, 2017. During the course of our or their subsequent review and testing, however, material weaknesses or significant deficiencies may be identified and we may be unable to remediate them before we must provide the required reports. If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from NASDAQ or other adverse consequences that would materially harm our business.

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

The market price of our common stock has experienced volatility since our initial public offering in August 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in, or the halting of, our nonclinical studies or clinical trials, including in our only clinical program, which is for voxelotor for the treatment of SCD;

•	reports of adverse events in our clinical program for voxelotor for SCD, or other indications that we may pursue, or clinical trials of any other product candidates that we may develop;

•	any delay in filing an NDA for voxelotor or an IND or NDA for any other product candidates that we may develop and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;

•	failure to develop successfully and commercialize voxelotor or any other product candidates that we may develop;

•	adverse regulatory decisions affecting voxelotor or any other product candidates we may develop;

•	inability to obtain additional funding;

•	failure to prosecute, maintain or enforce our intellectual property rights;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	changes in laws or regulations applicable to future products;

•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to enter into or perform under strategic collaborations;

•	failure to meet or exceed any financial projections that we or the investment community may provide;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock; and

•	the other risks described in this “Risk Factors” section.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

•	the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	our ability to obtain regulatory approval for our product candidates, and the timing and scope of any such approvals we may receive;

•	our ability to commercialize any of our product candidates, if approved, and the timing and costs of our commercialization activities;

•	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•	our ability to attract, hire and retain qualified personnel;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•	the level of demand for our product candidates, should they receive approval, which may vary significantly;

•	future accounting pronouncements or changes in our accounting policies;

•	the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future drugs that compete with our product candidates; and

•	the changing and volatile U.S., European and global economic environments.

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

We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our 2015 Stock Option and Incentive Plan (the “2015 Plan”). The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, in January 2017 our board of directors approved our 2017 Inducement Equity Plan, or 2017 Inducement Plan. The 2017 Inducement Plan enables us and our subsidiaries to grant non-qualified stock options and other equity-based awards to induce employees who are not currently employed by us or our subsidiaries to accept employment with us or our subsidiaries. The number of shares initially reserved for grant under the 2017 Inducement Plan is 300,000 shares, subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock. In addition, we have reserved shares of common stock for issuance pursuant to our 2015 Employee Stock Purchase Plan, or 2015 ESPP, which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of (i) 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2015 Plan, the 2017 Inducement Plan or the 2015 ESPP, our stockholders may experience additional dilution, and our stock price may fall.

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

We have also registered all shares of our common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. As a result, these shares will be available for sale in the public market subject to vesting arrangements and exercise of options, and restrictions under applicable securities laws. In addition, our directors, executive officers and certain affiliates have established or may in the future establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 42.7% of our outstanding common stock as of April 30, 2018, based on the latest publicly available information.

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

We have broad discretion over the use of our capital resources consisting of cash and cash equivalents and short and long-term marketable securities. You may not agree with our decisions, and our use of our capital resources may not yield any returns to our stockholders. We expect to use our existing capital resources to continue the clinical development of voxelotor for the treatment of SCD, including our ongoing Phase 3 HOPE Study and Phase 2a HOPE-KIDS 1 Study and planned clinical pharmacology studies, our other research and development activities including other clinical and nonclinical studies, and for working capital and general corporate purposes. Our failure to apply our capital resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these resources. Our stockholders will not have the opportunity to influence our decisions on how to use our capital resources.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We experienced an ownership change as a result of our IPO and an ownership change as a result of our follow-on offerings, however we do not believe that these ownership changes will significantly limit our ability to use these pre-change NOL carryforwards. We may experience subsequent shifts in our stock ownership, including as a result of our future follow-on offering, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, pursuant to the Tax Cuts and Jobs Act of 2017 we may not use net operating loss carry-forwards to reduce our taxable income in any year by more than 80% and we may not carry back any net operating losses to prior years. These new rules apply regardless of the occurrence of an “ownership change.”

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

Not applicable.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws.	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

10.1#	Change in Control Policy#				X

10.2#	Employment Offer Letter Agreement by and between Registrant and Peter Radovich, dated October 15, 2014				X

10.3#	Employment Offer Letter Agreement by and between Registrant and Jung Choi, dated March 16, 2015				X

10.4#	Employment Offer Letter Agreement by and between Registrant and David Johnson, dated February 21, 2018				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents management compensation plan, contract or arrangement.
*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Global Blood Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Blood Therapeutics, Inc.

Date: May 7, 2018	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2018	By:	/s/ Jeffrey Farrow
Jeffrey Farrow Chief Financial Officer (Principal Financial Officer)