Form 10-Q
period 2018-06-30
Global Blood Therapeutics, Inc.
filed 2018-08-02
CIK 1629137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 30, 2018, there were 52,053,294 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$342,103	$198,332
Short-term marketable securities	120,381	116,493
Prepaid expenses and other current assets	7,051	9,487

Total current assets	469,535	324,312
Property and equipment, net	17,097	16,571
Long-term marketable securities	51,487	14,607
Restricted cash	906	1,046
Other assets, noncurrent	213	184

Total assets	$539,238	$356,720

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,429	$7,177
Accrued liabilities	10,628	10,135
Accrued compensation	6,240	8,579
Other liabilities, current	990	373

Total current liabilities	21,287	26,264
Other liabilities, noncurrent	11,398	11,652

Total liabilities	32,685	37,916

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of June 30, 2018 and December 31, 2017; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of June 30, 2018 (unaudited) and December 31, 2017, respectively; 51,867,094 and 46,131,723 shares issued and outstanding as of June 30, 2018 (unaudited) and December 31, 2017, respectively	52	46
Additional paid-in capital	886,624	617,051
Accumulated other comprehensive loss	(242)	(336)
Accumulated deficit	(379,881)	(297,957)

Total stockholders’ equity	506,553	318,804

Total liabilities and stockholders’ equity	$539,238	$356,720

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$31,573	$18,278	$61,517	$35,561
General and administrative	10,914	6,152	23,665	12,590

Total operating expenses	42,487	24,430	85,182	48,151

Loss from operations	(42,487)	(24,430)	(85,182)	(48,151)
Other income (expense):
Interest income, net	2,115	689	3,287	1,130
Other income (expenses), net	4	(142)	(29)	(194)

Total other income, net	2,119	547	3,258	936

Net loss	(40,368)	(23,883)	(81,924)	(47,215)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities, net of tax	82	(89)	94	(102)

Comprehensive loss	$(40,286)	$(23,972)	$(81,830)	$(47,317)

Basic and diluted net loss per common share	$(0.78)	$(0.55)	$(1.65)	$(1.15)

Weighted-average number of shares used in computing basic and diluted net loss per common share	51,742,904	43,063,996	49,767,633	41,112,266

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81,924)	$(47,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,342	608
Amortization of premium on marketable securities	107	380
Stock-based compensation	15,584	5,234
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,419)	(2,550)
Accounts payable	(3,717)	623
Accrued liabilities	1,894	1,375
Accrued compensation	(2,339)	(475)
Other liabilities	572	(33)

Net cash used in operating activities	(70,900)	(42,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,300)	(575)
Purchase of marketable securities	(112,558)	(124,861)
Maturities of marketable securities	76,778	32,785

Net cash used in investing activities	(39,080)	(92,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in public offering, net	255,119	135,625
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	3,896	1,654
Tax paid related to net shares settlement of equity awards	(5,404)	—

Net cash provided by financing activities	253,611	137,279

Net increase in cash, cash equivalents and restricted cash	143,631	2,575
Cash, cash equivalents and restricted cash at beginning of period	199,378	92,212

Cash, cash equivalents and restricted cash at end of period	$343,009	$94,787

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Accrued purchase of property and equipment	$(1,401)	$30

Leasehold improvements paid for by landlord	$—	$2,897

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

Follow-on Offerings

In December 2017, we completed a follow-on offering and issued 2,631,579 shares of common stock at a price of $38.00 per share with proceeds of $96.4 million net of underwriting costs and commissions, and offering expenses. In addition, in January 2018, we sold an additional 394,736 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $38.00 per share for proceeds of $14.6 million net of underwriting costs and commissions.

In March 2018, we completed a follow-on offering and issued an aggregate of 4,600,000 shares of our common stock at a price of $54.00 per share, including 600,000 shares of our common stock sold directly to the underwriters when they exercised their over-allotment option at the price of $54.00 per share. We received total proceeds of $240.6 million from the offering, net of underwriting discounts and commissions, and offering expenses.

Need for Additional Capital

In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our research and development activities. Since inception through June 30, 2018, we have incurred cumulative net losses of $379.9 million. We expect to incur additional losses in the future to conduct product research and development and we recognize the need to raise additional capital to fully implement our business plan. We intend to raise such capital through the issuance of additional equity, and potentially through borrowings, and strategic alliances with partner companies. However, if such financing is not available at adequate levels, we will need to re-evaluate our operating plans. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our cash requirements for at least the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment of ASU No. 2018-05 adds various paragraphs that contain SEC guidance in ASC 740, Income Taxes and SEC Staff Accounting Bulletin No. 118. The amendments in this update were effective upon issuance in March 2018. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. Under the new standard, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when conditions necessary to earn the right to benefit from the instruments have been satisfied. These equity-classified non-employee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. The new standard also eliminates the requirement to reassess classification of such awards upon vesting. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We early adopted ASU No. 2018-07 effective January 1, 2018. The early adoption of this new standard did not have a material impact on our consolidated financial statements.

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

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Our financial instruments consist of cash and cash equivalents, marketable securities, other receivables as included in prepaid expenses and other current assets, restricted cash, accounts payable and accrued liabilities. Cash and cash equivalents, marketable securities and restricted cash are reported at their respective fair values on our condensed consolidated balance sheets. The remaining financial instruments are reported on our condensed consolidated balance sheets at cost that approximate current fair values due to their relatively short maturities.

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

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$337,159	$337,159	$—	$—
Corporate debt securities	51,429	—	51,429	—
U.S. government agency securities	47,344	—	47,344	—
Certificates of deposits	5,966	—	5,966	—
U.S. government securities	67,129	—	67,129	—

Total financial assets	$509,027	$337,159	$171,868	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$134,744	$134,744	$—	$—
Corporate debt securities	46,977	—	46,977	—
U.S. government agency securities	54,989	—	54,989	—
Certificates of deposits	9,129	—	9,129	—
U.S. government securities	20,007	—	20,007	—

Total financial assets	$265,846	$134,744	$131,102	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. At June 30, 2018 and December 31, 2017, the weighted average remaining contractual maturities of our Level 2 investments was less than one year and all of these investments are rated A-1/P-1/F1 or A/A2, or higher by Moody’s, S&P and Fitch. There were no transfers between Level 1 and Level 2 during the periods presented.

4. Available-for-Sale Securities

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents, restricted cash, or marketable securities in our condensed consolidated balance sheets (in thousands):

	June 30, 2018				December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Financial Assets:
Money market funds	$337,159	$—	$—	$337,159	$134,744	$—	$—	$134,744
Corporate debt securities	51,551	—	(122)	51,429	47,108	—	(131)	46,977
U.S. government agency securities	47,451	—	(107)	47,344	55,170	—	(181)	54,989
Certificates of deposits	5,972	—	(6)	5,966	9,142	—	(13)	9,129
U.S. government securities	67,137	4	(12)	67,129	20,018	—	(11)	20,007

Total	$509,270	$4	$(247)	$509,027	$266,182	$—	$(336)	$265,846

The following table summarizes the classification of the available-for-sale securities on our condensed consolidated balance sheets (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$337,159	$134,746
Short-term marketable securities	120,381	116,493
Long-term marketable securities	51,487	14,607

Total	$509,027	$265,846

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities were temporary in nature during the periods presented. Gross unrealized gains or losses from all marketable securities were not significant at either June 30, 2018 or December 31, 2017.

5. Balance Sheet Components

Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Laboratory equipment	$6,460	$5,715
Computer equipment	1,599	1,594
Leasehold improvements	13,699	12,642
Construction-in-progress	480	419

Total property and equipment	22,238	20,370
Less: accumulated depreciation and amortization	(5,141)	(3,799)

Property and equipment, net	$17,097	$16,571

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued clinical and manufacturing expenses	$9,332	$8,035
Accrued professional and consulting services	944	1,007
Other	352	1,093

Total accrued liabilities	$10,628	$10,135

Other liabilities, current and noncurrent

Other liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Restricted shares subject to repurchase, current	$318	$373
Deferred rent, current	643	—
Other payable	29	—

Total other liabilities, current	$990	$373

Restricted shares subject to repurchase, noncurrent	$—	$161
Deferred rent, noncurrent	11,398	11,491

Total other liabilities, noncurrent	$11,398	$11,652

6. Stock Based Compensation

We have three stock-based compensation plans – the Amended and Restated 2017 Inducement Equity Plan (the “2017 Inducement Plan”), the 2015 Stock Option and Incentive Plan (the “2015 Plan”) and the 2012 Stock Option and Grant Plan (the “2012 Plan”). As of June 30, 2018, there were 773,550 shares reserved under the 2017 Inducement Plan and 2,446,765 shares reserved under the 2015 Plan for the future issuance of equity awards. Upon adoption of the 2015 Plan in July 2015, no new awards or grants are permitted under the 2012 Plan. See Note 7 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information related to these stock-based compensation plans.

Stock Options

The following summarizes option activity under the 2017 Inducement Plan, 2015 Plan and 2012 Plan:

	Number of Options	Weighted- Average Exercise Price
Outstanding — December 31, 2017	2,945,901	$17.50
Options granted	852,208	56.40
Options exercised	(408,104)	8.05
Options canceled	(92,166)	31.03

Outstanding — June 30, 2018	3,297,839	$28.34

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (in years)	5.3-6.1	5.3-6.1	5.3-6.1	5.3-6.1
Volatility	68.7%-70.8%	70.9%-75.6%	68.7%-70.8%	70.9%-75.6%
Risk-free interest rate	2.6%-2.9%	1.8%-2.3%	2.6%-2.9%	1.8%-2.3%
Dividend yield	—	—	—	—

Restricted Stock Units

The following table summarizes activity of RSUs granted to employees with service-based vesting under the 2017 Inducement Plan and 2015 Plan and related information:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Non-vested units — December 31, 2017	467,463	$24.93
RSUs granted	478,035	58.70
RSUs vested	(58,599)	23.16
RSUs forfeited	(43,383)	38.99

Non-vested units — June 30, 2018	843,516	$43.33

Market-Condition Awards Granted to Employees

On August 11, 2017, our Board of Directors approved awards of up to an aggregate of 365,250 RSUs to certain of our senior management team under the 2015 Plan, the vesting of which are contingent upon a combination of continued employment and achieving certain market capitalization milestones. The market-condition awards do not vest until the achievement of their respective market capitalization milestones, which must occur on or before December 31, 2019. The grant date fair value of these market-condition awards was estimated using a Monte Carlo simulation model. The derived service periods, which are the estimated periods of time that would be required to satisfy the market conditions, are also determined at the grant date. We record expense on a straight-line basis over the applicable derived service periods.

During the six-month period ended June 30, 2018, certain market capitalization milestones were achieved, resulting in vesting of related market-condition RSUs. For the six-month period ended June 30, 2018, we recognized $2.6 million in stock-based compensation expense related to the market-condition awards (allocated as $0.3 million for research and development expense and $2.3 million for general and administrative expense). The following table summarizes activity of the market-condition awards under the 2015 Plan and related information:

	Number of units	Weighted- Average Grant Date Fair Value
Non-vested market-condition awards — December 31, 2017	353,250	$15.15
Granted	—	—
Vested	(188,400)	18.22
Forfeited	(5,600)	11.64

Non-vested market-condition awards — June 30, 2018	159,250	$11.64

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

The fair values of the rights granted under the 2015 ESPP were calculated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (in years)	0.5 – 2.0	0.5	0.5 – 2.0	0.5
Volatility	64.6%-66.8%	63.5%	64.6%-66.8%	63.5%
Risk-free interest rate	1.6%-2.2%	0.7%	1.6%-2.2%	0.7%
Dividend yield	—	—	—	—

Stock-Based Compensation Expense

Total stock-based compensation recognized by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$3,784	$1,440	$6,752	$2,513
General and administrative	4,016	1,220	8,832	2,721

Total stock-based compensation expense	$7,800	$2,660	$15,584	$5,234

7. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options to purchase common stock	3,297,839	3,078,379	3,297,839	3,078,379
Restricted stock subject to future vesting	97,037	515,469	97,037	515,469
Restricted stock units	1,002,766	402,775	1,002,766	402,775
Employee stock purchase plan	—	21,020	—	21,020

Total	4,397,642	4,017,643	4,397,642	4,017,643

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are currently evaluating voxelotor in adult and adolescent patients with SCD in a Phase 3 clinical trial, which we call the HOPE Study. In June 2018, we completed a planned review of Part A of the HOPE Study. On the primary endpoint (the proportion of patients with greater than 1 g/dL increase in hemoglobin versus baseline), a statistically significant increase was demonstrated with voxelotor at both the 1500 mg and 900 mg doses after 12 weeks of treatment versus placebo. Based upon the primary endpoint results, we believe voxeletor meets the standard for potential accelerated approval under Subpart H, and we are in discussions with the FDA regarding the potential for such approval including design of required post-marketing confirmatory studies, but we cannot be assured that the FDA will agree with this approach. The FDA grants accelerated approval under Subpart H for new drugs that address serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments. Accelerated approval under Subpart H does not ensure faster development timelines or ensure regulatory approval. In addition, any drug approved under Subpart H, including voxelotor if it were approved, is required to be further evaluated in post-marketing studies to verify clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity.

We are also evaluating the safety and pharmacokinetics of single and multiple doses of voxelotor in adolescent and pediatric patients with SCD in a Phase 2a clinical trial, which we call the HOPE-KIDS 1 Study. In July 2017, we announced that we have expanded this open-label trial to include a new single-dose cohort in children aged 6-11.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $81.9 million and $47.2 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $379.9 million. To date, we have not generated any revenue. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We had $342.1 million in cash and cash equivalents and $171.9 million in marketable securities as of June 30, 2018.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		$ Change	% Change
	2018	2017
	(in thousands, except percentages)
Operating expenses:
Research and development	$31,573	$18,278	$13,295	73%
General and administrative	10,914	6,152	4,762	77%

Total operating expenses	42,487	24,430	18,057	74%

Loss from operations	(42,487)	(24,430)	(18,057)	74%
Interest income, net	2,115	689	1,426	207%
Other income (expenses), net	4	(142)	146	(103)%

Net loss	$(40,368)	$(23,883)	$(16,485)	69%

Research and development

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	expenses incurred under agreements with consultants, third-party research and manufacturing organizations, and investigative clinical trial sites that conduct research and development activities on our behalf;

•	the costs related to production of clinical supplies, including fees paid to contract manufacturers;

•	laboratory and vendor expenses related to the execution of nonclinical studies and clinical trials; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

	Three Months Ended June 30,		$ Change	% Change
	2018	2017
Costs incurred by development program:
Voxelotor for the treatment of SCD	$24,888	$12,823	$12,065	94%
Other preclinical programs	6,792	3,258	3,534	108%
Voxelotor for the treatment of hypoxemic pulmonary disorders	(107)	2,197	(2,304)	(105)%

Total research and development expenses	$31,573	$18,278	$13,295	73%

Research and development expenses increased by $13.3 million or 73%, to $31.6 million for the three months ended June 30, 2018 from $18.3 million for the three months ended June 30, 2017. The increase was primarily due to increased internal and external expenses related to our SCD program for voxelotor of $12.1 million as we advanced this program, including expansion of our Phase 2a HOPE-KIDS 1 Study and our Phase 3 HOPE Study in 2018. In addition, there was $3.5 million in increased internal and external costs associated with preclinical efforts for our other research-stage programs. The increase is partially offset by a $2.3 million decrease in expenses related to our former hypoxemic pulmonary disorders program that was discontinued in October 2017. Stock-based compensation expense was $3.8 million for the three months ended June 30, 2018 and $1.4 million for the three months ended June 30, 2017. The increase was primarily due to hiring additional personnel, stock price appreciation and vesting of market-condition stock awards.

General and administrative

General and administrative expenses increased by $4.8 million or 77%, to $10.9 million for the three months ended June 30, 2018 from $6.2 million for the three months ended June 30, 2017. The increase was primarily due to an increase of $3.7 million in salaries and benefits, including $2.8 million of higher stock-based compensation expense, as a result of hiring additional personnel, stock price appreciation and vesting of market-condition stock awards and $0.8 million of higher salary and benefit costs as a result of hiring additional personnel, and an increase of $1.0 million in other general and administrative expenses, such as professional and consulting services, due to the growth of our operations.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		$ Change	% Change
	2018	2017
	(in thousands, except percentages)
Operating expenses:
Research and development	$61,517	$35,561	$25,956	73%
General and administrative	23,665	12,590	11,075	88%

Total operating expenses	85,182	48,151	37,031	77%

Loss from operations	(85,182)	(48,151)	(37,031)	77%
Interest income, net	3,287	1,130	2,157	191%
Other expenses, net	(29)	(194)	165	(85)%

Net loss	$(81,924)	$(47,215)	$(34,709)	74%

The following table summarizes our research and development expenses incurred during the respective periods:

	Six Months Ended June 30,		$ Change	% Change
	2018	2017
Costs incurred by development program:
Voxelotor for the treatment of SCD	$48,019	$24,604	$23,415	95%
Other preclinical programs	12,767	6,098	6,669	109%
Voxelotor for the treatment of hypoxemic pulmonary disorders	731	4,859	(4,128)	(85)%

Total research and development expenses	$61,517	$35,561	$25,956	73%

Research and development expenses increased by $26.0 million or 73%, to $61.5 million for the six months ended June 30, 2018 from $35.6 million for the six months ended June 30, 2017. The increase was primarily due to increased internal and external expenses related to our SCD program for voxelotor of $23.4 million as we advanced this program, including expansion of our Phase 2a HOPE-KIDS 1 Study and our Phase 3 HOPE Study in 2018. In addition, there was $6.7 million in increased internal and external costs associated with preclinical efforts for our other research-stage programs. The increase is partially offset by a $4.1 million decrease in expenses related to our former hypoxemic pulmonary disorders program that was discontinued in October 2017. Stock-based compensation expense was $6.8 million for the six months ended June 30, 2018 and $2.5 million for the six months ended June 30, 2017. The increase was primarily due to hiring additional personnel, stock price appreciation and vesting of market-condition stock awards.

General and administrative

General and administrative expenses increased by $11.1 million or 88%, to $23.7 million for the six months ended June 30, 2018 from $12.6 million for the six months ended June 30, 2017. The increase was primarily due to an increase of $8.5 million in salaries and benefits, including $6.1 million of higher stock-based compensation expense, as a result of hiring additional personnel, stock price appreciation and vesting of market-condition stock awards for achievement of certain market capitalization milestones and $2.2 million of higher salary and benefit costs as a result of hiring additional personnel, and an increase of $2.6 million in other general and administrative expenses, such as professional and consulting services, due to the growth of our operations.

Liquidity, Capital Resources and Plan of Operations

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sale of equity securities. In December 2017, we completed a follow-on offering under the shelf registration statement on Form S-3ASR pursuant to which we issued an aggregate of 2,631,579 shares of our common stock at a price of $38.00 per share. In addition, in January 2018, we sold an additional 394,736 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $38.00 per share. We received aggregate proceeds of $111.0 million from this follow-on offering, net of underwriting discounts and commissions, and offering expenses. In March 2018, we completed a follow-on offering and issued an aggregate of 4,600,000 shares of our common stock at a price of $54.00 per share, including 600,000 shares of common stock sold directly to the underwriters when they exercised their over-allotment option at the price of $54.00 per share. We received total proceeds of $240.6 million from the offering, net of underwriting discounts and commissions, and offering expenses. As of June 30, 2018, we had $342.1 million in cash and cash equivalents and $171.9 million in marketable securities.

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

•

the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our potential future clinical trials of voxelotor for SCD or for any other product candidates that we may identify and develop;

•	the costs of obtaining clinical and commercial supplies of voxelotor and any other product candidates we may identify and develop;

•

our ability to advance our development programs, including our program for the clinical investigation of voxelotor in SCD patients through nonclinical and clinical development, as well as any other potential product candidate programs we may identify and pursue, the timing and scope of these development activities, and the availability of accelerated approval for voxelotor and of any approval for any of our other product candidates;

•

our ability to successfully obtain any regulatory approvals from any regulatory authorities, and the scope of any such regulatory approvals, to market and sell voxelotor and any other product candidates we may identify and develop in any territory(ies);

•	our ability to successfully commercialize voxelotor and any other product candidates we may identify and develop in any territories;

•

the manufacturing, selling, and marketing costs associated with the potential commercialization of voxelotor and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities in any territory(ies);

•

the amount and timing of sales and other revenues from voxelotor and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies and the costs and timing associated with any such acquisitions or in-licenses;

•	our ability to attract, hire, and retain qualified personnel; and

•	the costs of maintaining, expanding, and protecting our intellectual property portfolio.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash used in operating activities	$(70,900)	$(42,053)
Cash used in investing activities	(39,080)	(92,651)
Cash provided by financing activities	253,611	137,279

Net increase in cash, cash equivalents and restricted cash	$143,631	$2,575

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2018 was $70.9 million, consisting of a net loss of $81.9 million, which was partially offset by non-cash charges of $15.6 million for stock-based compensation and $1.4 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $2.4 million of prepaid expenses and other current assets due to advance payments made in connection with our Phase 3 HOPE Study and our Phase 2a HOPE-KIDS 1 Study, a decrease of $3.7 million in accounts payable due to timing of payments and receipt of invoices, and a decrease of $2.3 million in accrued compensation primarily due to the timing of annual employee bonus payments. These were partially offset by an increase of $1.9 million in accrued liabilities due to the growth of our operations.

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

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2018 was $39.1 million, consisting of purchases of property and equipment for our office and laboratory facility of $3.3 million and purchases of marketable securities of $112.6 million, which are partially offset by maturities of marketable securities of $76.8 million.

Cash used in investing activities for the six months ended June 30, 2017 was $92.7 million, consisting of the purchase of marketable securities of $124.9 million, and purchases of property and equipment for our office and laboratory facility of $0.6 million, which are partially offset by maturities of marketable securities of $32.8 million.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2018 was $253.6 million, primarily from net proceeds of $255.1 million from the issuance of common stock in connection with our follow-on offerings completed in January 2018 and March 2018 and to a lesser extent, proceeds of $3.9 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options, which are partially offset by $5.4 million tax paid related to net shares settlement of equity awards.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Contractual Obligations and Other Commitments

There have been no material changes outside the ordinary course of our business related to our contractual obligations during the six months ended June 30, 2018, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment of ASU No. 2018-05 adds various paragraphs that contain SEC guidance in ASC 740, Income Taxes and SEC Staff Accounting Bulletin No. 118. The amendments in this update were effective upon issuance in March 2018. We believe that the adoption of this new standard did not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. Under the new standard, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when conditions necessary to earn the right to benefit from the instruments have been satisfied. These equity-classified non-employee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. The new standard also eliminates the requirement to reassess classification of such awards upon vesting. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We early adopted ASU No. 2018-07 effective January 1, 2018. The adoption of this new standard did not have a material impact on our consolidated financial statements.

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

Our market risks as of June 30, 2018 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A.	Risk Factors.

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed consolidated financial statements as of June 30, 2018 and December 31, 2017 and the notes accompanying those consolidated financial statements.

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

We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the six months ended June 30, 2018 and 2017 were $81.9 million and $47.2 million, respectively. As of June 30, 2018, we had an accumulated deficit of $379.9 million. We have not generated any revenue since our inception, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

•	continue to advance voxelotor in clinical development, including our ongoing Phase 3 HOPE Study and Phase 2a HOPE-KIDS 1 Study of voxelotor for the potential treatment of patients with SCD, and additional clinical trials ongoing or in the future in SCD patients;

•	establish and maintain manufacturing and supply relationships with third parties that can provide adequate supplies (in amount and quality) of voxelotor to support further clinical development and, if approved, commercialization;

•	seek and obtain regulatory and marketing approvals for voxelotor for SCD or any other indication we may pursue;

•	build a sales and marketing organization or enter into selected collaborations to commercialize voxelotor for any indication, if approved;

•	build a medical affairs organization to advance our engagement with healthcare providers and stakeholders;

•	advance our other programs through nonclinical and clinical development and commence development activities for any additional product candidates we may identify and pursue; and

•	expand our organization to support our research, development, medical, and commercialization activities and our operations as a public company.

We have never generated any revenues from product sales and may never be able to develop or commercialize a marketable drug product or achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to maintain adequate cash reserves to advance our development programs or achieve approval to commercialize any products, or our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our research and development pipeline, market voxelotor or any other product candidates we may identify and pursue (if approved), or continue our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We are currently advancing voxelotor through clinical development for SCD, including in a multi-national Phase 3 clinical trial in adult and adolescent patients with SCD called the HOPE Study. We are also evaluating the safety and pharmacokinetics of single and multiple doses of voxelotor in a Phase 2a clinical trial in adolescent and pediatric patients with SCD, which we expanded to include a new single-dose cohort in children aged 6-11. Voxelotor is currently our only product candidate in clinical development, although we are conducting nonclinical research activities in other programs.

Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance voxelotor and other product candidates that we may identify and pursue in clinical trials. As of June 30, 2018 and December 31, 2017, we had working capital of $448.2 million and $298.0 million, respectively, and capital resources consisting of cash and cash equivalents and short and long-term marketable securities totaling $514.0 million and $329.4 million, respectively. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully complete the development, regulatory approval process and commercialization of voxelotor or any other future product candidates.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to conduct and complete our ongoing Phase 3 HOPE Study and Phase 2a HOPE-KIDS 1 Study of voxelotor for the potential treatment of SCD;

•	the time and cost necessary to conduct and complete any additional clinical studies required to pursue regulatory approvals for voxelotor for SCD or any other indications, and the costs of post-marketing studies that could be required by regulatory authorities for any indications;

•	the progress, data and results of our Phase 3 HOPE Study and Phase 2a HOPE-KIDS 1 Study, as well as potential other clinical trials of voxelotor for the potential treatment of SCD and our potential future clinical trials;

•	the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our potential future clinical trials of voxelotor for SCD or for any other product candidate that we may identify and develop;

•	the costs of obtaining clinical and commercial supplies of voxelotor and any other product candidates we may identify and develop;

•	our ability to advance our development programs, including our program for the clinical investigation of voxelotor in SCD patients through nonclinical and clinical development, as well as any other potential product candidate programs we may identify and pursue, the timing and scope of these development activities, and the availability of accelerated approval for voxelotor and of any approval for any of our other product candidates;

•	our ability to successfully obtain any regulatory approvals from any regulatory authorities, and the scope of any such regulatory approvals, to market and sell voxelotor and any other product candidates we may identify and develop in any territory(ies);

•	our ability to successfully commercialize voxelotor and any other product candidates we may identify and develop in any territories;

•	the manufacturing, selling, and marketing costs associated with the potential commercialization of voxelotor and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities in any territory(ies);

•	the amount and timing of sales and other revenues from voxelotor and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies, and the costs and timing associated with any such acquisitions or in-licenses;

•	our ability to attract, hire, and retain qualified personnel; and

•	the costs of maintaining, expanding, and protecting our intellectual property portfolio.

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

Applications for voxelotor or any other product candidates we may develop could fail to receive regulatory approval for many reasons, including but not limited to:

•	we may not be able to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities (including the European Medicines Agency, or EMA) that voxelotor or any other product candidates we may develop are safe and effective for any proposed indications;

•	the FDA or comparable foreign regulatory authorities may disagree with our plans or expectations regarding the pathways and endpoints for approval, including the availability of accelerated approval, or the design or implementation of our nonclinical studies or clinical trials;

•	the populations studied in our clinical programs may not be sufficiently broad or representative to assure safety or demonstrate efficacy in the full population for which we seek approval;

•	the FDA or comparable foreign regulatory authorities may require additional nonclinical studies or clinical trials beyond those we anticipate;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data and results from our nonclinical studies or clinical trials;

•	the data and results collected from nonclinical studies or clinical trials of voxelotor and any other product candidates that we may identify and pursue may not be sufficient to support the submission of a new drug application, or NDA, or any other submission for regulatory approval in any other jurisdiction;

•	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract and rely on for all clinical and commercial supplies of voxelotor and any other product candidates (if any); and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may change in a manner that renders our development or manufacturing efforts insufficient for approval.

The lengthy regulatory review and approval process, as well as the inherent unpredictability of the results of nonclinical studies and clinical trials, and our reliance on third party manufacturers for any product candidates, may result in our failure to obtain regulatory approval to market voxelotor and other product candidates that we may pursue in the United States or elsewhere, which would significantly harm our business, prospects, financial condition and results of operations.

Access to expedited development and regulatory approval programs for voxelotor, including accelerated approval under the FDA’s Subpart H regulations (“Subpart H”), may not actually lead to a faster development or regulatory review or approval process, may not lead to any approval, and may lead to a Subpart H approval that is later withdrawn.

We believe there may be an opportunity to accelerate the development and regulatory approval process for voxelotor through one or more of the FDA’s expedited programs, such as fast track, breakthrough therapy, accelerated approval under Subpart H, or priority review, or through EMA’s new PRIME program, and we have pursued and intend to pursue such expedited programs for voxelotor. For example, we are discussing with the FDA the potential for accelerated approval of voxelotor under Subpart H based on demonstration of efficacy on the primary endpoint in the Phase 3 HOPE Study, which measures hemoglobin levels, without requiring a showing of efficacy on a secondary endpoint. However, we cannot be assured that the FDA will agree with this approach, or that voxelotor or any other product candidates that we may develop will qualify for or benefit from any such programs in the United States, including under Subpart H, or any foreign regulatory jurisdictions.

In 2015, the FDA designated our investigation of voxelotor for the treatment of SCD as a Fast Track development program. Fast Track is a different review process designated to facilitate the development of drugs that treat serious conditions and demonstrate the potential to address an unmet medical need. While Fast Track designation may provide more frequent access and communication with the FDA, it does not ensure that regulatory review or approval for voxelotor will occur on an expedited basis, if at all.

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

In June 2018, we announced top-line data from Part A of the Phase 3 HOPE Study in approximately 154 patients, including that in Part A voxelotor achieved statistically significant results for both doses of voxelotor studied (1500mg and 900 mg) for the primary endpoint of a specific increase in hemoglobin level versus placebo. In addition, based on the top-line data, we announced that we believe voxeletor meets the standard for potential accelerated approval under Subpart H, and that we are in discussions with the FDA regarding the potential for such approval including design of required post-marketing confirmatory studies. The FDA grants accelerated approval under Subpart H for new drugs that address serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments. Under Subpart H, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. Drugs approved under Subpart H are required to be further evaluated in post-marketing studies to verify clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. We have no assurance that the FDA will agree to any accelerated approval for voxelotor under Subpart H, or that regulatory review or approval for voxelotor will occur on an expedited basis, if at all. In addition, even if accelerated approval under Subpart H is granted by the FDA for voxelotor, we may not be able to complete post-marketing confirmatory studies required to maintain any such approval, or data and results from required post-marketing studies may not verify voxelotor’s clinical benefit and maintain any such approval.

Access to any expedited program through the FDA, including accelerated approval under Subpart H, or any other regulatory authority does not ensure faster development timelines or faster review or approval of any NDA compared to conventional FDA or foreign regulatory procedures, and it does not change many of the standards for approval or ensure that we will obtain regulatory approval for voxelotor or any other product candidates we may develop. Furthermore, access to any expedited program may be withdrawn by the FDA or a foreign regulatory authority if it believes that the program is no longer supported by data from our clinical development, and accelerated approval under Subpart H may be withdrawn if, among other reasons, required post-marketing confirmatory studies are not completed or if the FDA determines the results of post-marketing confirmatory studies do not verify clinical benefit.

In June 2017, the EMA granted PRIME designation for voxelotor for the treatment of SCD. The PRIME program is a new regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need.

We are heavily dependent on the success of voxelotor in our development program for sickle cell disease, and all of our other programs are still in the nonclinical development stage. If we are unable to successfully complete clinical development, obtain and maintain regulatory approval for, and commercialize voxelotor for SCD, or experience delays in doing so, our business will be materially harmed.

To date, we have invested a majority of our efforts and financial resources in the nonclinical and clinical development of our lead and initial product candidate voxelotor, including conducting nonclinical studies and clinical trials and providing general and administrative support for these operations. We do not have any other clinical product candidates, and our only clinical development program for voxelotor is in SCD. Our future success is highly dependent on our ability to successfully develop, obtain and maintain regulatory approval for, and commercialize voxelotor for SCD, the only indication for which voxelotor is currently in clinical development. Before we can generate any revenues from sales of voxelotor, we must conduct substantial additional clinical development (including, among others, multiple ongoing clinical studies such as our Phase 3 HOPE Study and toxicology studies, and possibly additional future nonclinical studies and clinical trials to demonstrate safety and efficacy of voxelotor for SCD or any other potential indication we may pursue). In addition, we will need to seek and obtain, and maintain, regulatory approval for SCD or any other potential indication, secure an adequate manufacturing supply to support larger clinical trials and commercial sales and build a commercial organization. Further, the success of voxelotor as a potential commercial product will also depend on patent and trade secret protection, acceptance of voxelotor by patients, the medical community and third-party payors, its ability to compete with other therapies, the status and availability of healthcare coverage and adequate reimbursement, and maintenance of an acceptable safety and efficacy profile following approval, among other factors. If we do not achieve all of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize voxelotor, which would materially harm our business.

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

All of our other programs are in an early, nonclinical stage of research and development, and we have no other product candidates in clinical trials other than voxelotor. Out of our ongoing internal early-stage nonclinical research, we have only one other product candidate that has been nominated for enabling activities that may lead to an investigational new drug application. As a result, we are very dependent on voxelotor for our business, prospects, financial condition and results of operations.

We are also very dependent on the data and results that we obtain over time from our most advanced clinical trial of voxelotor. In late 2016, we initiated the Phase 3 HOPE Study in 400 SCD patients, aged 12 years and older, who have had at least one episode of vaso-occlusive crisis in the previous year. The primary endpoint of the HOPE Study relates to the proportion of patients who achieve an increase in hemoglobin levels (compared to baseline) as pre-specified in the study protocol. We have not previously conducted any clinical study of voxelotor in SCD patients using this primary endpoint, and we do not believe this measure has been used as a primary endpoint for any registration studies for any other SCD therapies. The HOPE Study also used a new patient reported outcomes, or PRO, instrument that we developed, and that has not been utilized before in any clinical studies, to generate data for a secondary endpoint in the HOPE Study.

In June 2018, we announced top-line data from Part A of the Phase 3 HOPE Study in approximately 154 patients, including that in Part A voxelotor achieved statistically significant results for both doses of voxelotor studied (1500 mg and 900 mg) for the primary endpoint of a pre-specified increase in hemoglobin level versus placebo. We also announced that the PRO data in Part A of the HOPE Study were difficult to interpret due to low baseline symptom scores and high inter-subject and intra-subject variability, and as a result we do not plan to utilize the PRO as a secondary endpoint. In addition, we announced that there were numerically fewer vaso-occlusive crisis episodes for patients in each voxelotor arm as compared to placebo, although the result did not reach statistical significance. We also announced that we do not plan additional enrollment in the HOPE Study pending ongoing discussions with the FDA, but will continue dosing of patients currently enrolled in the study, and that we plan to focus on the primary endpoint for potential accelerated approval under Subpart H, which we believe obviates the need for a key secondary endpoint to achieve approval under Subpart H.

While we discuss the potential for a Subpart H filing for potential approval of voxelotor in the United States, we continue to generate additional data from patients enrolled in the Phase 3 HOPE Study. There is a risk that the additional data generated could be different from, including less positive in terms of efficacy and/or safety, than the data generated and discussed with the FDA to date. In that case, the potential for a Subpart H approval could be delayed or eliminated.

We do not know if the Part A data and results will be sufficient to support accelerated approval for voxelotor by the FDA. If accelerated approval is not granted, then we would experience a significant delay in our voxelotor development program and in any potential approval, given our decision to pursue accelerated approval rather than continue HOPE Study enrollment and shift from Part A to Part B of the HOPE Study (as originally designed). As a result, failure to obtain accelerated approval for voxelotor under Subpart H will result in a significant delay in any potential approval of voxelotor. If we were required to pursue full approval for voxelotor (not under Subpart H), we might not achieve any such approval without further clinical studies of voxelotor, which would significantly delay or curtail any potential pathway to full approval.

As part of an NDA submission under Subpart H, if any, we must agree with the FDA on the design of, and commit to conduct, post-marketing confirmatory studies to verify the clinical benefit of voxelotor. Accelerated approval of voxelotor under Subpart H, if any, may be withdrawn if required post-marketing confirmatory studies are not completed or if the FDA determines the results of such studies do not verify clinical benefit. We do not have a special protocol assessment agreement in place with the FDA. We are in the process of seeking input from various European regulatory authorities regarding a pathway to approval of voxelotor for the potential treatment of SCD patients based on the HOPE Study.

We cannot be certain that voxelotor or any other product candidates that we seek to develop will be successful in nonclinical studies or clinical trials or receive and maintain any regulatory approvals. If we do not receive regulatory approval for, regulatory approval is withdrawn from, or we otherwise fail to successfully commercialize, voxelotor or any other product candidates, we are likely to need to spend significant additional time and resources to identify other product candidates, advance them through nonclinical and clinical development and apply for regulatory approvals, which would adversely affect our business, prospects, financial condition and results of operations.

The development of voxelotor as a potential disease-modifying anti-sickling agent in SCD patients represents a novel therapeutic approach, and there is a risk that the outcomes of our clinical trials will not be favorable or otherwise support any decision to seek or grant any regulatory approval.

We have concentrated our product research and development efforts on developing novel, mechanism-based therapeutics for the treatment of grievous blood-based disorders with significant unmet need, and our future success depends on the success of this therapeutic approach. The clinical trial requirements of the FDA and other comparable regulatory agencies and the criteria these regulators use to determine the safety and efficacy of any product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. To date, there are only two approved therapies for SCD, hydroxyurea and L-glutamine, and there are no approved therapies directed toward preventing the polymerization of hemoglobin molecules as a mechanism to reduce RBC sickling in SCD patients. As a result, the design and conduct of clinical trials for a therapeutic product candidate such as voxelotor that targets this mechanism in SCD patients are subject to unknown risks, and we may experience setbacks with our ongoing or planned clinical trials of voxelotor in SCD because of the limited clinical experience with its mechanism of action in these patients.

In particular, regulatory authorities in the United States and Europe have not issued definitive guidance as to how to measure and achieve efficacy in treatments for SCD. Based on our discussions with the FDA regarding the design for the HOPE Study, we have determined to measure change in hemoglobin levels as the primary endpoint in the Phase 3 HOPE Study. This primary endpoint has not been used previously in a registration study for any SCD treatment. As a result, regulators have not determined that such data would signify a clinically meaningful result in SCD patients or would support seeking or obtaining regulatory approval. In addition, we cannot be assured that this primary endpoint will be sufficient to support accelerated approval of voxelotor under Subpart H, which requires the FDA to agree that our hemoglobin-based primary endpoint is an intermediate clinical endpoint that is reasonably likely to predict clinical benefit.

We did not achieve statistically significant results with respect to either potential key secondary endpoint in Part A of the HOPE Study (relating to vaso-occlusive crisis episodes and to the PRO), and we may not achieve key endpoints in other clinical trials, such as any post-marketing confirmatory studies. In addition, we may not achieve the same results with respect to the primary endpoint in Part A of the HOPE Study in other ongoing of future clinical trials. Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain and maintain regulatory approvals for voxelotor and any other product candidates that we may pursue, would have an adverse impact on our business, prospects, financial condition and results of operations.

Results of earlier studies may not be predictive of future clinical trial results, and initial studies may not establish an adequate safety or efficacy profile for voxelotor and other product candidates that we may pursue to justify proceeding to advanced clinical trials or an application for regulatory approval.

The results of nonclinical studies and clinical trials of voxelotor and of any future product candidates that we may pursue may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial may not necessarily predict final results. For example, we were previously pursuing the clinical development of voxelotor as a potential treatment for idiopathic pulmonary fibrosis, or IPF, and decided in October 2017 to halt development of voxelotor for IPF due to the totality of the data we obtained from two Phase 2a clinical trials and a Phase 1 study, which did not demonstrate sufficient overall clinical benefit to justify continuing the program. In addition, our nonclinical studies and clinical trials to date of voxelotor in SCD have involved mostly one genotype of SCD, known as HbSS, and the results of these studies may not be replicated in other genotypes of SCD in the HOPE Study or in subsequent clinical trials. The HOPE Study of voxelotor in SCD is not limited to only the HbSS genotype. Additionally, any positive results generated in our Phase 1/2 clinical trial of voxelotor in SCD in adults do not ensure that we will achieve similar results in our ongoing Phase 2a HOPE-KIDS 1 Study, in adolescent and pediatric patients with SCD, which we expanded in July 2017 to include an additional single-dose cohort in children aged 6-11, or in any other potential studies of voxelotor. Our later stage clinical trials, including the HOPE Study, involve significantly broader patient populations than those in earlier clinical trials.

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

Before we can submit an NDA to the FDA for voxelotor for any potential indication, we must successfully complete our clinical trials. The FDA typically requires at least two pivotal, well-controlled Phase 3 clinical trials as a condition to the submission of an NDA and does not usually consider a single Phase 3 clinical trial to be adequate to support product approval. The FDA will typically only consider relying on one pivotal trial if, in addition, other well-controlled studies of the drug exist (for example, for other dosage forms or in other populations) or if the pivotal trial is a multi-center trial that provides highly reliable and statistically strong evidence of an important clinical benefit, such as effect on survival, organ function or PRO, and a confirmatory study would have been difficult to conduct on ethical grounds.

However, based on the data from Part A of the Phase 3 HOPE Study, we are in discussions with the FDA regarding potential accelerated approval of voxelotor under Subpart H. If accelerated approval under Subpart H is granted, we will be required to conduct post-marketing confirmatory studies sufficient to verify voxelotor’s clinical benefit, and approval may be withdrawn if such studies are not completed or the FDA determines such studies are insufficient to verify clinical benefit. The FDA may also require a longer follow-up period for subjects treated with voxelotor prior to accepting an NDA submission. We do not have a special protocol assessment agreement in place with the FDA. We are in the process of seeking input from various European regulatory authorities regarding a pathway to approval of voxelotor for the potential treatment of SCD patients based on the HOPE Study.

The FDA or the comparable foreign authorities may not consider the results of our ongoing, planned or potential future clinical trials, to be sufficient for approval of voxelotor for SCD patients, particularly to support potential accelerated approval under Subpart H. Any post-marketing confirmatory studies, and any additional clinical trials or data beyond that which we currently anticipate, that may be required by the FDA or comparable foreign regulatory authorities would result in increased costs and potential delays in the clinical development and marketing approval process, which may require us to expend more resources than are available to us. In addition, it is possible that the FDA and the comparable foreign authorities may have divergent opinions on the elements necessary for a successful NDA and marketing authorization application, or MAA, respectively, which may cause us to alter our development, regulatory and/or commercialization strategies.

We may encounter substantial delays in conducting or completing our clinical trials, which in turn will result in additional costs and may ultimately prevent successful or timely completion of the clinical development and commercialization of voxelotor or any other product candidates we may identify and pursue.

Before obtaining marketing approval from regulatory authorities for the sale of any our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. In addition, if accelerated approval under Subpart H is granted, we must conduct post-marketing confirmatory studies to verify clinical benefit. Clinical testing is expensive, time-consuming and uncertain as to outcome. Currently, we are conducting the ongoing Phase 2a HOPE-KIDS 1 Study and the ongoing Phase 3 HOPE Study of voxelotor. We cannot guarantee that these studies, and any other clinical trials, including any post-marketing confirmatory studies for voxelotor, or any other product candidates we may pursue will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

Clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process or jeopardize our ability to maintain any accelerated approval (in the case of required post-marketing confirmatory studies, if any), and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, prospects, financial condition and results of operations.

Difficulty in enrolling patients or maintaining patient compliance with dosing or other requirements in our clinical trials could delay or prevent clinical trials of our product candidates, which in turn could delay or prevent our ability to obtain, or maintain, the regulatory approvals necessary to commercialize our product candidates.

Identifying and qualifying patients to participate in our ongoing and planned clinical trials of voxelotor, and any other product candidates that we may develop are critical to our success. Our clinical development efforts are initially focused on rare chronic blood diseases. For example, according to CDC estimates, the prevalence of SCD, for which voxelotor is being studied, is approximately 100,000 individuals in the United States. Accordingly, there are limited patient pools from which to draw for clinical trials in our target indications. We may not be able to identify, recruit, and enroll a sufficient number of subjects to complete our clinical trials of voxelotor because of the perceived risks and benefits of voxelotor, the availability of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective subjects and the subject referral practices of physicians, among other factors. In addition, we may experience higher than expected patient discontinuations from the group of patients enrolled in the Phase 3 HOPE Study, which would delay or prevent our ability to generate sufficient data to support a potential NDA filing under Subpart H.

Further, if subjects in our clinical trials fail to comply with our dosing regimens or other requirements in our clinical trials, we may not be able to generate clinical data acceptable to the FDA or comparable regulatory authorities in our trials. For example, in our HOPE Study, enrolled participants used a PRO instrument to complete very frequent patient surveys generating data relevant to a secondary endpoint. Because the PRO data were difficult to interpret due to low baseline symptom scores and high inter-subject and intra-subject variability, we do not plan to utilize the PRO as secondary endpoint in Part B of the HOPE Study (under the original study design). If patients are unwilling or unable to participate in, complete or comply with the protocols for our studies for any reason, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of potential products may be delayed.

If we experience difficulties or delays in enrollment or are otherwise unable to successfully complete any clinical trial of voxelotor, or any other product candidates we may pursue, our costs are likely to increase, and our ability to obtain regulatory approval and generate product revenue from any of these product candidates will be impaired. Any of these occurrences would harm our business, prospects, financial condition and results of operations.

If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to delay, limit or terminate our clinical development activities.

Clinical trials by their nature utilize only a small sample of the potential patient population. For example, our Phase 3 HOPE Study in SCD patients represents only a very small fraction of all patients with SCD. Side effects of voxelotor may be uncovered only in later stages of our ongoing clinical trials, or only in trials involving different patient populations (such as pediatric patients), or only during post-approval studies or the safety reporting required for approved products. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Moreover, a nonclinical toxicology study with voxelotor in non-humans and clinical trials involving other hemoglobin modifiers (other than voxelotor) have shown a decrease in oxygen delivery to tissue when a significant percentage of hemoglobin is modified. Hemoglobin modifiers, by increasing HbS’s affinity for oxygen, can cause a shift in oxygen levels, potentially resulting in tissue hypoxia. To date, clinical studies of voxelotor have not shown evidence of tissue hypoxia. However, if voxelotor or any other product candidates that we may develop are associated with tissue hypoxia or any other undesirable side effects or unexpected undesirable characteristics in clinical trials or nonclinical studies, we may need to abandon their development or limit their development to more narrow uses or subpopulations, which could adversely affect our business, prospects, financial condition and results of operations.

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

Even if a product candidate such as voxelotor is approved, regulatory authorities may still impose significant restrictions on its indicated uses, approved labeling, distribution or marketing or may impose ongoing requirements for potentially costly post-marketing studies. For example, if we submit an NDA seeking accelerated approval of voxelotor under Subpart H and such accelerated approval is granted, we will be required to conduct post-marketing confirmatory studies to verify the clinical benefit of voxelotor. The FDA may restrict the approved labeling for voxelotor on any accelerated approval in a variety of ways, including with respect to the scope of the approved indication and may require statements of lack of demonstrated benefit (until demonstrated by required post-marketing confirmatory studies) or other restrictions or limitations in any approved product labeling under Subpart H. Furthermore, any new legislation addressing drug safety or other drug related issues could result in delays or increased costs to assure compliance. If voxelotor or any other product candidates that we may develop are approved, at a minimum they will each be subject to current standard ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of voxelotor or any other product candidates. For example, the development of voxelotor for the prophylactic treatment of SCD in pediatric patients is an important part of our current business strategy, and if we are unable to obtain regulatory approval for this product candidate for the desired age ranges or other key labeling parameters, our business is likely to suffer.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture drug supplies for our ongoing and planned clinical trials of voxelotor or any additional clinical trials that we may conduct for voxelotor or any other future product candidates, and we do not presently expect that we will establish or acquire the resources necessary to manufacture any of our product candidates on a commercial scale. We rely, and expect to continue to rely, wholly on third-party manufacturers to produce our product candidates for our clinical trials, including our HOPE Study, as well as for commercial manufacture or any required post-marketing studies if voxelotor (or any of our product candidates, if any) receives marketing approval. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay the clinical development and potential regulatory approval of our product candidates, which could harm our business and results of operations. We expect to rely on multiple third parties for the manufacture of commercial supplies of voxelotor or any other product candidates, if approved.

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

If voxelotor or any other product candidates that we may pursue receives marketing approval, including any approval by the FDA under Subpart H, the product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community and marketplace. If any approved product does not achieve an adequate level of acceptance, we may not generate significant revenue from drug sales and we may not become profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating the target indication, also provide incremental health benefits to patients. For example, there have been numerous instances of government and private payors placing restrictions on coverage for products approved by the FDA under Subpart H, so even if voxelotor were to receive accelerated approval from the FDA, healthcare payors may place restrictions on coverage for voxelotor. Our efforts to educate the medical community and third-party payors about the benefits of our product candidates may require significant resources and may never be successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a wide range of factors, including:

•	the demonstrated efficacy and potential advantages of our drugs compared to alternative treatments;

•	our ability to offer our drugs for sale at competitive prices;

•	the convenience and ease of administration of our drugs compared to alternative current and future treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the availability of drugs and their ability to meet market demand, including a reliable supply for long-term chronic treatment;

•	the strength of marketing and distribution support;

•	the availability of third-party coverage and adequate reimbursement;

•	the clinical indications and approved labeling, including any labeling restrictions in the event a product candidate is approved under Subpart H, for which the drug is approved;

•	the prevalence and severity of any side effects and overall safety profile of the drug; and

•	any restrictions on the use of the drug, including together with other medications.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved drug products, and even more uncertainty related to the insurance coverage for products that receive accelerated approval by the FDA under Subpart H (including in the period before required post-marketing confirmatory studies to verify clinical benefit). The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Moreover, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. For example, the payor’s reimbursement payment rate may not be adequate or may require co-payments that patients find unacceptably high. Additionally, coverage and reimbursement for products can differ significantly from payor to payor.

In the United States, significant decisions about reimbursement for new medicines are made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and enters into contracts with drug manufacturers for discounted drug prices for Medicaid under the Medicaid Drug Rebate Program. The practices and requirements relating to the payment of rebates by drug manufacturers for Medicaid purchases are determined by each state, and in some cases, if a company does not enter into a rebate agreement, its Medicaid sales will be subjected to a “prior authorization” procedure that requires state agency approval to qualify a doctor’s prescription for reimbursement. Limitations could also come from entities such as local Medicare carriers, fiscal intermediaries, or Medicare Administrative Contractors. Further, Medicare Part D, which provides a pharmacy benefit to certain Medicare patients, does not require participating prescription drug plans to cover all drugs within a class of products. Our business could be materially adversely affected if private or governmental payors, including Medicare Part D prescription drug plans, were to limit access to, or deny or limit reimbursement of, our product candidates.

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

In many non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted and reimbursement may in some cases be unavailable. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. The requirements governing drug pricing vary widely from country to country and products may be subject to continuing governmental control following approval. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use, including by approving a specific price for the medicinal product or adopting a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products or product candidates.

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and levels of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative and political changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. For example, third-party payors are increasingly requiring higher levels of evidence of the benefits and clinical outcomes of new technologies, benchmarking against other therapies, seeking performance-based discounts, and challenging the prices charged. We cannot be sure that coverage will be available for any product we commercialize and, if available, that the reimbursement rates will be adequate. As a result, increasingly high barriers are being erected to the entry of new products. In addition, drug prices are under significant scrutiny in the markets in which our products may be sold, and drug pricing and other healthcare costs continue to be subject to intense political and social pressures which we anticipate will continue and escalate on a global basis. As a result, our business and reputation may be harmed, our stock price may be adversely impacted and experience periods of volatility, we may have difficulty raising funds and our results of operations may be adversely impacted.

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

Reimbursement systems in international markets vary significantly by country and by region. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. For example, reimbursement in the European Union must be negotiated on a country-by-country basis and in many countries, the product cannot be commercially launched until reimbursement is approved. The negotiation process in some countries can be very lengthy. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products to other available therapies.

In addition, pricing regulations outside of the United States vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products or product candidates. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business and operations could be harmed, possibly materially, based on the large population of patients with SCD who reside in foreign countries.

Our future profitability will depend, in part, on our ability to commercialize our product candidates in markets within and outside of the United States and Europe. If we commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

•	the burden of complying with complex and changing foreign regulatory, tax, accounting, compliance and legal requirements;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•	import or export licensing requirements;

•	longer accounts receivable collection times;

•	longer lead times for shipping;

•	language barriers for technical training;

•	reduced protection of intellectual property rights in some foreign countries, and related prevalence of bioequivalent or generic alternatives to therapeutics;

•	foreign currency exchange rate fluctuations;

•	patients’ ability to obtain reimbursement for our products in foreign markets; and

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

Although we do not currently have any products on the market, our current and future operations may be directly, or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. We may also be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include the federal Anti-Kickback Statute, the federal False Claims laws, HIPAA, the Physician Payment Sunshine Act, and analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including the following:

•	the U.S. federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party on its behalf) to knowingly and willfully solicit, offer, receive or pay any remuneration (including any kickback, bribe, or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal healthcare programs such as Medicare and Medicaid. Violations of this law can result in criminal penalties and fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation, and some federal courts have adopted very broad readings of the potential for violations of the statute;

•

the U.S. federal false claims and civil monetary penalties laws, including the civil False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties, the potential for exclusion from participation in federal healthcare programs and the potential implication of various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act, and activities relating to the reporting of wholesaler or estimated retail prices, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party product reimbursement are subject to scrutiny under this law. The civil False Claims Act has been used to assert liability on the basis of, among other things, kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price causing underpayment of rebates, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion (e.g. of off-label uses not expressly approved by the FDA in a product’s label), and allegations as to misrepresentations with respect to the services rendered. Intent to deceive is not required to establish liability under the civil False Claims Act. Over time, False Claims Act lawsuits against biopharmaceutical companies have increased significantly in volume and breadth, leading to multiple substantial civil and criminal settlements regarding sales practices and promoting off label uses. Further, the government may further prosecute conduct constituting a false claim under the criminal False Claims Act;

•	the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their respective implementing regulations, which imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy, security and transmission of individually identifiable health information, including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties applicable to business associates, and gave state attorneys general new authority to file civil actions for damage or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•	the U.S. Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

•	the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, as amended by the Education Reconciliation Act of 2010 and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

•	payment or reimbursement of prescription therapeutics by Medicaid or Medicare requires manufacturers to submit pricing information to CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for certain therapeutics. For therapeutics paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate. Many products are subject to an additional inflation penalty which can substantially increase rebate payments. In addition, the Veterans Health Care Act, or VHCA, requires manufacturers of drugs and biologics to calculate and report a different price to the Veterans Administration, or VA, which is used to determine the maximum price that can be charged to certain federal agencies, and includes an inflation penalty. All of these detailed and complex price reporting requirements create risk of submitting false information to the government, and potential for liability including under the False Claims Act;

•	the VHCA also requires manufacturers of covered therapeutics participating in the Medicaid program to enter into Federal Supply Schedule contracts with the VA through which their covered therapeutics must be sold to certain federal agencies at the price reported to the VA. This necessitates compliance with applicable federal procurement laws and regulations, including submission of commercial sales and pricing information, and subjects manufacturers to contractual remedies as well as administrative, civil, and criminal sanctions. In addition, the VHCA requires manufacturers participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics under the 340B program based on the manufacturer’s reported Medicaid pricing information. The 340B program has its own regulatory authority to impose sanctions for non-compliance;

•	analogous state laws and regulations, including: state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;

•	the Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts; and

•	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations is complex and could be costly. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse, price reporting or other healthcare laws and regulations. If our operations were found to be in violation of any of these requirements that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, disgorgement, individual imprisonment, debarment from governmental contracting and refusal of orders under existing contracts, and exclusion from government funded healthcare programs, such as Medicare and Medicaid, any of which could substantially disrupt our business and operations. If the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable requirements, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these requirements, the risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, and fraud requirements may prove costly. Any action against us for violation of these requirements, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from our business and operation, and could negatively impact the price of our common stock.

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

In the United States, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, (the “ACA”), was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, which is apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements under the federal Physician Payments Sunshine Act for drug manufacturers to report information related to payments and other transfers of value made to physicians and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and

•	aggregate reductions to Medicare Part B payments to providers of up to 2% per fiscal year, which became effective on April 1, 2013 and will remain in effect through 2027 unless additional congressional action is taken.

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

In addition, in January 2017, President Trump signed executive orders directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and terminated the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California in October 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The full impact of the ACA, any law repealing and/or replacing elements of it, and the political uncertainty surrounding any repeal or replacement legislation on our business remains unclear.

Additionally, at the federal level, statutes and regulations routinely impact a variety of parameters relating to federal programs and Medicaid. For example, CMS’s final rule regarding the Medicaid drug rebate program, issued in 2016, revised the manner in which the ‘‘average manufacturer price’’ is to be calculated by manufacturers participating in the program. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The full impact of these federal and state laws and regulations, as well as other new laws and reform measures that may be proposed and adopted in the future, remains uncertain, but may result in additional reductions in Medicaid and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations.

There have been several recent U.S. congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs and biologics. In addition, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. While any proposed measures will require authorization through additional legislation to become effective, Congress and the current U.S. presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

Moreover, there have been a number of other legislative and regulatory changes in recent years aimed at the biopharmaceutical industry. For instance, the Drug Quality and Security Act imposes obligations on manufacturers of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the product to individuals and entities to which product ownership is transferred, will be required to label products with a product identifier, and are required keep certain records regarding the product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers are also required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, manufacturers have product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

We expect federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products and additional downward pressure on the price that we receive if voxelotor is approved for use. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. These legislative and executive efforts have significantly increased uncertainty regarding the availability of healthcare programs, insurance coverage and reimbursement as a general matter as well as for our product candidates, and we cannot predict how these events will impact our business or operations. Accordingly, at this time it is difficult to determine the full impact of these efforts on our business. In the United States many patients with SCD participate in the Medicaid program, and the impact of uncertainty or changes relating to the ACA or healthcare programs, insurance coverage or reimbursement generally could be particularly significant for our SCD program if voxelotor is approved for use.

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

Our initial research and product development efforts are focused on the potential of voxelotor to treat SCD. Our projections of both the number of people who have SCD, as well as the subset of people with SCD who have the potential to benefit from treatment with voxelotor, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of SCD. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Restrictions on labeling of any approved product, including any restrictions that may be imposed in connection with any approval under Subpart H, may also limit the size of the potential market for our product candidates. Further, even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability despite obtaining such significant market share.

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

Misconduct or other improper activities of our employees, agents, contractors or collaborators could adversely affect our reputation and our business, prospects, operating results and financial conditions.

We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors or collaborators that would violate the law or regulations of the jurisdictions in which we operate, including FDA, healthcare, employment, foreign corrupt practices, environmental, competition, and patient privacy regulations. Misconduct by our employees, agents, contractors, or collaborators could include intentional or unintentional failures to:

•	comply with EMA or FDA regulations or similar regulations of comparable foreign regulatory authorities;

•	provide accurate information to the FDA or EMA or comparable foreign regulatory authorities;

•	comply with cGMP regulations and manufacturing standards that we have established and comply with applicable healthcare fraud and abuse regulations in the jurisdictions in which we operate;

•	report financial information or data accurately; or

•	disclose unauthorized activities to us.

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct could also involve the improper use of, including trading on, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.

Additionally, our business activities may be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA.

There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these requirements. We have adopted a code of conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may be ineffective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these requirements. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 404, or Section 404, of the Sarbanes-Oxley Act of 2002, or Sarbanes Oxley, and the rules and regulations of The NASDAQ Global Select Stock Market, or NASDAQ. The Exchange Act requires us to file accurate and timely quarterly, annual and current reports with the SEC. Section 404 generally requires our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting and requires us to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We are also subject to significant corporate governance and executive compensation-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, including the “say on pay” rules adopted by the SEC under Dodd-Frank. We incur significant legal, accounting and other expenses, and expend significant time and effort by management and other personnel, to comply with the rules applicable to us as a public company.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting for the purpose of providing the reports required by Section 404. Based on our assessment and using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) criteria, our management, Chief Executive Officer and Chief Financial Officer, have concluded that, as of June 30, 2018, our internal control over financial reporting was effective. As required under Section 404 of Sarbanes-Oxley, our independent registered public accounting firm tested the design and operating effectiveness of our controls over financial reporting and provided an annual attestation report with respect to our internal control over financial reporting as of December 31, 2017. During the course of our or their subsequent review and testing, however, material weaknesses or significant deficiencies may be identified and we may be unable to remediate them before we must provide the required reports. If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from NASDAQ or other adverse consequences that would materially harm our business.

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

The market price of our common stock has experienced volatility since our initial public offering in August 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in, or the halting of, our nonclinical studies or clinical trials, including in our only clinical program, which is for voxelotor for the treatment of SCD;

•	reports of adverse events in our clinical program for voxelotor for SCD, or other indications that we may pursue, or clinical trials of any other product candidates that we may develop;

•	any delay in filing an NDA for voxelotor or an investigational new drug application, or IND, or NDA for any other product candidates that we may develop and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;

•	failure to develop successfully and commercialize voxelotor or any other product candidates that we may develop;

•	adverse regulatory decisions affecting voxelotor or any other product candidates we may develop, including any delay in or denial of potential approval in accordance with our plans and expectations;

•	inability to obtain additional funding;

•	failure to prosecute, maintain or enforce our intellectual property rights;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	changes in laws or regulations applicable to future products;

•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to enter into or perform under strategic collaborations;

•	failure to meet or exceed any financial projections that we or the investment community may provide;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock; and

•	the other risks described in this “Risk Factors” section.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

•	the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	our ability to obtain regulatory approval for our product candidates, and the timing and scope of any such approvals we may receive;

•	our ability to commercialize any of our product candidates, if approved, and the timing and costs of our commercialization activities;

•	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•	our ability to attract, hire and retain qualified personnel;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•	the level of demand for our product candidates, should they receive approval, which may vary significantly;

•	future accounting pronouncements or changes in our accounting policies;

•	the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future drugs that compete with our product candidates;

•	whether any of our product candidates are subject to any compliance-related challenges or sanctions, or any intellectual-property related challenges; and

•	the changing and volatile U.S., European and global economic environments.

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

We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our 2015 Stock Option and Incentive Plan (the “2015 Plan”). The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, in January 2017 our board of directors approved our 2017 Inducement Equity Plan, or 2017 Inducement Plan. The 2017 Inducement Plan enables us and our subsidiaries to grant non-qualified stock options and other equity-based awards to induce employees who are not currently employed by us or our subsidiaries to accept employment with us or our subsidiaries. The number of shares reserved for grant under the 2017 Inducement Plan is 1,050,000 shares, subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock. In addition, we have reserved shares of common stock for issuance pursuant to our 2015 Employee Stock Purchase Plan, or 2015 ESPP, which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of (i) 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2015 Plan, the 2017 Inducement Plan or the 2015 ESPP, our stockholders may experience additional dilution, and our stock price may fall.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 42.2% of our outstanding common stock as of July 30, 2018, based on the latest publicly available information.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We experienced an ownership change as a result of our IPO and an ownership change as a result of our follow-on offerings, however we do not believe that these ownership changes will significantly limit our ability to use these pre-change NOL carryforwards. We may experience subsequent shifts in our stock ownership, including as a result of our future follow-on offering, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, pursuant to the Tax Cuts and Jobs Act of 2017 we may not use net operating loss carry-forwards arising in taxable years beginning after December 31, 2017 to reduce our taxable income in any year by more than 80% and we may not carry back any net operating losses arising in taxable years ending after December 31, 2017 to prior years. These new rules apply regardless of the occurrence of an “ownership change.”

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

c)	Repurchases of Shares or of Company Equity Securities

During the three months ended June 30, 2018, we repurchased the following shares of common stock:

	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period
April 1, 2018 through April 30, 2018	—		$—	—	—
May 1, 2018 through May 31, 2018	2,320	(2)	$3.40	—	—
June 1, 2018 through June 30, 2018	—		$—	—	—

Total	2,320		$3.40	—	—

(1)	Under certain stock purchase agreements with employees, we have the right to repurchase common stock at the lower of fair value and the stockholders’ original purchase price, which right lapses according to individual vesting schedules.
(2)	Reflects shares of common stock repurchased in connection with termination of services by a certain employee.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index on the page prior to the signature page to this Quarterly Report on Form 10-Q for a list of the exhibits filed as part of this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Restated Certificate of Incorporation.	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws.	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

#10.1	Amended and Restated 2017 Inducement Equity Plan	S-8	7/2/2018	99.1

#10.2	Form of Non-Qualified Stock Option Agreement under Global Blood Therapeutics, Inc. Amended and Restated 2017 Inducement Equity Plan	S-8	1/25/2017	99.4

#10.3	Form of Restricted Stock Unit Award Agreement under Global Blood Therapeutics, Inc. Amended and Restated 2017 Inducement Equity Plan	S-8	1/25/2017	99.5

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents management compensation plan, contract or arrangement.
*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Global Blood Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Blood Therapeutics, Inc.

Date: August 2, 2018	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2018	By:	/s/ Jeffrey Farrow
Jeffrey Farrow Chief Financial Officer (Principal Financial Officer)