Form 10-Q
period 2018-09-30
Global Blood Therapeutics, Inc.
filed 2018-11-06
CIK 1629137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

As of November 1, 2018, there were 52,232,448 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$194,891	$198,332
Short-term marketable securities	188,337	116,493
Prepaid expenses and other current assets	8,951	9,487

Total current assets	392,179	324,312
Property and equipment, net	16,749	16,571
Long-term marketable securities	98,869	14,607
Restricted cash	2,395	1,046
Other assets, noncurrent	219	184

Total assets	$510,411	$356,720

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,960	$7,177
Accrued liabilities	13,844	10,135
Accrued compensation	7,179	8,579
Other liabilities, current	944	373

Total current liabilities	26,927	26,264
Other liabilities, noncurrent	11,283	11,652

Total liabilities	38,210	37,916

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of September 30, 2018 and December 31, 2017; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of September 30, 2018 (unaudited) and December 31, 2017, respectively; 52,120,387 and 46,131,723 shares issued and outstanding as of September 30, 2018 (unaudited) and December 31, 2017, respectively	52	46
Additional paid-in capital	895,478	617,051
Accumulated other comprehensive loss	(381)	(336)
Accumulated deficit	(422,948)	(297,957)

Total stockholders’ equity	472,201	318,804

Total liabilities and stockholders’ equity	$510,411	$356,720

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$33,026	$20,952	$94,543	$56,513
General and administrative	12,450	8,228	36,115	20,817

Total operating expenses	45,476	29,180	130,658	77,330

Loss from operations	(45,476)	(29,180)	(130,658)	(77,330)
Other income (expense):
Interest income, net	2,480	727	5,768	1,856
Other expenses, net	(72)	(104)	(101)	(298)

Total other income, net	2,408	623	5,667	1,558

Net loss	(43,068)	(28,557)	(124,991)	(75,772)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities, net of tax	(139)	71	(45)	(31)

Comprehensive loss	$(43,207)	$(28,486)	$(125,036)	$(75,803)

Basic and diluted net loss per common share	$(0.83)	$(0.66)	$(2.47)	$(1.81)

Weighted-average number of shares used in computing basic and diluted net loss per common share	52,050,232	43,259,145	50,536,860	41,832,273

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(124,991)	$(75,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,509	1,008
Amortization (accretion) of premium (discount) on marketable securities	(226)	561
Stock-based compensation	22,552	8,941
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,496)	(2,873)
Accounts payable	(2,131)	(939)
Accrued liabilities	5,882	900
Accrued compensation	(1,400)	554
Other liabilities	499	(45)

Net cash used in operating activities	(101,802)	(67,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,946)	(1,773)
Purchase of marketable securities	(259,631)	(127,721)
Maturities of marketable securities	108,707	52,109

Net cash used in investing activities	(155,870)	(77,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in public offering, net	255,119	135,625
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	6,722	3,066
Repurchases of unvested restricted stock	(8)	(421)
Tax paid related to net shares settlement of equity awards	(6,253)	(237)

Net cash provided by financing activities	255,580	138,033

Net decrease in cash, cash equivalents and restricted cash	(2,092)	(7,017)
Cash, cash equivalents and restricted cash at beginning of period	199,378	92,212

Cash, cash equivalents and restricted cash at end of period	$197,286	$85,195

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Accrued purchase of property and equipment	$(2,173)	$98

Leasehold improvements paid for by landlord	$—	$9,885

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

Need for Additional Capital

In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our research and development activities. Since inception through September 30, 2018, we have incurred cumulative net losses of $422.9 million. We expect to incur additional losses in the future to conduct product research and development and we recognize the need to raise additional capital to fully implement our business plan. We intend to raise such capital through the issuance of additional equity, and potentially through borrowings, and strategic alliances with partner companies. However, if such financing is not available at adequate levels, we will need to re-evaluate our operating plans. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our cash requirements for at least twelve months subsequent to the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

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

In March 2018, the FASB issued ASU No. 2018-04, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273. The amendment of ASU No. 2018-04 adds, amends and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments-Debt Securities and ASC 980, Regulated Operations. The amendments in this update were effective upon issuance in March 2018. The adoption of this new standard did not have a material impact on our consolidated financial statements.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (or ASU 2016-02). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. During 2018, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842) – Targeted Improvements, which provided an entity the modified retrospective transition approach to initially account for the impact of the adoption with a cumulative adjustment to accumulated deficit on the effective date of the ASU 2016-02, January 1, 2019 rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. We plan to adopt the standard on January 1, 2019 and to elect the modified retrospective transition method for adoption as described above. The new standard also provides a number of optional practical expedients that allow entities to not (i) reassess whether any expired or existing contracts are considered or contain leases; (ii) reassess the lease classification for any expired or existing leases; and (iii) reassess initial direct costs for any existing leases. We plan to elect the use of practical expedients. We expect that this standard will have a material effect on our consolidated financial statements. While we continue to evaluate the provisions of ASC 842 to determine the impact the adoption will have on our consolidated financial statements, we currently believe the most significant effects relate to the recognition of new right-of-use assets and lease liabilities on our consolidated balance sheet. We do not expect a significant change in our leasing activities between now and adoption.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The new standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including removals of, modification to, and additional disclosure requirements from Topic 820. The amendment of ASU No. 2018-13 removes disclosure requirements from Topic 820 in the areas of (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Except for certain amendments related to Level 3 fair value measurements, all the other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of the ASU No. 2018-13. We believe that the adoption of this new standard will have no material impact on our consolidated financial position or results of operations and have not elected to early adopt the amendment.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (or ASU 2018-15). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. Accordingly, the amendment of ASU No. 2018-15 requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendment in ASU 2018-15 also requires the entity (customer) to expense the capitalized implementation cost of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendment in ASU 2018-15 further requires the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payment for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The amendments in this update are effective for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period for all entities. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We believe that the adoption of this new standard will have no material impact on our consolidated financial position or results of operations and have not elected to early adopt the amendment.

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

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$187,825	$187,825	$—	$—
Corporate debt securities	81,082	—	81,082	—
U.S. government agency securities	88,368	—	88,368	—
Certificates of deposits	5,215	—	5,215	—
U.S. government securities	114,259	—	114,259	—

Total financial assets	$476,749	$187,825	$288,924	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$134,744	$134,744	$—	$—
Corporate debt securities	46,977	—	46,977	—
U.S. government agency securities	54,989	—	54,989	—
Certificates of deposits	9,129	—	9,129	—
U.S. government securities	20,007	—	20,007	—

Total financial assets	$265,846	$134,744	$131,102	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. At September 30, 2018 and December 31, 2017, the weighted average remaining contractual maturities of our Level 2 investments was less than one year and all of these investments are rated A-1/P-1/F1 or A/A2, or higher by Moody’s, S&P and Fitch. There were no transfers between Level 1 and Level 2 during the periods presented.

4. Available-for-Sale Securities

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents, restricted cash, or marketable securities in our condensed consolidated balance sheets (in thousands):

	September 30, 2018				December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Financial Assets:
Money market funds	$187,825	$—	$—	$187,825	$134,744	$—	$—	$134,744
Corporate debt securities	81,213	—	(131)	81,082	47,108	—	(131)	46,977
U.S. government agency securities	88,495	—	(127)	88,368	55,170	—	(181)	54,989
Certificates of deposits	5,216	1	(2)	5,215	9,142	—	(13)	9,129
U.S. government securities	114,381	—	(122)	114,259	20,018	—	(11)	20,007

Total	$477,130	$1	$(382)	$476,749	$266,182	$—	$(336)	$265,846

The following table summarizes the classification of the available-for-sale securities on our condensed consolidated balance sheets (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$189,543	$134,746
Short-term marketable securities	188,337	116,493
Long-term marketable securities	98,869	14,607

Total	$476,749	$265,846

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities were temporary in nature during the periods presented.

5. Balance Sheet Components

Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Laboratory equipment	$6,766	$5,715
Computer equipment	1,630	1,594
Leasehold improvements	13,730	12,642
Construction-in-progress	932	419

Total property and equipment	23,058	20,370
Less: accumulated depreciation and amortization	(6,309)	(3,799)

Property and equipment, net	$16,749	$16,571

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued clinical and manufacturing expenses	$13,024	$8,035
Accrued professional and consulting services	652	1,007
Other	168	1,093

Total accrued liabilities	$13,844	$10,135

Other liabilities, current and noncurrent

Other liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Restricted shares subject to repurchase, current	$237	$373
Deferred rent, current	677	—
Other payable	30	—

Total other liabilities, current	$944	$373

Restricted shares subject to repurchase, noncurrent	$—	$161
Deferred rent, noncurrent	11,223	11,491
Other liabilities, noncurrent	60	—

Total other liabilities, noncurrent	$11,283	$11,652

6. Stock Based Compensation

We have three stock-based compensation plans – the Amended and Restated 2017 Inducement Equity Plan (the “2017 Inducement Plan”), the 2015 Stock Option and Incentive Plan (the “2015 Plan”) and the 2012 Stock Option and Grant Plan (the “2012 Plan”). As of September 30, 2018, there were 646,600 shares reserved under the 2017 Inducement Plan and 2,543,178 shares reserved under the 2015 Plan for the future issuance of equity awards. Upon adoption of the 2015 Plan in July 2015, no new awards or grants are permitted under the 2012 Plan. See Note 7 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information related to these stock-based compensation plans.

Stock Options

The following summarizes option activity under the 2017 Inducement Plan, 2015 Plan and 2012 Plan:

	Number of Options	Weighted- Average Exercise Price
Outstanding — December 31, 2017	2,945,901	$17.50
Options granted	928,958	55.74
Options exercised	(527,278)	9.63
Options canceled	(147,052)	33.74

Outstanding — September 30, 2018	3,200,529	$29.15

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	6.1	6.0-6.1	5.3-6.1	5.3-6.1
Volatility	69.7%-70.3%	72.0%-73.1%	68.7%-70.8%	70.9%-75.6%
Risk-free interest rate	2.8%-2.9%	1.9%-2.1%	2.6%-2.9%	1.8%-2.3%
Dividend yield	—	—	—	—

Restricted Stock Units

The following table summarizes activity of RSUs granted to employees with service-based vesting under the 2017 Inducement Plan and 2015 Plan and related information:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Non-vested units — December 31, 2017	467,463	$24.93
RSUs granted	529,985	57.68
RSUs vested	(162,301)	34.36
RSUs forfeited	(68,153)	41.12

Non-vested units — September 30, 2018	766,994	$43.98

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

During the nine-month period ended September 30, 2018, certain market capitalization milestones were achieved, resulting in vesting of related market-condition RSUs. For the nine-month period ended September 30, 2018, we recognized $2.9 million in stock-based compensation expense related to the market-condition awards (allocated as $0.2 million for research and development expense and $2.7 million for general and administrative expense). The following table summarizes activity of the market-condition awards under the 2015 Plan and related information:

	Number of units	Weighted- Average Grant Date Fair Value
Non-vested market-condition awards — December 31, 2017	353,250	$15.15
Granted	—	—
Vested	(188,400)	18.22
Forfeited	(5,600)	11.64

Non-vested market-condition awards — September 30, 2018	159,250	$11.64

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

The fair values of the rights granted under the 2015 ESPP were calculated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	0.5 – 2.0	0.5	0.5 – 2.0	0.5
Volatility	59.2%-65.4%	60.1%-63.5%	59.2%-66.8%	60.1%-63.5%
Risk-free interest rate	1.6%-2.7%	0.7%-1.2%	1.6%-2.7%	0.7%-1.2%
Dividend yield	—	—	—	—

Stock-Based Compensation Expense

Total stock-based compensation recognized by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$2,835	$1,564	$9,587	$4,077
General and administrative	4,133	2,143	12,965	4,864

Total stock-based compensation expense	$6,968	$3,707	$22,552	$8,941

7. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options to purchase common stock	3,200,529	2,889,431	3,200,529	2,889,431
Restricted stock subject to future vesting	71,246	315,542	71,246	315,542
Restricted stock units	926,244	769,783	926,244	769,783

Total	4,198,019	3,974,756	4,198,019	3,974,756

8. Commitments and Contingencies

Facilities

In March 2017, we entered into a noncancelable operating lease (the “Lease”) for approximately 67,185 square feet of space in South San Francisco, California (the “Existing Premises”). The date on which we became responsible for paying rent under the Lease was December 15, 2017 (the “Rent Commencement Date”). The Lease expires 10 years after the Rent Commencement Date. The Lease grants us an option to extend the Lease for an additional 10-year period. Future minimum rental payments under the Lease during the 10-year term are $48.3 million in the aggregate. The Lease further provides that we are obligated to pay to the landlord certain costs, including taxes and operating expenses. The Lease term commenced in November 2017 as we gained control over physical access to the Existing Premises. We have acquired $11.1 million of leasehold improvements at our Existing Premises with the tenant inducement allowance provided under the Lease. We are required to repay $1.7 million of the tenant inducement allowance to the landlord in the form of additional monthly rent with interest applied over the term of the Lease.

In August 2018, we entered into an amendment to the Lease (the “Lease Amendment”) to relocate the leased premises from the Existing Premises to a to-be-constructed-building consisting of approximately 164,150 rentable square feet of space (the “Substitute Premises”) when the Substitute Premises are ready for occupancy (the “Substitute Premises Commencement Date”). The Lease Amendment has a contractual term (the “Substitute Premises Term”) of 10 years from the Substitute Premises Commencement Date. The Lease Amendment grants us an option to extend the Lease for an additional 10-year period. Future minimum rental payments under the Lease Amendment during the 10-year term are $121.5 million in the aggregate. Under the Lease Amendment, we are obligated to pay to the landlord certain costs, including taxes and operating expenses. The Lease Amendment also provides a tenant inducement allowance of up to $27.9 million, of which $4.1 million, if utilized, would be repaid to the landlord in the form of additional monthly rent with interest applied.

In March 2017, we provided a standby letter of credit of $0.9 million as security for our obligations under the Lease on our Existing Premises. The security deposit was increased to $2.4 million under the Lease Amendment. This standby letter of credit is classified as restricted cash.

We intend to vacate the Existing Premises and surrender and deliver the Existing Premises to landlord on or before the date which is sixty days after the Substitute Premises Commencement Date, upon which time we will have no further obligations with respect to the Existing Premises. Upon signing of the Lease Amendment, we re-evaluated the remaining useful life of the leasehold improvements at our Existing Premises and started to amortize the leasehold improvements over the remaining period of expected use, resulting in an acceleration of depreciation expenses which was insignificant during the period ended September 30, 2018.

Future annual minimum lease payments due under the Lease and Lease Amendment at December 31 of each year are as follows (in thousands):

Year ending December 31,	Amount[1]
2018 (three months)	$1,076
2019	4,406
2020	6,513
2021	11,642
2022	12,020
Thereafter	102,776

Total	$138,433

(1)	The table above is prepared under the assumption that the Substitute Premises Commencement at the Substitute Premises starts on June 30, 2020.

Rent expense for the three months ended September 30, 2018 and 2017 was $0.9 million and $0.4 million, respectively, and for the nine months ended September 30, 2018 and 2017 was $2.7 million and $1.1 million, respectively. The operating leases require us to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

Contingencies

In the ordinary course of business, we may be subject to legal claims and regulatory actions that could have a material adverse effect on our business or financial position. We assess our potential liability in such situations by analyzing potential outcomes, assuming various litigation, regulatory and settlement strategies. If we determine a loss is probable and its amount can be reasonably estimated, we accrue an amount equal to the estimated loss.

No losses and no provision for a loss contingency have been recorded to date.

Contingent Payments

In August 2018, we entered into a license agreement (the “License Agreement”) with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) pursuant to which Roche granted us an exclusive and sublicensable worldwide license under certain patent rights and know-how to develop and commercialize inclacumab for all indications and uses, except diagnostic use. Roche retained a non-exclusive, worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use. As of September 30, 2018, we have paid Roche an upfront payment of $2.0 million. We are obligated to make contingent payments to Roche totaling approximately $125.5 million upon achievement of certain clinical development and regulatory milestones for inclacumab and commercial sales milestones if they occur before certain dates in the future. We are also obligated to make royalty payments to Roche based on tiered percentages ranging from low double-digit for the first annual net sales of inclacumab tier up to mid double-digit for annual net sales over $1.0 billion.

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

In August 2018, we entered into a license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) pursuant to which Roche granted the company an exclusive and sublicensable worldwide license under certain patent rights and know-how to develop and commercialize inclacumab, a novel fully human monoclonal antibody against P-selectin, including any modified compounds targeting P-selectin and derived from inclacumab, for all indications and uses, except diagnostic use. Roche retained a non-exclusive, worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use. We plan to develop inclacumab as a treatment for vaso-occlusive crises in patients with SCD.

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

Beyond evaluation of voxelotor in SCD, we are also engaged in other research and development activities, all of which are currently in earlier development stages. In addition, we regularly evaluate opportunities to in-license, acquire or invest in new business, technology or assets or engage in related discussions with other business entities.

Since our inception in 2011, we have devoted substantially all of our resources to identifying and developing our product candidates, including conducting clinical trials and nonclinical studies and providing general and administrative support for these operations.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $125.0 million and $75.8 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $422.9 million. To date, we have not generated any revenue. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We had $194.9 million in cash and cash equivalents and $287.2 million in marketable securities as of September 30, 2018.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		$ Change	% Change
	2018	2017
	(in thousands, except percentages)
Operating expenses:
Research and development	$33,026	$20,952	$12,074	58%
General and administrative	12,450	8,228	4,222	51%

Total operating expenses	45,476	29,180	16,296	56%

Loss from operations	(45,476)	(29,180)	(16,296)	56%
Interest income, net	2,480	727	1,753	241%
Other income (expenses), net	(72)	(104)	32	(31)%

Net loss	$(43,068)	$(28,557)	$(14,511)	51%

Research and development

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

	Three Months Ended September 30,		$ Change	% Change
	2018	2017
Costs incurred by development program:
Voxelotor for the treatment of SCD	$24,656	$15,563	$9,093	58%
Other preclinical programs	5,832	3,180	2,652	83%
Inclacumab for the treatment of SCD	2,469	—	2,469	100%
Voxelotor for the treatment of hypoxemic pulmonary disorders	69	2,209	(2,140)	(97)%

Total research and development expenses	$33,026	$20,952	$12,074	58%

Research and development expenses increased by $12.1 million or 58%, to $33.0 million for the three months ended September 30, 2018 from $21.0 million for the three months ended September 30, 2017. The increase was primarily due to increased internal and external expenses related to our SCD program for voxelotor of $9.1 million as we advanced this program, including expansion of our Phase 2a HOPE-KIDS 1 Study and our Phase 3 HOPE Study in 2018, as well as higher levels of manufacturing activities to support the studies. In addition, there was $2.5 million in increased internal and external costs associated with inclacumab primarily driven by the upfront payment of $2.0 million under the License Agreement with Roche in August 2018. Furthermore, there was $2.7 million in increased internal and external costs associated with preclinical programs. The increase is partially offset by a $2.1 million decrease in expenses related to our former hypoxemic pulmonary disorders program that was discontinued in October 2017. Stock-based compensation expense was $2.8 million for the three months ended September 30, 2018 and $1.6 million for the three months ended September 30, 2017. The increase was primarily due to hiring additional personnel and stock price appreciation.

General and administrative

General and administrative expenses increased by $4.2 million or 51%, to $12.5 million for the three months ended September 30, 2018 from $8.2 million for the three months ended September 30, 2017. The increase was primarily due to an increase of $3.2 million in salaries and benefits, including $2.0 million of higher stock-based compensation expense, as a result of hiring additional personnel and stock price appreciation and $1.2 million of higher salary and benefit costs as a result of hiring additional personnel, and an increase of $1.0 million in other general and administrative expenses, such as professional and consulting services, due to the growth of our operations.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,		$ Change	% Change
	2018	2017
	(in thousands, except percentages)
Operating expenses:
Research and development	$94,543	$56,513	$38,030	67%
General and administrative	36,115	20,817	15,298	73%

Total operating expenses	130,658	77,330	53,328	69%

Loss from operations	(130,658)	(77,330)	(53,328)	69%
Interest income, net	5,768	1,856	3,912	211%
Other expenses, net	(101)	(298)	197	(66)%

Net loss	$(124,991)	$(75,772)	$(49,219)	65%

The following table summarizes our research and development expenses incurred during the respective periods:

	Nine Months Ended September 30,		$ Change	% Change
	2018	2017
Costs incurred by development program:
Voxelotor for the treatment of SCD	$72,940	$40,167	$32,773	82%
Other preclinical programs	17,775	9,278	8,497	92%
Inclacumab for the treatment of SCD	3,028	—	3,028	100%
Voxelotor for the treatment of hypoxemic pulmonary disorders	800	7,068	(6,268)	(89)%

Total research and development expenses	$94,543	$56,513	$38,030	67%

Research and development expenses increased by $38.0 million or 67%, to $94.5 million for the nine months ended September 30, 2018 from $56.5 million for the nine months ended September 30, 2017. The increase was primarily due to increased internal and external expenses related to our SCD program for voxelotor of $32.8 million as we advanced this program, including expansion of our Phase 2a HOPE-KIDS 1 Study and our Phase 3 HOPE Study in 2018 as well as higher levels of manufacturing activities to support the studies. In addition, there was $3.0 million in increased internal and external costs associated with inclacumab primarily driven by the upfront payment of $2.0 million under the License Agreement with Roche in August 2018. Furthermore, there was $8.5 million in increased internal and external costs associated with preclinical programs. The increase is partially offset by a $6.3 million decrease in expenses related to our former hypoxemic pulmonary disorders program that was discontinued in October 2017. Stock-based compensation expense was $9.6 million for the nine months ended September 30, 2018 and $4.1 million for the nine months ended September 30, 2017. The increase was primarily due to hiring additional personnel, stock price appreciation and vesting of market-condition stock awards.

General and administrative

General and administrative expenses increased by $15.3 million or 73%, to $36.1 million for the nine months ended September 30, 2018 from $20.8 million for the nine months ended September 30, 2017. The increase was primarily due to an increase of $11.7 million in salaries and benefits, including $8.1 million of higher stock-based compensation expense, as a result of hiring additional personnel, stock price appreciation and vesting of market-condition stock awards for achievement of certain market capitalization milestones and $3.5 million of higher salary and benefit costs, and an increase of $3.6 million in other general and administrative expenses, such as professional and consulting services, due to the growth of our operations.

Liquidity, Capital Resources and Plan of Operations

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sale of equity securities. In December 2017, we completed a follow-on offering under the shelf registration statement on Form S-3ASR pursuant to which we issued an aggregate of 2,631,579 shares of our common stock at a price of $38.00 per share. In addition, in January 2018, we sold an additional 394,736 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $38.00 per share. We received aggregate proceeds of $111.0 million from this follow-on offering, net of underwriting discounts and commissions, and offering expenses. In March 2018, we completed a follow-on offering and issued an aggregate of 4,600,000 shares of our common stock at a price of $54.00 per share, including 600,000 shares of common stock sold directly to the underwriters when they exercised their over-allotment option at the price of $54.00 per share. We received total proceeds of $240.6 million from the offering, net of underwriting discounts and commissions, and offering expenses. As of September 30, 2018, we had $194.9 million in cash and cash equivalents and $287.2 million in marketable securities.

Our primary use of cash is to fund operations, which consist primarily of research and development expenditures. Cash used to fund operations is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources will be sufficient to fund our planned operations for at least twelve months subsequent to the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance voxelotor through any completion of clinical development, to develop other potential product candidates we may identify and pursue and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:

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

•

the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our potential future clinical trials of voxelotor for SCD or for inclacumab or any other product candidates that we may identify and develop;

•	the costs of obtaining clinical and commercial supplies of voxelotor, inclacumab and any other product candidates we may identify and develop;

•

our ability to advance our development programs, including our program for the clinical investigation of voxelotor in SCD patients through nonclinical and clinical development, as well as inclacumab and any other potential product candidate programs we may identify and pursue, the timing and scope of these development activities, and the availability of accelerated approval for voxelotor and of any approval for any of our other product candidates;

•

our ability to successfully obtain any regulatory approvals from any regulatory authorities, and the scope of any such regulatory approvals, to market and sell voxelotor, inclacumab and any other product candidates we may identify and develop in any territory(ies);

•	our ability to successfully commercialize voxelotor, inclacumab and any other product candidates we may identify and develop in any territories;

•

the manufacturing, selling, and marketing costs associated with the potential commercialization of voxelotor, inclacumab and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities in any territory(ies);

•

the amount and timing of sales and other revenues from voxelotor, inclacumab and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash used in operating activities	$(101,802)	$(67,665)
Cash used in investing activities	(155,870)	(77,385)
Cash provided by financing activities	255,580	138,033

Net decrease in cash, cash equivalents and restricted cash	$(2,092)	$(7,017)

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2018 was $101.8 million, consisting of a net loss of $125.0 million, which was partially offset by non-cash charges of $22.6 million for stock-based compensation and $2.3 million for net depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $4.5 million of prepaid expenses and other current assets due to advance payments made in connection with our Phase 3 HOPE Study and our Phase 2a HOPE-KIDS 1 Study, a decrease of $2.1 million in accounts payable due to timing of payments and receipt of invoices, and a decrease of $1.4 million in accrued compensation primarily due to the timing of annual employee bonus payments. These were partially offset by an increase of $5.9 million in accrued liabilities due to the growth of our operations.

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

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2018 was $155.9 million, consisting of purchases of property and equipment for our office and laboratory facility of $4.9 million and purchases of marketable securities of $259.6 million, which are partially offset by maturities of marketable securities of $108.7 million.

Cash used in investing activities for the nine months ended September 30, 2017 was $77.4 million, consisting of the purchase of marketable securities of $127.7 million, and purchase of property and equipment for our office and laboratory facility of $1.8 million, which are partially offset by maturities of marketable securities of $52.1 million.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2018 was $255.6 million, primarily from net proceeds of $255.1 million from the issuance of common stock in connection with our follow-on offerings completed in January 2018 and March 2018 and to a lesser extent, proceeds of $6.7 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options, which are partially offset by $6.3 million tax paid related to net shares settlement of equity awards.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Contractual Obligations and Other Commitments

In August 2018, we entered into an amendment to our Lease (the “Lease Amendment”) to relocate and expand our leased premises to a to-be-constructed-building consisting of approximately 164,150 rentable square feet of space (the “Substitute Premises”) when the Substitute Premises are ready for occupancy (the “Substitute Premises Commencement Date”). The Lease Amendment has a contractual term of 10 years from the Substitute Premises Commencement Date. The Lease Amendment grants us an option to extend the Lease Amendment for an additional 10-year period. We intend to vacate the Existing Premises and surrender and deliver the Existing Premises to landlord on or before the date which is sixty days after the Substitute Premises Commencement Date, upon which time we will have no further obligations with respect to the Existing Premises.

The following table summarizes our contractual obligations under the new and existing operating leases as of September 30, 2018 (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Operating lease obligations[1]	$138,433	$1,076	$4,406	$6,513	$11,642	$12,020	$102,776

Total contractual obligations	$138,433	$1,076	$4,406	$6,513	$11,642	$12,020	$102,776

(1)	The table above is prepared under the assumption that the Substitute Premises Commencement at the Substitute Premises starts on June 30, 2020.

In August 2018, we entered into a license agreement (the “License Agreement”) with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) pursuant to which Roche granted us an exclusive and sublicensable worldwide license under certain patent rights and know-how to develop and commercialize inclacumab for all indications and uses. Roche retained a non-exclusive, worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use. As of September 30, 2018, we have paid Roche an upfront payment of $2.0 million. We are subject to contingent payments totaling approximately $125.5 million upon achievement of certain clinical development and regulatory milestones for inclacumab and commercial sales milestones if they occur before certain dates in the future. We are also subject to royalty payments to Roche based on tiered percentages ranging from low double-digit for the first annual net sales of inclacumab tier up to mid double-digit for annual net sales over $1.0 billion.

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

In March 2018, the FASB issued ASU No. 2018-04, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273. The amendment of ASU No. 2018-04 adds, amends and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments-Debt Securities and ASC 980, Regulated Operations. The amendments in this update were effective upon issuance in March 2018. The adoption of this new standard did not have a material impact on our consolidated financial statements.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (or ASU 2016-02). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. During 2018, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842) – Targeted Improvements, which provided an entity the modified retrospective transition approach to initially account for the impact of the adoption with a cumulative adjustment to accumulated deficit on the effective date of the ASU 2016-02, January 1, 2019 rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. We plan to adopt the standard on January 1, 2019 and to elect the modified retrospective transition method for adoption as described above. The new standard also provides a number of optional practical expedients that allow entities to not (i) reassess whether any expired or existing contracts are considered or contain leases; (ii) reassess the lease classification for any expired or existing leases; and (iii) reassess initial direct costs for any existing leases. We plan to elect the use of practical expedients. We expect that this standard will have a material effect on our consolidated financial statements. While we continue to evaluate the provisions of ASC 842 to determine the impact the adoption will have on our consolidated financial statements, we currently believe the most significant effects relate to the recognition of new right-of-use assets and lease liabilities on our consolidated balance sheet. We do not expect a significant change in our leasing activities between now and adoption.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The new standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including removals of, modification to, and additional disclosure requirements from Topic 820. The amendment of ASU No. 2018-13 removes disclosure requirements from Topic 820 in the areas of (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Except for certain amendments related to Level 3 fair value measurements, all the other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of the ASU No. 2018-13. We believe that the adoption of this new standard will have no material impact on our consolidated financial position or results of operations and have not elected to early adopt the amendment.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (or ASU 2018-15). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. Accordingly, the amendment of ASU No. 2018-15 requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendment in ASU 2018-15 also requires the entity (customer) to expense the capitalized implementation cost of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendment in ASU 2018-15 further requires the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payment for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. The amendments in this update are effective for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period for all entities. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We believe that the adoption of this new standard will have no material impact on our consolidated financial position or results of operations and have not elected to early adopt the amendment.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of September 30, 2018 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A.	Risk Factors.

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed consolidated financial statements as of September 30, 2018 and December 31, 2017 and the notes accompanying those consolidated financial statements.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our lead product candidate, voxelotor, which is our only product candidate in clinical development. In August 2018, we entered into an exclusive worldwide license agreement with F. Hoffman-LaRoche and Hoffman-La Roche Inc. (together, “Roche”) for the development and commercialization of inclacumab, a novel fully human monoclonal antibody against P-selectin, as a treatment for vaso-occlusive crises (“VOC”) in patients with SCD.

We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the nine months ended September 30, 2018 and 2017 were $125.0 million and $75.8 million, respectively. As of September 30, 2018, we had an accumulated deficit of $422.9 million. We have not generated any revenue since our inception, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

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

•	seek and obtain regulatory and marketing approvals for voxelotor for SCD or any other indication we may pursue;

•	build a sales and marketing organization or enter into selected collaborations to commercialize voxelotor for any indication, if approved;

•	build a medical affairs organization to advance our engagement with healthcare providers and stakeholders;

•	advance our other programs, including inclacumab, through nonclinical and clinical development and commence development activities for any additional product candidates we may identify and pursue; and

•	expand our organization to support our research, development, medical, and commercialization activities and our operations as a public company.

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

Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance voxelotor, inclacumab and other product candidates that we may identify and pursue in clinical trials. As of September 30, 2018 and December 31, 2017, we had working capital of $365.3 million and $298.0 million, respectively, and capital resources consisting of cash and cash equivalents and short and long-term marketable securities totaling $482.1 million and $329.4 million, respectively. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully complete the development, regulatory approval process and commercialization of voxelotor or any other future product candidates.

Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize voxelotor, inclacumab or any other product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

•

the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our potential future clinical trials of voxelotor for SCD or for inclacumab or any other product candidate that we may identify and develop;

•	the costs of obtaining clinical and commercial supplies of voxelotor, inclacumab and any other product candidates we may identify and develop;

•

our ability to advance our development programs, including our program for the clinical investigation of voxelotor in SCD patients through nonclinical and clinical development, as well as inclacumab and any other potential product candidate programs we may identify and pursue, the timing and scope of these development activities, and the availability of accelerated approval for voxelotor and of any approval for any of our other product candidates;

•

our ability to successfully obtain any regulatory approvals from any regulatory authorities, and the scope of any such regulatory approvals, to market and sell voxelotor, inclacumab and any other product candidates we may identify and develop in any territory(ies);

•	our ability to successfully commercialize voxelotor, inclacumab and any other product candidates we may identify and develop in any territories;

•

the manufacturing, selling, and marketing costs associated with the potential commercialization of voxelotor, inclacumab and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities in any territory(ies);

•

the amount and timing of sales and other revenues from voxelotor, inclacumab and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit or terminate our development or commercialization activities for voxelotor, inclacumab or for any other product candidates we may identify and pursue, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval of Our Product Candidates

If we are unable to obtain regulatory approval in one or more jurisdictions for voxelotor, inclacumab or any future product candidates that we may identify and develop, our business will be substantially harmed.

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities is lengthy and unpredictable, and depends upon numerous factors. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have not obtained regulatory approval for any product candidate, including voxelotor, and it is possible that voxelotor, inclacumab and any other product candidates we may seek to develop in the future may never obtain any regulatory approval.

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

We are heavily dependent on the success of voxelotor in our development program for sickle cell disease, and all of our other programs are still in the earlier development stages. If we are unable to successfully complete clinical development, obtain and maintain regulatory approval for, and commercialize voxelotor for SCD, or experience delays in doing so, our business will be materially harmed.

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

All of our other programs are in earlier stages of research and development, and we have no other product candidates in clinical trials other than voxelotor. As a result, even after in-licensing the inclacumab program, we are very dependent on voxelotor for our business, prospects, financial condition and results of operations.

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

Results of earlier studies may not be predictive of future clinical trial results, and initial studies may not establish an adequate safety or efficacy profile for voxelotor, inclacumab and other product candidates that we may pursue to justify proceeding to advanced clinical trials or an application for regulatory approval.

The results of nonclinical studies and clinical trials of voxelotor, inclacumab and of any future product candidates that we may pursue may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial may not necessarily predict final results. For example, we were previously pursuing the clinical development of voxelotor as a potential treatment for idiopathic pulmonary fibrosis, or IPF, and decided in October 2017 to halt development of voxelotor for IPF due to the totality of the data we obtained from two Phase 2a clinical trials and a Phase 1 study, which did not demonstrate sufficient overall clinical benefit to justify continuing the program. In addition, our nonclinical studies and clinical trials to date of voxelotor in SCD have involved mostly one genotype of SCD, known as HbSS, and the results of these studies may not be replicated in other genotypes of SCD in the HOPE Study or in subsequent clinical trials. The HOPE Study of voxelotor in SCD is not limited to only the HbSS genotype. Additionally, any positive results generated in our Phase 1/2 clinical trial of voxelotor in SCD in adults do not ensure that we will achieve similar results in our ongoing Phase 2a HOPE-KIDS 1 Study, in adolescent and pediatric patients with SCD, which we expanded in July 2017 to include an additional single-dose cohort in children aged 6-11, or in any other potential studies of voxelotor. Our later stage clinical trials, including the HOPE Study, involve significantly broader patient populations than those in earlier clinical trials.

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

Our failure to demonstrate the required characteristics to support marketing approval for voxelotor, inclacumab or any other product candidate we may choose to develop in any ongoing or future clinical trials would substantially harm our business, prospects, financial condition and results of operations.

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

We may encounter substantial delays in conducting or completing our clinical trials, which in turn will result in additional costs and may ultimately prevent successful or timely completion of the clinical development and commercialization of voxelotor, inclacumab or any other product candidates we may identify and pursue.

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

Identifying and qualifying patients to participate in our ongoing and planned clinical trials of voxelotor, inclacumab, and any other product candidates that we may develop are critical to our success. Our clinical development efforts are initially focused on rare chronic blood diseases. For example, according to CDC estimates, the prevalence of SCD, for which voxelotor is being studied, is approximately 100,000 individuals in the United States. Accordingly, there are limited patient pools from which to draw for clinical trials in our target indications. We may not be able to identify, recruit, and enroll a sufficient number of subjects to complete our clinical trials of voxelotor because of the perceived risks and benefits of voxelotor, the availability of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective subjects and the subject referral practices of physicians, among other factors. In addition, we may experience higher than expected patient discontinuations from the group of patients enrolled in the Phase 3 HOPE Study, which would delay or prevent our ability to generate sufficient data to support a potential NDA filing under Subpart H.

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

Clinical trials by their nature utilize only a small sample of the potential patient population. For example, our Phase 3 HOPE Study in SCD patients represents only a very small fraction of all patients with SCD. Side effects of voxelotor, inclacumab or any other product candidates that we may develop may be uncovered only in later stages of clinical trials, or only in trials involving different patient populations (such as pediatric patients), or only during post-approval studies or the safety reporting required for approved products. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Moreover, a nonclinical toxicology study with voxelotor in non-humans and clinical trials involving other hemoglobin modifiers (other than voxelotor) have shown a decrease in oxygen delivery to tissue when a significant percentage of hemoglobin is modified. Hemoglobin modifiers, by increasing HbS’s affinity for oxygen, can cause a shift in oxygen levels, potentially resulting in tissue hypoxia. To date, clinical studies of voxelotor have not shown evidence of tissue hypoxia. However, if voxelotor or any other product candidates that we may develop are associated with tissue hypoxia or any other undesirable side effects or unexpected undesirable characteristics in clinical trials or nonclinical studies, we may need to abandon their development or limit their development to more narrow uses or subpopulations, which could adversely affect our business, prospects, financial condition and results of operations.

Although the FDA and the European Commission have each granted orphan drug designation for voxelotor for the potential treatment of SCD, we may not receive orphan drug designation for inclacumab or any other product candidates for which we may submit new applications for orphan drug designation, and any orphan drug designations that we have received or may receive in the future may not confer marketing exclusivity or other expected commercial benefits.

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

Although the FDA and the EMA have each granted orphan drug designation to voxelotor for the treatment of SCD, we may apply for orphan drug designation for voxelotor in other jurisdictions or for other indications, or for inclacumab or other product candidates we may develop and pursue in the future. Applicable regulatory authorities may not grant us these additional designations. In addition, the exclusivity granted under any orphan drug designations that we have received from the FDA and the EMA, or may receive from any other regulatory authorities (if any), may not effectively protect voxelotor or any other product candidate we pursue from competition because different drugs can be approved for the same condition. For example, in the United States, even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior, or the FDA can approve a competitor application for the same drug for a different indication than the orphan drug designation. Any inability to secure or maintain orphan drug designation or the exclusivity benefits of this designation would have an adverse impact on our ability to develop and commercialize our product candidates. In addition, even if any orphan drug designations we receive are maintained, we may be unable to realize significant commercial benefits from these regulatory exclusivities for voxelotor (if approved) or any other product candidate we pursue.

Even if we receive regulatory approval for voxelotor, inclacumab or any other product candidate that we may develop and pursue, we will be subject to ongoing regulatory obligations and scrutiny and may be subject to significant restrictions relating to product labeling, distribution or other post-marketing requirements.

Even if a product candidate such as voxelotor is approved, regulatory authorities may still impose significant restrictions on its indicated uses, approved labeling, distribution or marketing or may impose ongoing requirements for potentially costly post-marketing studies. For example, if we submit an NDA seeking accelerated approval of voxelotor under Subpart H and such accelerated approval is granted, we will be required to conduct post-marketing confirmatory studies to verify the clinical benefit of voxelotor. The FDA may restrict the approved labeling for voxelotor on any accelerated approval in a variety of ways, including with respect to the scope of the approved indication and may require statements of lack of demonstrated benefit (until demonstrated by required post-marketing confirmatory studies) or other restrictions or limitations in any approved product labeling under Subpart H. Furthermore, any new legislation addressing drug safety or other drug related issues could result in delays or increased costs to assure compliance. If voxelotor, inclacumab or any other product candidates that we may develop are approved, at a minimum they will each be subject to current standard ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of voxelotor, inclacumab or any other product candidates. For example, the development of voxelotor for the prophylactic treatment of SCD in pediatric patients is an important part of our current business strategy, and if we are unable to obtain regulatory approval for this product candidate for the desired age ranges or other key labeling parameters, our business is likely to suffer.

In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMP’s. For voxelotor, inclacumab and any other product candidates we may pursue, we are wholly reliant on third party contract manufacturers for clinical as well as any commercial supplies of product candidates and products. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP requirements and must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities, and to comply with requirements concerning advertising and promotion for our products. In addition, we are subject to very rapid reporting obligations relating to any adverse events or serious adverse events relating to our product candidates and any approved products, if any. Our failure to report adverse events we become aware of within the prescribed timeframes could have serious negative consequences for our development programs, business and operations. In addition, any promotional communications or materials for prescription drugs are subject to a variety of complex legal and regulatory restrictions, including but not limited to consistency with the approved product’s approved label. Failure to obey these standard marketing requirements for any approved product (if any) could have serious negative consequences for our commercialization activities (if any), business and operations.

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

As a company, we have no experience with obtaining approval for, launching or commercializing any product candidates or products, or with complying with most of these complex ongoing regulatory requirements. It will take significant effort and management attention to address compliance with these requirements in any jurisdiction for which we seek any product approval. Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity even if significant liabilities do not result. Any failure to comply with these complex ongoing regulatory requirements may significantly and adversely affect our ability to obtain approval for, launch, commercialize and generate revenues from voxelotor, inclacumab or any future product candidates. If we are subject to regulatory sanctions or if regulatory approval for our product candidates is withdrawn or limited, our business, prospects, financial condition and results of operations would be significantly harmed.

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

We rely entirely on third parties for the manufacturing of voxelotor, inclacumab and for any other product candidates we may pursue for nonclinical studies and clinical trials, and we expect to continue to do so for any product commercialization. Our business could be harmed if any of those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality or quantity levels or prices.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture drug supplies for our ongoing and planned clinical trials of voxelotor or any additional clinical trials that we may conduct for voxelotor, inclacumab or any other future product candidates, and we do not presently expect that we will establish or acquire the resources necessary to manufacture any of our product candidates on a commercial scale. We rely, and expect to continue to rely, wholly on third-party manufacturers to produce our product candidates for our clinical trials, including our HOPE Study, as well as for commercial manufacture or any required post-marketing studies if voxelotor (or any of our product candidates, if any) receives marketing approval. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay the clinical development and potential regulatory approval of our product candidates, which could harm our business and results of operations. We expect to rely on multiple third parties for the manufacture of commercial supplies of voxelotor, inclacumab or any other product candidates, if approved.

We may be unable to establish or maintain any agreements with third-party manufacturers for voxelotor, inclacumab or any other product candidates, or to do so on acceptable terms. Even if we are able to establish or maintain agreements with third-party manufacturers for voxelotor, inclacumab or any other product candidates, reliance on third-party manufacturers entails additional risks, including:

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

Our reliance on third-party manufacturers in connection with inclacumab will entail additional potential risks. For example, we are transferring technology from Roche to a new third-party manufacturer for inclacumab. The technology transfer for inclacumab must be carefully planned and executed to ensure a successful transition to the new site and approval by the FDA of any investigational new drug application from the new site. This technology transfer may not be successful. In addition, because of our lack of experience manufacturing a biologic product, we will have greater reliance on the expertise and experience of our third-party manufacturer for inclacumab.

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

Voxelotor, inclacumab and any future product candidates that we may identify and pursue may compete with other product candidates and marketed drugs for access to manufacturing facilities. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Although we currently have adequate supplies to conduct our ongoing clinical trials, if we are unable to enter into relationships with additional contract manufacturers, or our current or future contract manufacturers cannot perform as agreed, we may experience delays and incur additional costs in our clinical development and potential commercialization activities. Our current and anticipated future dependence upon others for the manufacturing of our product candidates and any marketed drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

If the contract manufacturing facilities on which we rely do not continue to meet regulatory requirements or are unable to meet our supply demands, our business will be harmed.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for voxelotor, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs, or similar regulatory requirements outside the United States. These regulations govern manufacturing processes and procedures, including recordkeeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production, seizures or voluntary recalls of product candidates or marketed drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect clinical or commercial supplies of voxelotor, inclacumab or any of our future product candidates.

Among other requirements, we or our contract manufacturers must supply all necessary documentation in support of an NDA or MAA seeking approval of a product candidate on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. Some of our contract manufacturers for voxelotor have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority pre-approval inspection or approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval for voxelotor. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of voxelotor, inclacumab or any of our future product candidates or the associated quality systems. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with these complex regulatory requirements. If these manufacturers, facilities, records or systems do not pass pre-approval inspections and reviews, regulatory approval of voxelotor, inclacumab or any of our other future product candidates may never be granted or may be substantially delayed.

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

Because we rely on third parties to manufacture voxelotor and to conduct other aspects of our clinical development activities, as well as for inclacumab and any other product candidates we may pursue, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, other forms of agreement with any collaborators, CROs, manufacturers and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets and confidential information may become known by our competitors, may inadvertently be incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or confidential information, or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

Risks Related to Our Intellectual Property

If we or our licensors are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize voxelotor, inclacumab and other product candidates that we may pursue may be impaired. Changes in patent policy and rules could impair our ability to protect our products and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

As is the case with other biopharmaceutical companies, our success depends in large part on our ability to obtain and maintain protection of the intellectual property, particularly patents, that we may exclusively license or own solely and jointly with others in the United States and other countries with respect to our product candidates and technology, including voxelotor and inclacumab. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are and will remain highly uncertain. The patent examination process may require us or our licensors, licensees or collaboration partners to narrow the scope of the claims of our or our licensors’, licensees’ or collaboration partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. Our pending and future patent applications may not result in patents being issued that protect voxelotor, inclacumab or any future product candidates, in whole or in part, or which effectively prevent others from commercializing competitive product candidates. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner, or by successfully seeking to narrow or invalidate our patents or render them unenforceable. Our and our licensors’, licensees’ or collaboration partners’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.

We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Moreover, we may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (the “USPTO”), or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize voxelotor, inclacumab or any future product candidates.

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

We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of voxelotor, inclacumab or any future product candidates that we may develop.

We cannot assure that voxelotor, inclacumab or any future product candidates that we may develop will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing voxelotor or any future product candidates that we may develop. We may additionally be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of voxelotor, inclacumab or any of our other product candidates.

We may in the future become party to, or be threatened with, adversarial proceedings or litigation against us regarding third party intellectual property rights with respect to voxelotor, inclacumab or our future product candidates, that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing a third party’s patents. We may also be required to indemnify parties with whom we have contractual relationships against such claims. If a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party to continue developing, manufacturing and marketing our product candidates and would most likely be required to pay license fees or royalties or both, that could be significant. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property licensed to us. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. Even if we are successful in defending against such claims, such litigation can be expensive, uncertain, and time consuming to litigate, and would divert management’s attention from our core business. Any of these events could harm our business significantly.

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

Competitors or other parties may infringe our patents or other intellectual property. Although we are not currently involved in any litigation, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In addition, there is an abbreviated regulatory pathway, under the Biologics Price Competition and Innovation Act of 2009, for the regulatory approval of biosimilar or interchangeable biologic products, which could create a litigation pathway for a third party to challenge patents covering inclacumab. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are multiple potential grounds for a validity challenge or an unenforceability assertion. The outcome following legal assertions of invalidity and unenforceability is often highly unpredictable.

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

Risks Related to Commercialization

Even if voxelotor, inclacumab or any other product candidate that we may develop receives marketing approval, commercial success will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community and marketplace.

If voxelotor, inclacumab or any other product candidates that we may pursue receives marketing approval, including any approval by the FDA under Subpart H, the product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community and marketplace. If any approved product does not achieve an adequate level of acceptance, we may not generate significant revenue from drug sales and we may not become profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating the target indication, also provide incremental health benefits to patients. For example, there have been numerous instances of government and private payors placing restrictions on coverage for products approved by the FDA under Subpart H, so even if voxelotor were to receive accelerated approval from the FDA, healthcare payors may place restrictions on coverage for voxelotor. Our efforts to educate the medical community and third-party payors about the benefits of our product candidates may require significant resources and may never be successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a wide range of factors, including:

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

Although some of our employees have experience with commercializing products while employed at other companies, as a company we have no experience selling and marketing our product candidates, as a management team we have not commercialized any product candidates, and we currently have no sales organization. To successfully commercialize any products that may result from our development programs, we will need to develop commercial capabilities, either on our own or with others. If our product candidates receive regulatory approval, we intend to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in major markets, which will be expensive, difficult, risky and time consuming. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities would adversely impact the commercialization of our products, if any are approved.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies and development candidates that may compete with voxelotor and inclacumab for the potential treatment of SCD. For example, Novartis is developing crizanlizumab, which is a potential competitor of inclacumab. Both crizanlizumab and inclacumab are human monoclonal antibodies against P-selectin for the treatment of VOC in patients with SCD. Novartis has announced that it anticipates filing a biologics license application for crizanlizumab in 2019, which would result in a direct competitor entering the market significantly earlier than inclacumab. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development, marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

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

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of voxelotor, a key element of our strategy is to pursue, develop and commercialize a portfolio of products utilizing proprietary discovery and development technology. We are seeking to do so through our internal research programs and may also selectively pursue commercially synergistic in-licensing or acquisition of additional assets, such as inclacumab. With the exception of voxelotor, all of our other potential product candidates remain in earlier development stages. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

If we fail to develop and successfully commercialize inclacumab or any other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing voxelotor.

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

The use of our product candidates, including voxelotor or inclacumab, in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Because we have limited resources, we may forego or delay the pursuit of opportunities with programs or product candidates or for indications that later prove to have greater commercial potential than those we do pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates, including voxelotor or inclacumab, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other partnering arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

Any collaboration arrangements that we might enter into in the future may not be successful, which could adversely affect our operations and financial condition.

We may seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of voxelotor, inclacumab and potential future product candidates. We may enter into these arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for our product candidates, both in the United States and internationally. To the extent that we decide to enter into collaboration agreements, we will face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for a product candidate, the costs and complexities of manufacturing and delivering a product candidate to patients, the potential of competing products, any uncertainty with respect to our ownership of technology, which can occur if there is a challenge to our ownership without regard to the merits of the challenge and industry and market conditions generally. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement, and we have not previously established our ability to undertake these activities successfully. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting for the purpose of providing the reports required by Section 404. Based on our assessment and using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) criteria, our management, Chief Executive Officer and Chief Financial Officer, have concluded that, as of September 30, 2018, our internal control over financial reporting was effective. As required under Section 404 of Sarbanes-Oxley, our independent registered public accounting firm tested the design and operating effectiveness of our controls over financial reporting and provided an annual attestation report with respect to our internal control over financial reporting as of December 31, 2017. During the course of our or their subsequent review and testing, however, material weaknesses or significant deficiencies may be identified and we may be unable to remediate them before we must provide the required reports. If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from NASDAQ or other adverse consequences that would materially harm our business.

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

•

any delay in filing an NDA for voxelotor or an investigational new drug application, or IND, or NDA for inclacumab or any other product candidates that we may develop and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;

•	failure to develop successfully and commercialize voxelotor, inclacumab or any other product candidates that we may develop;

•

adverse regulatory decisions affecting voxelotor, inclacumab or any other product candidates we may develop, including any delay in or denial of potential approval in accordance with our plans and expectations;

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 42.1% of our outstanding common stock as of November 1, 2018, based on the latest publicly available information.

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

We have broad discretion over the use of our capital resources consisting of cash and cash equivalents and short and long-term marketable securities. You may not agree with our decisions, and our use of our capital resources may not yield any returns to our stockholders. We expect to use our existing capital resources to continue the clinical development of voxelotor for the treatment of SCD, including our ongoing Phase 3 HOPE Study and Phase 2a HOPE-KIDS 1 Study and planned clinical pharmacology studies, our other research and development activities including other clinical and nonclinical studies, including for inclacumab, and for working capital and general corporate purposes. Our failure to apply our capital resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these resources. Our stockholders will not have the opportunity to influence our decisions on how to use our capital resources.

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

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Restated Certificate of Incorporation.	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws.	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

10.1#	License Agreement, by and between the Company and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., dated August 22, 2018				X

10.2	First Amendment to Lease, by and between the Company and HCP Oyster Point III LLC, dated August 29, 2018	8-K	8/30/2018	10.1

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Confidential treatment has been requested for certain information contained in this Exhibit (indicated by asterisks). Such information has been omitted and filed separately with the SEC.
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

Global Blood Therapeutics, Inc.

Date: November 6, 2018	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2018	By:	/s/ Jeffrey Farrow
Jeffrey Farrow Chief Financial Officer (Principal Financial Officer)