Form 10-K
period 2018-12-31
Global Blood Therapeutics, Inc.
filed 2019-02-27
CIK 1629137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,286,912,803 as of June 30, 2018 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2019, the registrant had 56,322,257 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders, to be filed subsequent to the date hereof with the Securities and Exchange Commission (SEC), are incorporated by reference into Part III of this report. Such proxy statement will be filed with the SEC not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

GLOBAL BLOOD THERAPEUTICS, INC.

2018 FORM 10-K ANNUAL REPORT

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K that are not statements of historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements regarding:

•

the timing and the success of the Phase 3 and the Phase 2a HOPE-KIDS 1 Study, our clinical trials of voxelotor (previously known as GBT440) in adult and adolescent patients with sickle cell disease, or SCD;

•

the timing and success of our additional clinical trials of voxelotor, including in pediatric patients with SCD, and of inclacumab and any other product candidates we may develop in our target indications;

•

our plans and ability to submit, and the sufficiency of our data to support, a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, for accelerated regulatory approval of voxelotor for SCD;

•	the potential outcomes of our pre-NDA meeting with the FDA for an NDA for accelerated regulatory approval of voxelotor for SCD;

•	our ability to leverage the safety data from prior clinical studies of inclacumab, which were not in patients with SCD, in our development of inclacumab;

•	our ability to enroll patients in and complete our clinical trials at the pace that we project;

•	whether the results of our trials will be sufficient to support domestic or foreign regulatory approvals for voxelotor or any other product candidates we may develop in our target indications;

•	our ability to obtain, including under any expedited development or review programs, and maintain regulatory approval of voxelotor or any other product candidates we may develop;

•	our ability to advance any other programs through preclinical and clinical development, and the timing and scope of these development activities;

•	the limitations of current treatment options for SCD;

•	the benefits of the use of voxelotor, inclacumab or any other product candidates we may identify and develop;

•	our plans for potential commercial launch of voxelotor, including the expected size of the potential sales force;

•	our ability to successfully commercialize voxelotor, inclacumab or any other product candidates we may identify and pursue, if approved;

•	the potential market opportunity for, and rate and degree of market acceptance of, voxelotor or any other product candidates we may identify and pursue;

•

our ability to maintain, or to recognize the anticipated benefits of, orphan drug designation for voxelotor or to obtain orphan drug designation for any other product candidates we may identify and pursue in the United States, Europe or any other jurisdiction;

•

our ability to maintain, or to recognize the anticipated benefits of, access to accelerated development and review programs through the FDA, such as the fast track and breakthrough therapy programs, or through the EMA’s PRIME program, for voxelotor or any other product candidates we may identify and pursue;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•	our ability to manufacture voxelotor in conformity with the FDA’s requirements and to scale up manufacturing of voxelotor to commercial scale;

•	our ability to successfully build a specialty sales force and commercial infrastructure;

•	our ability to compete with companies currently producing or engaged in the clinical development of treatments for the disease indications that we pursue;

•	our reliance on third parties to conduct our clinical trials;

•	our reliance on third-party contract manufacturers to manufacture and supply our product candidates for us;

•	our ability to retain and recruit key personnel;

•	our ability to obtain and maintain intellectual property protection for voxelotor or any other product candidates we may identify and pursue;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements, sufficiency of capital resources and our needs for or ability to obtain additional financing;

•	our financial performance;

•	developments and projections relating to our competitors or our industry;

•	our plans to explore strategic transactions to broaden our pipeline; and

•	our ability to implement our strategic plans for our business and technology.

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

We are currently evaluating voxelotor in adult and adolescent patients with SCD in a Phase 3 clinical trial, which we call the HOPE Study. In June 2018, we completed a planned review of Part A of the HOPE Study. The primary endpoint (the proportion of patients with greater than 1 g/dL increase in hemoglobin versus baseline) was achieved, with a statistically significant increase in hemoglobin at both the 1500 mg and 900 mg doses of voxelotor after 12 weeks of treatment versus placebo. The data also demonstrated corresponding improvements in other markers of hemolysis as well as a favorable safety and tolerability profile for voxelotor. Based upon these data and results in this planned preliminary review of Part A, we began discussions with the U.S. Food and Drug Administration, or FDA about seeking an accelerated approval pathway for voxelotor for SCD. In December 2018, we announced that the FDA agreed with our proposal to use the accelerated regulatory approval pathway under the FDA’s Subpart H regulations, or Subpart H, for voxelotor for the treatment of SCD, and that we plan to submit a new drug application, or NDA, under this pathway to the FDA. The FDA grants accelerated approval under Subpart H for new drugs that address serious or life-threatening illnesses and that provide meaningful therapeutic benefit. We recently completed a pre-NDA meeting for the voxelotor program. Additionally, in December 2018, we announced updated efficacy and safety results from Part A of the Phase 3 HOPE Study of voxelotor at both the 1500 mg and 900 mg doses after 24 weeks of treatment versus placebo. These results, from approximately 150 patients with SCD treated with voxelotor for 24 weeks at both doses versus placebo, showed a statistically significant increase in the primary endpoint and showed improvements in other hemolysis measures. Voxelotor also continued to show a favorable safety and tolerability profile at 24 weeks.

We are also evaluating the safety and pharmacokinetics of single and multiple doses of voxelotor in adolescent and pediatric patients with SCD in a Phase 2a clinical trial, which we call the HOPE-KIDS 1 Study.

In October 2015, the FDA granted Fast Track Designation for voxelotor for the treatment of SCD. In December 2015, the FDA granted Orphan Drug Designation for voxelotor for the treatment of SCD. In November 2016, voxelotor was granted Orphan Drug Designation in Europe for the treatment of SCD. In June 2017, the European Medicines Agency, or EMA, granted PRIME designation for voxelotor for the treatment of SCD. The PRIME program is a regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need. In January 2018, the FDA granted Breakthrough Therapy Designation to voxelotor for the treatment of SCD.

In August 2018, we entered into a license agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) pursuant to which Roche granted the company an exclusive and sublicensable worldwide license under certain patent rights and know-how to develop and commercialize inclacumab, a novel fully human monoclonal antibody against P-selectin, including any modified compounds targeting P-selectin and derived from inclacumab, for all indications and uses, except diagnostic use. Roche retained a non-exclusive, worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use. We plan to develop inclacumab as a treatment for vaso-occlusive crises in patients with SCD and we expect to be able to leverage the safety data from Roche’s prior clinical studies, which were not in patients with SCD, as we proceed with our development of inclacumab.

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

Current treatment options for SCD are limited to one approved therapy for adults known as hydroxyurea, one recently approved treatment for patients age five years and older called L-glutamine (marketed as EndariTM), blood transfusions and bone marrow transplantation. The utilization of these treatments is significantly limited. For example, utilization of hydroxyurea is limited due to suboptimal efficacy and significant toxicity. As a result, patients with SCD continue to suffer serious morbidity and premature mortality.

We believe there is a significant unmet medical need for a novel SCD therapy that:

•	inhibits abnormal hemoglobin polymer formation, the underlying mechanism of RBC sickling;
•	stops inappropriate RBC destruction and improves blood flow and oxygen delivery to tissues;
•	reduces hemolytic anemia that leads to chronic organ damage and early mortality in patients with SCD;
•	prevents or reduces the episodes or crises of severe pain associated with SCD;
•	modifies the long-term course of the disease;
•	is effective in all SCD genotypes, and in both children and adults;
•	has a more favorable side effect profile than currently available therapies; and
•	is available as a convenient, oral therapy.

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

In August 2016, we initiated our open-label, single- and multiple-dose Phase 2a clinical study of voxelotor in adolescent and pediatric patients with SCD that we refer to as the HOPE-KIDS 1 Study. In July 2017, we expanded this open-label trial to include a single-dose cohort in children aged 6-11 and in June 2018, the study was amended to include children down to age 4. The HOPE-KIDS 1 Study is designed to evaluate the safety, tolerability, pharmacokinetics, or PK, and exploratory treatment effect of voxelotor in a pediatric population (age 4 to 17) with SCD. The study is being conducted in three parts: the single-dose Part A portion included two cohorts of patients who received a single oral dose of 600 mg of voxelotor. Part A is complete, with seven patients aged 12 to 17 years enrolled and six patients aged 6 to 11 years enrolled. Part B (enrollment is complete) explored the safety of multiple doses of voxelotor administered to patients age 12 to 17 for 24 weeks. The doses evaluated, 900 mg per day (n=25) and 1500 mg per day (n=15), were consistent with those administered in our completed Phase 3 clinical trial of voxelotor in adult and adolescent patients with SCD. Part C is currently evaluating the 1500 mg dose (or weight-based equivalent) of voxelotor in up to 50 patients ages 4 to 17 years for up to 48 weeks.

In Part A of the HOPE-KIDS 1 Study, among the 13 SCD patients who received a single oral dose of 600 mg of voxelotor, 100% of the study patients demonstrated that voxelotor was well tolerated, with no serious or severe adverse events related to study drug observed. In addition, the PK and half-life of voxelotor were similar in adolescents (age 12 to 17) and adults, with results supporting once-daily dosing and a high specificity for hemoglobin. In Part B, among the 21 SCD adolescent patients who received multiple doses of voxelotor at 900 mg per day for whom data were available at 24 weeks, 43 percent of patients demonstrated a hematologic response to voxelotor therapy, as evidenced by improvements in one or more markers of hemolysis and anemia (hemoglobin, unconjugated bilirubin and percentage reticulocyte counts) and 55 percent of patients showed a numerical decrease in transcranial doppler (TCD) flow at 24 weeks. TCD velocity is utilized by physicians as a measure of stroke risks in pediatric and adolescent SCD patients. Among the 11 SCD adolescent patients who received multiple doses of voxelotor at 1500 mg per day for whom data were available at 16 weeks, 55 percent of patients demonstrated a hematologic response to voxelotor therapy, as evidenced by improvements in one or more markers of hemolysis and anemia (hemoglobin, unconjugated bilirubin and percentage reticulocyte counts). In addition, 12 out of the 15 patients who were enrolled at 1500 mg in Part B had normal TCD velocity at baseline, and all patients remained normal when assessed at week 12. One patient with a conditional TCD velocity (defined as > = 170 cm/sec, but < 200 cm/sec) at baseline normalized at week 24 of treatment, corresponding to a decreased in a stroke risk category, with concordant improvements in hemoglobin and reticulocytes observed. In this clinical study, voxelotor was well tolerated; the most common treatment-related adverse events were mild to moderate headaches, nausea, rash and vomiting.

In the fourth quarter of 2016, we initiated a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of voxelotor in SCD that we refer to as the HOPE Study. Under its original design, the HOPE Study was designed to enroll up to approximately 435 adult and adolescent SCD patients, age 12 years and older, who have had at least one episode of vaso-occlusive crisis, or VOCs, in the previous year. The HOPE Study was to be conducted in two parts: Part A, comparing two dose levels of voxelotor (900 mg and 1500 mg) versus placebo, for 12-weeks in approximately 150 patients; followed by Part B, a 24-week study designed to include 250 patients randomized to placebo or a dose of voxelotor selected based on the results of Part A. The main objectives of Part A were to select the optimal dose, define the final secondary endpoints for Part B and qualify the Patient Reported Outcome, or PRO, instrument we developed as a potential key secondary endpoint, measuring SCD symptom exacerbation, in addition to overall SCD symptoms as compared to placebo. Part A also assessed the traditionally defined VOC as well as hospitalizations and red blood cell transfusions as secondary endpoints. The primary efficacy endpoint of the HOPE Study is the proportion of patients who achieve a >1 g/dL increase in hemoglobin at 24 weeks of treatment compared to baseline.

In June 2018, we announced positive top-line preliminary clinical results for Part A of the HOPE Study. Among the 154 patients who had data available at 12-weeks, 58 percent of patients taking voxelotor 1500 mg per day and 38 percent of patients taking voxelotor 900 mg per day achieved a greater than 1 g/dL increase in hemoglobin versus 9 percent of patients taking placebo. This data compares favorably to the hemoglobin increase assumption agreed to with the FDA in the HOPE Study protocol of a 35 percent response rate. Statistically significant and dose-dependent improvements in hemoglobin, reticulocytes and bilirubin occurred with both voxelotor doses, further demonstrating an improvement in hemolytic anemia. There were numerically fewer VOC episodes in both voxelotor doses than in the placebo group, which as anticipated did not reach statistical significance due to limited patient follow-up. The PRO data were difficult to interpret due to low baseline symptom scores and high inter-subject and intra-subject variability, and accordingly we are not utilizing the PRO as a key secondary endpoint. Voxelotor was generally safe and well tolerated with similar safety profiles between the two doses. There was no evidence of tissue hypoxia at either dose.

Based upon these Part A clinical results meeting the primary endpoint of a proportion of patients achieving a >1 g/dL of hemoglobin with voxelotor, reductions seen in other markers of hemolysis and the safety profile demonstrated, we announced in June 2018 that we believed voxelotor met the standard for an accelerated regulatory approval pathway under Subpart H and that we were in discussions with the FDA regarding the potential for such approval including the design of required post-marketing confirmatory studies for voxelotor for the treatment of SCD. The FDA grants accelerated approval under Subpart H for new drugs that address serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments. Pursuing accelerated approval under Subpart H does not ensure faster development timelines or ensure regulatory approval. In addition, any drug approved under Subpart H, including voxelotor if it were approved, is required to be further evaluated in at least one post-marketing confirmatory study to verify clinical benefit and receive full approval. In December 2018, we announced that we reached agreement with the FDA to submit an NDA for voxelotor under an accelerated approval pathway. The planned NDA filing will include approximately 270 patients (approximately 150 patients from Part A of the HOPE study and an additional approximate120 patients enrolled in the study beyond the Part A enrollment) that have reached at least 24 weeks of treatment. The FDA also agreed that we could utilize TCD flow as the primary endpoint in the confirmatory study for purposes of full approval. We recently completed a pre-NDA meeting for the voxelotor program.

Additionally, in December 2018, we announced positive updated efficacy and safety from Part A of the HOPE Study at 24-weeks. Among the 154 patients in Part A who received multiple doses of voxelotor at either 900 mg per day or 1500 mg per day or placebo for whom data were available at 24 weeks, 65 percent of patients taking 1500 mg per day of voxelotor and 33 percent of patients taking 900 mg per day of voxelotor achieved a greater than 1 g/dL increase in hemoglobin versus 10 percent of patients taking placebo. Overall, voxelotor demonstrated a hematologic response, as evidenced by improvements in one or more markers of hemolysis and anemia (hemoglobin, unconjugated bilirubin and percentage reticulocyte counts). Voxelotor was well tolerated with similar safety profiles between the two doses. There were fewer VOCs despite substantial increases in hemoglobin, as evidenced by numerically fewer VOC episodes and a lower VOC incidence rate (per person-year) in both voxelotor doses than in the placebo group. As before, there was no evidence of impairment of tissue oxygenation at either dose.

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

Overview of SCD

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

Of SCD patients in the United States, approximately 45% are under the age of 18, and approximately 60% to 65% have the HbSS genotype, which is often referred to as sickle cell anemia, with the remaining 35% to 40% having other genotypes. In all genotypes of SCD, the mechanism that leads to the consequences of the disease involves the polymerization of HbS in its deoxygenated state, which results in RBC sickling. We believe that because of this common underlying mechanism, voxelotor may show activity across all SCD genotypes. Our Phase 3 HOPE Study enrolled SCD patients with all genotypes of SCD.

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

In light of the devastating effects of SCD on patients and the high costs of care for these patients, there is a significant unmet need for a treatment that:

•	inhibits abnormal hemoglobin polymer formation, the underlying mechanism of RBC sickling;
•	stops inappropriate RBC destruction and improves blood flow and oxygen delivery to tissues;
•	reduces hemolytic anemia that leads to chronic organ damage and early mortality in patients with SCD;
•	prevents or reduces the episodes or crises of severe pain associated with SCD;
•	modifies the long-term course of the disease;
•	is effective in all SCD genotypes, and in both children and adults;
•	has a more favorable side effect profile than currently available therapies; and
•	is available as a convenient, oral therapy.

Overview of Hemoglobin Biology and Voxelotor’s Mechanism of Action

As described above, hemoglobin transports oxygen from the lungs to the body’s tissues, releases oxygen into the tissues, and returns carbon dioxide from the tissues back to the lungs by changing its shape to be high affinity for oxygen in the lungs, where oxygen is abundant, and low affinity for oxygen in the tissues, where oxygen must be released. An important tool for assessing how readily hemoglobin acquires and binds oxygen in the lungs and releases oxygen into the tissues is the oxygen equilibrium curve, or OEC. The OEC represents the proportion of oxyhemoglobin, measured as the percentage of oxygen saturation (O2 % saturation) on the vertical axis relative to the amount of oxygen dissolved in blood, indicated as the oxygen tension, or partial pressure of oxygen (pO2) measured in millimeters of mercury (mmHg), on the horizontal axis.

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

In various studies of SCD, scientists have demonstrated that hemoglobin in the oxygenated state is a potent inhibitor of HbS polymerization. Since HbS polymerization occurs in the deoxygenated state, we believe that increasing the proportion of oxyhemoglobin, or “left-shifting” the OEC, should delay the polymerization of HbS and prevent the sickling of RBCs, which may ameliorate many of the clinical manifestations of SCD. Importantly, we are able to measure the proportion of hemoglobin modification (%HbMOD), which is expressed as the percentage of hemoglobin molecules occupied or bound by voxelotor.

HbF, which is present during fetal development and persists for up to six to nine months in infants until it is replaced by adult hemoglobin, has an inherent high affinity for oxygen, which is critical for a developing fetus to capture oxygen from the mother’s blood. Newborns with SCD do not experience RBC sickling until approximately six to nine months of age, after which HbF is no longer expressed. Additionally, it has been observed that rare individuals who have inherited the HbS mutation and a gene deletion that allows them to continue to express 10% to 30% HbF in their RBCs into adulthood do not exhibit the clinical manifestations of SCD, despite expressing up to 90% HbS, in their blood. HbF dilutes the concentration of deoxygenated HbS that can participate in polymerization, and thereby prevents hemoglobin polymer from forming.

Based on these observations, we believe that to delay polymerization of HbS, voxelotor would need to bind to only approximately 10% to 30% of the total hemoglobin in a patient’s blood. One theoretical concern regarding increasing the affinity of hemoglobin for oxygen is that excessive oxygen affinity could prevent hemoglobin from releasing oxygen into the tissues, thus causing hypoxia. However, we have not observed any findings from our clinical programs that demonstrated any evidence of such tissue impairment. Based on HbF data, our animal toxicology studies, and our clinical studies, we believe our target modification of the total hemoglobin in a patient’s blood would not adversely compromise oxygen delivery to the tissues. This is supported by exercise testing we have performed in SCD patients and healthy volunteers showing normal oxygen consumption and the absence of a dose level or exposure related increase in erythropoietin levels in patients enrolled in the HOPE Study.

Overview of Voxelotor Clinical Trials

Phase 1/2 Clinical Trial of Voxelotor

In December 2014, we initiated our first clinical trial of voxelotor, a randomized, placebo-controlled, double-blind, single and multiple ascending dose study in which we evaluated the safety, tolerability, pharmacokinetics and pharmacodynamics of voxelotor in healthy subjects and patients with SCD. We refer to this Phase 1/2 clinical study as the GBT440-001 study. This clinical study was conducted at Quintiles Drug Research Unit at Guy’s Hospital in London, United Kingdom, and was conducted in three parts, as shown in Figure 1 below: Part A (single dose administration), Part B (multiple dose administration, daily for 15 days in healthy subjects and 28 days in SCD subjects), and Part C (multiple dose administration, daily for 90 days in

SCD subjects). An extension study for patients in Part C to dose some patients for up to 6 months is referred to as GBT440-024. We evaluated voxelotor’s ability to prevent the hemolysis or destruction of RBCs in SCD subjects primarily by measuring the blood levels of hemoglobin, bilirubin and reticulocyte counts. We also measured LDH as an additional marker of hemolysis; however it is generally more variable and nonspecific because it is released from tissues other than RBCs and does not measure extravascular hemolysis which is the primary hemolytic mechanism in SCD. In this clinical trial, we also evaluated the effect of voxelotor on morphologic sickling of RBCs. We believe that findings of decreased hemolysis and anti-sickling activity provide evidence of inhibition of sickle hemoglobin polymerization, which may translate into improved symptoms, reduction in clinical events (such as VOC) and reduced organ damage due to RBC sickling.

Figure 1 – Study Design of our Phase 1/2 Clinical Trial of Voxelotor

Overall, a total of 370 subjects, including 283 healthy subjects (including subjects with renal or hepatic impairment) and 53 adult SCD subjects and 28 adolescent subjects with SCD (12 to 17 years of age), and 6 pediatric subjects with SCD (6 to 11 years of age) have been administered single or multiple doses of voxelotor across 15 GBT-sponsored clinical studies. Subjects received single or multiple doses of voxelotor (up to 15 days in healthy subjects, and up to 180 days in subjects with SCD). The studies included 2 Phase 1/2 studies in healthy subjects and subjects with SCD (GBT440-001 and its extension study GBT440-024), 1 Phase 2a study in pediatric participants with SCD (GBT440-007, also referred to as HOPE KIDS 1), and 12 clinical pharmacology studies. The most commonly reported adverse events, or AEs, regardless of treatment causality, across SCD subjects included mild or moderate headache, back pain, pain, diarrhea, pain in extremity and rash. All events of diarrhea were mild. Most of these events resolved without treatment and are easily monitored. Of these events, treatment-emergent adverse event were diarrhea, headache and rash. Some subjects with SCD experienced acute painful sickle cell crisis, which was thought to be related to underlying SCD, and not to voxelotor.

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

Figure 2 – Peripheral Blood Smear of a Voxelotor-Treated Subject at Baseline (Day -1) and Day 90

Representative images from Voxelotor-treated subject

Day 1	Day 90 (Voxelotor 700 mg)

Phase 2a HOPE – KIDS 1 Study

In August 2016, we initiated our open-label, single and multiple-dose Phase 2a clinical study of voxelotor in adolescent and pediatric patients with SCD which we refer to as the HOPE-KIDS 1 Study. As shown below in Figure 3, an ongoing open-label, single- and multiple-dose Phase 2a study is evaluating the safety, tolerability, pharmacokinetics and exploratory treatment effect of voxelotor in pediatric patients aged 4 to 17 years with SCD. Part A of the study evaluated a single 600 mg dose of voxelotor in 13 patients aged 6 to 17 years, while Part B was designed to explore voxelotor at doses of 900 mg and 1500 mg per day administered to 40 patients ages 12 to 17 for 24 weeks. Part C of the study is currently enrolling and will evaluate multiple voxelotor doses at 1500 mg dose (or weight-based equivalent) in up to 50 patients aged 4 to 17 years for up to 48 weeks.

Part A pharmacokinetics, or PK, data in adolescents (12 to 17 years) was reported at the 2017 European Hematology Association Congress and demonstrated that the PK and half-life of voxelotor were similar in adolescents and adults with results supporting once-daily dosing. Part A data for pediatric patients (6 to 11 years) was presented at the 2017 American Society of Hematology Annual Meeting, or ASH. Voxelotor PK exposures were higher in children compared with adolescents and adults, which informs dose selection for future pediatric studies in children under 12 years of age.

The primary objective of Part B was to assess the effect of voxelotor on anemia. Secondary objectives include effect on clinical measures of hemolysis, PK (PK parameters determined using population PK analysis). Additionally, we were able to assess the exploratory endpoint of transcranial doppler flow or TCD measures in this study as TCD is a measure of stroke risk in pediatric and adolescent SCD patients. TCD measurement was not a primary or secondary endpoint or eligibility criteria in the HOPE KIDS-1 Study. Part B data for adolescent patients who received multiple doses of voxelotor at 900 mg per day was previously reported at the 2018 European Hematology Association Congress and Part B interim analysis of data for adolescent patients who received multiple doses of voxelotor at 1500 mg per day was presented at the 2018 ASH. Part B demonstrated a hematologic response to voxelotor therapy, as evidenced by improvements in one or more markers of hemolysis and anemia (hemoglobin, unconjugated bilirubin and percentage reticulocyte counts).

Figure 3 – Study Design of our Phase 2a Clinical Trial of Voxelotor

HOPE – KIDS 1 PART A (600 mg of voxelotor)

Results that were reported at the 2017 European Hematology Association Congress, or EHA, for the 12-17 year old cohort (n=7) demonstrated that:

•	Voxelotor was well tolerated;
•	No serious or severe adverse events related to study drug observed; and
•	The PK and half-life of voxelotor were similar in adolescents (age 12 to 17) and adults, with results supporting once-daily dosing and a high specificity for hemoglobin.

Results that were presented at the 2017 American Society of Hematology Annual Meeting, or ASH for the 6-11 year old cohort (n=6) demonstrated that:

•	Voxelotor was well tolerated, with no treatment-related adverse events reported;
•	Voxelotor exposures in children were generally higher than those observed in adults and adolescents; and
•

Using a model that combined data from adults, adolescents and children, a weight-based dosing approach in children could achieve similar exposure levels to the doses of voxelotor currently being investigated in the Phase 3 HOPE Study in SCD patients age 12 and older.

HOPE – KIDS 1 PART B (900 mg and 1500 mg of voxelotor)

Our EHA presentation in June 2018 analyzed 25 patients who received voxelotor at a dose of 900 mg/day for up to 24 weeks in Part B. The median age of the patients was 14 years. 88% of patients were on hydroxyurea and 44% had no VOCs in the prior year. Data showed the following results achieved with voxelotor treatment:

•

Increased hemoglobin levels and improved clinical measures of hemolysis at 24 weeks, were observed by changes from baseline in hemoglobin, percent of reticulocytes, and percent of unconjugated bilirubin (efficacy at week 24 is available for 21 of 25 subjects; one patient is excluded due to a concurrent event at week 24 and 3 patients did not reach week 24);

○	43% of patients (9 of 21) achieved a hemoglobin response >=1 g/dL with a median hemoglobin change from baseline of 0.7 g/dL;

•	55% of patients (11 of 20) had a numerical decrease in transcranial doppler (TCD) flow at 24 weeks; among hemoglobin responders (>=1 g/dL), 88% (7 of 8) had a numerical decrease in TCD at 24 weeks;
•	Voxelotor was well tolerated—consistent with results in adults;
•	Drug-related adverse events related to voxelotor were grade 1 or 2, except one grade 3 urticaria that did not recur with continued dosing; and
•	The most common drug-related adverse events (occurring in two or more patients) were nausea, vomiting, headache and rash.

The Part B results presented at ASH in December 2018 were an interim analysis of data from patients treated with voxelotor at a dose of 1500 mg/day. The presentation included safety data for 15 patients and efficacy data for 11 patients (who had completed 16 weeks of treatment). The median age of the patients was 14 years. 100% of patients were on hydroxyurea and 33% of patients had no VOCs in the prior year. Key findings included the following for voxelotor at the 1500 mg:

•	The majority of adolescents achieved robust and sustained improvement in hemoglobin and reduced hemolysis consistent with results from HOPE in both adolescents and adults;
○	55% of patients (6 of 11) achieved a hemoglobin response >1 g/dL;
•	Other clinical measures of hemolysis also improved concordantly (see Figure 4);
•	Patients with normal TCD velocity at baseline remained within the normal range at week 12;
•

One patient with a conditional TCD velocity at baseline normalized at week 24, corresponding to a decrease in stroke risk category, with concordant improvements in hemoglobin and reticulocytes observed (see Figure 5);

•	1500 mg/day of voxelotor was well tolerated; and
•	The most common treatment-related adverse events (occurring in 2 or more patients) were mild to moderate headaches and nausea.

Figure 4 – Improvement in Anemia and Hemolysis Confirmed

Figure 5 –Conditional TCD Patient Converted to Normal on Treatment

Phase 3 HOPE Study of Voxelotor

The HOPE Study is a randomized, double-blind, placebo-controlled, multi-national, Phase 3 clinical trial. The original design of the HOPE Study was to enroll up to approximately 435 adult and adolescent SCD patients age 12 and older who have had at least one episode of VOC in the previous year (see Figure 6). The HOPE Study was designed to be conducted in two parts: the initial Part A, which was to compare two dose levels of voxelotor (900 mg and 1500 mg) versus placebo, and include up to 150 patients; followed by Part B, which would have included 250 patients randomized to placebo or the dose of voxelotor selected based on the results of Part A. The main objectives of Part A were to select the optimal dose for Part B, define the final secondary endpoints for Part B and qualify the PRO instrument. Part A also assessed the traditionally defined VOC as well as hospitalizations and red blood cell transfusions as secondary endpoints. The primary efficacy endpoint of the HOPE Study is the proportion of patients who achieve a >1 g/dL increase in hemoglobin at 24 weeks of treatment compared to baseline.

Figure 6 – Phase 3 HOPE Study Design

In June 2018, we announced positive preliminary topline data for Part A of the HOPE Study in approximately 154 patients at week 12. The primary endpoint was achieved and statistically significant results for both doses of voxelotor studied (1500 mg and 900 mg) vs. placebo. The PRO data were difficult to interpret due to low baseline symptom scores and high inter-subject and intra-subject variability, and accordingly we are no longer utilizing the PRO as a key secondary endpoint. The 12-week clinical results demonstrated:

•	58% of patients achieved primary endpoint of Hb response >1 g/dL;
•

Statistically significant and dose-dependent improvements in hemoglobin, reticulocytes and indirect bilirubin occurred with both voxelotor doses, further demonstrating an improvement in hemolytic anemia;

•

Improvements in these clinical measures of anemia and hemolysis were similar in patients with or without background use of hydroxyurea. Approximately 64 percent of patients enrolled in Part A are on background use of hydroxyurea;

•	Voxelotor was generally safe and well tolerated with similar safety profiles between the two doses;
•	There were numerically fewer VOC episodes in both voxelotor groups than in the placebo group, which as anticipated did not reach statistical significance due to limited duration of treatment; and
•	There was no evidence of tissue hypoxia at either dose.

Based on the above positive top-line data results, in June 2018 we announced that we believed voxelotor met the standard for potential accelerated approval under Subpart H and that we were in discussions with the FDA related to this pathway. In December 2018, we announced that the FDA agreed with our proposal to use an accelerated regulatory approval pathway under Subpart H for voxelotor for the treatment of SCD, and that we plan to submit an NDA under this pathway. The FDA grants accelerated approval under Subpart H for new drugs that address serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments. Pursuing accelerated approval under Subpart H does not ensure faster development timelines or ensure regulatory approval. In addition, any drug approved under Subpart H, including voxelotor if it were approved, is required to be further evaluated in at least one post-marketing confirmatory study to verify clinical benefit. Our planned NDA filing for the voxelotor program will include approximately 270 patients (150 patients from Part A of the HOPE study and approximately 120 additional patients enrolled in the study beyond the Part A enrollment) that have reached at least 24 weeks of treatment. The primary efficacy endpoint of the HOPE Study remains the same, the proportion of patients who achieve a >1 g/dL increase in hemoglobin at 24 weeks of treatment compared to baseline. The secondary efficacy endpoints in the HOPE Study include change from hemoglobin at week 24, change from baseline in hemolysis measures and annualized incidence rate of VOC at week 72. In December 2018, we also announced that the FDA agreed that we could utilize TCD flow as the primary endpoint in our planned confirmatory study for full approval. We recently completed a pre-NDA meeting for the voxelotor program.

In December 2018 at ASH, we presented an updated efficacy and safety analysis of the 154 patients in Part A of the HOPE Study at 24 weeks. Key findings included the following:

•

65% of patients taking voxelotor at the 1500 mg/day dose (p<0.0001) and 33 percent of patients taking voxelotor at the 900 mg/day dose (p=0.0159) achieved a greater than 1 g/dL increase in hemoglobin versus 10% of patients taking placebo. (Figure 7);

•	Hemoglobin improved rapidly at the earliest timepoint measured (2 weeks) and was sustained through 24 weeks. (Figure 8);
•	Voxelotor 1500 mg increased hemoglobin to a mean of 10 g/dL at 24 weeks from a baseline of 8.6 g/dL, consistent with a clinically meaningful improvement in anemia;
•

The improvement in hemoglobin was similar in patients with or without background use of hydroxyurea. Approximately 64% percent of patients were receiving hydroxyurea at study entry and throughout the study. (Figure 9);

•

Improvements in hemoglobin, reticulocytes and indirect bilirubin occurred with both voxelotor doses, further demonstrating an improvement in hemolysis consistent with inhibition of Hb polymerization. (Figures 10 and Figure 11);

•	Voxelotor was generally safe and well tolerated with similar safety profiles between the two doses;
•

There were fewer VOCs despite substantial increases in hemoglobin. Specifically, there were numerically fewer VOC episodes: 109 in the 1500 mg arm, 113 in the 900 mg arm and 131 in the placebo arm; and a lower VOC incidence rate (per person-year): 2.77 in the 1500 mg arm, 2.85 in the 900 mg arm and 3.41 in the placebo arm; and

•	There was no evidence of impairment of tissue oxygenation at either dose.

Figure 7 – Dramatic Improvements in Anemia

Figure 8 – Anemia Improvement was Rapid, Robust and Dose-Dependent

Figure 9 – Anemia Improved With or Without Hydroxyurea

Figure 10 – Reticulocytes Decreased Consistent with Decreased Red Blood Cell Destruction (Hemolysis)

Figure 11 – Indirect Bilirubin Decrease Consistent with Decreased Red Blood Cell Destruction

European Union Regulatory Path for Voxelotor

We have been engaged in discussions with European regulatory authorities to define the future development plan for voxelotor. The objectives of these regulatory interactions include discussion of study design for additional clinical trials, trial endpoints and the development of voxelotor in other patient populations, including pediatrics.

In November 2016, the European Commission, or EC, granted Orphan Drug Designation status in the European Union, or EU, for voxelotor for the treatment of SCD. In June 2017, the European Medicines Agency, or EMA, granted PRIME designation for voxelotor for the treatment of SCD. The PRIME program is a regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently depend on third-party contract manufacturing organizations, or CMOs, for all of our requirements of raw materials, drug substance and drug product for our nonclinical research and our ongoing clinical trials of our lead product candidate voxelotor. We have entered into commercial manufacturing agreements with some of our current CMOs. We intend to continue to rely on CMOs for later-stage development and commercialization of voxelotor, as well as the development and commercialization of any other product candidates, including inclacumab. Although we rely on CMOs, we have personnel and third-party consultants with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

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

Sales and Marketing

We intend to begin building a commercial infrastructure in the United States prior to New Drug Application submission to ensure that a commercial team is in place at the time of potential FDA approval. Approximately 100,000 Americans have been diagnosed with SCD and approximately 85% of those living with SCD reside in 17 states. Many SCD patients receive care from a hematologist or another sickle cell care provider. Thus, the US commercial market for SCD is highly concentrated both in terms of geography and prescribing audience. We expect to be able to efficiently support the commercial launch of voxelotor by building our own targeted commercial organization including internal sales personnel, key payer account management, marketing and distribution support. We expect to hire less than 75 sales representatives in the US to support voxelotor and we plan to also build a patient support program to support commercial launch.

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

In the area of SCD, we expect to face competition from the two currently FDA approved treatments: hydroxyurea (marketed as DROXIA or Hydrea by Bristol-Myers Squibb Company as well as in generic form), approved for reducing the frequency of painful crises and need for blood transfusions in patients with sickle cell anemia for the treatment of adults with SCD and EndariTM (marketed by Emmaus), approved for the reduction of acute complications of SCD in patients age five years and older. Several companies are also developing product candidates for chronic treatment in SCD, and several other agents are in early clinical trials investigating new mechanisms of action for the chronic treatment of SCD. We also expect to face competition from one-time therapies for patients with severe SCD, including hematopoietic stem cell transplantation, gene therapy and gene editing. For example, bluebird bio, Inc. is currently engaged in the clinical development of LentiGlobin BB305, which aims to treat SCD by inserting a functional human beta-globin gene into the patient’s own hematopoietic stem cells, or HSCs, ex vivo and then transplanting the modified stem cell into the patient’s bloodstream.

Bluebird has indicated it plans to pursue an accelerated development path for its gene therapy product in SCD. While not directly competitive with preventative agents like voxelotor, several agents are also in development for the treatment of VOC in patients with SCD, including rivipansel, which is being developed by Pfizer Inc. Pfizer announced that the Phase 3 trial for rivipansel is expected to be completed in the second quarter of 2019. In addition, Novartis AG is engaged in the clinical development of crizanlizumab, an anti-P-selectin monoclonal antibody for the treatment of VOC in patients with SCD. In January 2019, Novartis announced that crizanlizumab has been granted FDA’s breakthrough therapy designation, and that Novartis expects to file a new drug application for crizanlizumab in the first half of 2019.

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

As the drug sponsor, we must submit progress reports detailing the results of the clinical trials and other information at least annually to the FDA, as well as written IND safety reports to the FDA and the study investigators for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing suggesting a significant risk to humans exposed to the drug and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must include methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA is typically accompanied by a user fee (adjusted on an annual basis). According to the FDA’s fee schedule, effective through September 30, 2019, the user fee for an NDA is $2,588,478. PDUFA also imposes an annual prescription drug product program fee for human drugs ($309,915). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business having fewer than 500 employees. Additionally, an application for a product that has been designated as a drug for a rare disease or condition (referred to as an orphan drug) under section 526 of the FDCA is not subject to an application fee unless the application includes an indication for other than a rare disease or condition. Voxelotor for the treatment of sickle cell disease has been granted orphan drug designation by the FDA and by the European Commission.

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

In addition, under Subpart H of FDA’s NDA regulations, which governs accelerated approval, the FDA may approve an NDA for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. The FDA grants accelerated approval under Subpart H for new drugs that address serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments. Drugs approved under Subpart H are required to be further evaluated in at least one post-marketing study to verify clinical benefit. As a condition of accelerated approval, the FDA may impose marketing restrictions to limit distribution or use to assure safe use of the drug. Pursuing accelerated approval under Subpart H does not ensure faster development timelines or ensure regulatory approval.

After the FDA evaluates an NDA, it will issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter indicates that the review cycle of the application is complete and the application will not be approved in its present form, and usually describes all of the specific deficiencies in the NDA identified by the FDA. The complete response letter may require additional clinical data and/or additional clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, withdraw the application, or request a hearing. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval under Subpart H. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review.

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

Post-marketing requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, monitoring and recordkeeping activities, reporting of adverse experiences and complying with complex promotion and advertising requirements, which include restrictions on promoting drugs for uses or for patient populations for which the drug was not approved (known as “off-label use”), and limitations on industry-sponsored scientific and educational activities and on interactions with healthcare providers. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use of these materials, and may be required to be reviewed in advance in certain circumstances such as a new product launch. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the pharmaceutical company may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require additional data or the conduct of additional nonclinical studies and clinical trials. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, including a Risk Evaluation and Mitigation Strategy, or REMS, or the conduct of post-marketing studies to assess a newly discovered safety issue.

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

Marketing exclusivity provisions under the FDCA provide a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. So far as we are aware, voxelotor would qualify as a new chemical entity under these provisions. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator who holds the NDA for the active agent.

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

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply in 2019 with a three-year transition period. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new regulation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

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

European Union drug review and approval

In the European Economic Area, or EEA, which is comprised of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines, and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. This mandatory Centralized Procedure applies in the case of voxelotor for sickle cell disease, in light of the 2016 designation of voxelotor as an orphan medicinal product for the treatment of sickle cell disease.

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

US Healthcare Reform

The ACA has had a significant impact on the healthcare industry. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. The required discount was increased to 70% on January 1, 2019 pursuant to subsequent legislation.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the “individual mandate. However, the new presidential administration has indicated that enacting changes to the ACA is a legislative priority, and has discussed repealing and replacing or amending the ACA. While Congress has not passed repeal legislation to date, the 2017 Tax Reform Act includes a provision repealing the individual mandate, effective starting in 2019. In addition, in 2017 President Trump signed executive orders directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and terminated the cost-sharing subsidies that reimburse insurers under the ACA. Since its enactment, there have been many judicial, President and Congressional challenges to numerous aspects of the ACA.

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

Employees

As of December 31, 2018, we employed 171 full-time employees, including 117 in research and development and 54 in general and administrative, which includes our commercial team, in the United States. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Research and Development

Research and development expenses recognized were $131.3 million for the year ended December 31, 2018, $87.8 million for the year ended December 31, 2017 and $62.2 million for the year ended December 31, 2016.

Financial Information about Segments

We operate in a single accounting segment — dedicated to discovering, developing and commercializing novel therapeutics to treat grievous blood-based disorders. Refer to Note 1, “Organization and Basis of Presentation” in the Notes to Consolidated Financial Statements included elsewhere in this report.

Corporate Information

We were incorporated in Delaware in February 2011 and commenced operations in May 2012. Our principal executive offices are located at 171 Oyster Point Blvd., Suite 300, South San Francisco, California 94080. Our telephone number is (650) 741-7700 and our e-mail address is investor@gbt.com. Our Internet website address is www.gbt.com. No portion of our website is incorporated by reference into this Annual Report on Form 10-K.

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission, or SEC. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the SEC. In addition, the SEC maintains information for electronic filers (including Global Blood Therapeutics, Inc.) at its website at www.sec.gov. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the years ended December 31, 2018 and 2017 were $174.2 million and $117.0 million, respectively. As of December 31, 2018, we had an accumulated deficit of $472.2 million. We have not generated any revenue since our inception, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

•

continue to advance voxelotor in clinical development, including our completed Phase 3 HOPE Study and Phase 2a HOPE-KIDS 1 Study of voxelotor for the potential treatment of patients with SCD, and additional clinical trials ongoing or in the future in SCD patients;

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

We are currently advancing voxelotor through clinical development for SCD, including in a multi-national Phase 3 clinical trial in adult and adolescent patients with SCD called the HOPE Study. We are also evaluating the safety and pharmacokinetics of single and multiple doses of voxelotor in a Phase 2a clinical trial in adolescent and pediatric patients with SCD, which we expanded to include a new single-dose cohort in children aged 6-11. Voxelotor is currently our only product candidate in clinical development, although we are conducting nonclinical research activities in other programs. In December 2018, we announced that the U.S. Food and Drug Administration (“FDA”) agreed with our proposal to use an accelerated regulatory approval pathway for voxelotor for the treatment of SCD under the FDA’s Subpart H regulations (“Subpart H”), and that we plan to submit an NDA under this pathway.

Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance voxelotor, inclacumab and other product candidates that we may identify and pursue in clinical trials. As of December 31, 2018 and 2017, we had working capital of $452.0 million and $298.0 million, respectively and capital resources consisting of cash and cash equivalents and short and long-term marketable securities totaling $591.8 million and $329.4 million, respectively. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully complete the development, regulatory approval process and commercialization of voxelotor or any other future product candidates.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to evaluate our completed Phase 3 HOPE Study and conduct and complete our ongoing Phase 2a HOPE-KIDS 1 Study of voxelotor for the potential treatment of SCD;
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

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities is lengthy and unpredictable, and depends upon numerous factors. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have not obtained regulatory approval for any product candidate, including voxelotor, and it is possible that voxelotor, inclacumab and nor any other product candidates we may seek to develop in the future will ever obtain any regulatory approval.

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

Access to expedited development and regulatory approval programs for voxelotor, including accelerated approval under Subpart H, may not actually lead to a faster development or regulatory review or approval process, may not lead to any approval, and may lead to a Subpart H approval that is later withdrawn.

We believe there may be an opportunity to accelerate the development and regulatory approval process for voxelotor through one or more of the FDA’s expedited programs, such as fast track, breakthrough therapy, accelerated approval under Subpart H, or priority review, or through EMA’s PRIME program, and we have pursued and intend to pursue such expedited programs for voxelotor. For example, we plan to submit an NDA for voxelotor for the treatment of SCD under the accelerated regulatory approval pathway under Subpart H. However, we cannot be assured that our NDA for voxelotor will be approved under Subpart H, or that voxelotor or any other product candidates that we may develop will qualify for or benefit from any such expedited programs in the United States, including under Subpart H, or any foreign regulatory jurisdictions.

In 2015, the FDA designated our investigation of voxelotor for the treatment of SCD as a Fast Track development program. Fast Track is intended to facilitate the development of drugs that treat serious conditions and demonstrate the potential to address an unmet medical need. While Fast Track designation may provide more frequent access and communication with the FDA, it does not ensure that regulatory review or approval for voxelotor will occur on an expedited basis, if at all.

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

In December 2018, we announced that the FDA agreed with our proposal to use the accelerated regulatory approval pathway under Subpart H for voxelotor for the treatment of SCD, and that we plan to submit an NDA under this pathway. We also announced that the FDA agreed that transcranial doppler (“TCD”) flow velocity would be an acceptable primary endpoint in a post-approval confirmatory study to demonstrate stroke risk reduction for purposes of full approval. The FDA grants accelerated approval under Subpart H for new drugs that address serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments. Under Subpart H, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. Drugs approved under Subpart H are required to be further evaluated in at least one post-marketing study to verify clinical benefit. We have no assurance that our NDA for voxelotor will be approved under Subpart H, or that regulatory review or approval for voxelotor will occur on an expedited basis, if at all. In addition, we may not be able to complete at least one successful post-marketing confirmatory study required to maintain approval and achieve full approval, or data and results from our required post-marketing confirmatory program may not verify voxelotor’s clinical benefit to maintain approval and achieve full approval.

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

In June 2017, the EMA granted PRIME designation for voxelotor for the treatment of SCD. The PRIME program is a regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need.

We are heavily dependent on the success of voxelotor in our development program for sickle cell disease, and all of our other programs are still in the earlier development stages. If we are unable to successfully complete clinical development, obtain regulatory approval for, and commercialize voxelotor for SCD, or experience delays in doing so, our business will be materially harmed.

To date, we have invested a majority of our efforts and financial resources in the nonclinical and clinical development of our lead and initial product candidate voxelotor, including conducting nonclinical studies and clinical trials and providing general and administrative support for these operations. We do not have any other clinical product candidates, and our only clinical development program for voxelotor is in SCD. Our future success is highly dependent on our ability to successfully develop, obtain and maintain regulatory approval for, and commercialize voxelotor for SCD, the only indication for which voxelotor is currently in clinical development. Before we can generate any revenues from sales of voxelotor, we must conduct substantial additional clinical development (including, among others, multiple ongoing clinical studies and toxicology studies, and possibly additional future nonclinical studies and clinical trials to demonstrate safety and efficacy of voxelotor for SCD or any other potential indication we may pursue). In addition, we will need to seek and obtain and maintain regulatory approval for SCD or any other potential indication, secure an adequate manufacturing supply to support larger clinical trials and commercial sales and build a commercial organization. Further, the success of voxelotor as a potential commercial product will also depend on patent and trade secret protection, acceptance of voxelotor by patients, the medical community and third-party payors, its ability to compete with other therapies, the status and availability of healthcare coverage and adequate reimbursement, and maintenance of an acceptable safety and efficacy profile following approval, among other factors. If we do not achieve all of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize voxelotor, which would materially harm our business.

Voxelotor is currently our only product candidate to have advanced into clinical trials, and is currently only being tested in SCD. We are developing voxelotor as an oral, once-daily therapy for the potential treatment of SCD, and are currently evaluating voxelotor in SCD patients in our ongoing HOPE-KIDS 1 Study, which is a Phase 2a clinical trial in adolescent and pediatric SCD patients, and our completed multi-national HOPE Study, which is a Phase 3 clinical trial in adult and adolescent SCD patients.

All of our other programs are in earlier stages of research and development, and we have no other product candidates in clinical trials other than voxelotor. As a result, even after in-licensing the inclacumab program, we are very dependent on voxelotor for our business, prospects, financial condition and results of operations.

We are also very dependent on the data and results that we obtain over time from our most advanced clinical trial of voxelotor. In late 2016, we initiated the Phase 3 HOPE Study in SCD patients, aged 12 years and older, who have had at least one episode of vaso-occlusive crisis in the previous year. The primary endpoint of the HOPE Study relates to the proportion of patients who achieve an increase in hemoglobin levels (compared to baseline) as pre-specified in the study protocol. We have not previously conducted any clinical study of voxelotor in SCD patients using this primary endpoint, and we do not believe this measure has been used as a primary endpoint for any registration studies for any other SCD therapies. The HOPE Study also used a new patient reported outcomes, or PRO, instrument that we developed, and that has not been utilized before in any clinical studies, to generate data for a secondary endpoint in the HOPE Study.

In June 2018, we announced top-line data from Part A of the Phase 3 HOPE Study in approximately 154 patients, including that voxelotor achieved statistically significant results for both doses of voxelotor studied (1500 mg and 900 mg) after 12 weeks of treatment for the primary endpoint of a pre-specified increase in hemoglobin level versus placebo. We also announced that the PRO data in Part A of the HOPE Study were difficult to interpret due to low baseline symptom scores and high inter-subject and intra-subject variability, and as a result we do not plan to utilize the PRO as a secondary endpoint. In addition, we announced that there were numerically fewer vaso-occlusive crisis episodes for patients in each voxelotor arm as compared to placebo, although the result did not reach statistical significance. We also announced that we do not plan additional enrollment in the HOPE Study pending ongoing discussions with the FDA, but will continue dosing of patients currently enrolled in the study. In December 2018, we announced updated efficacy and safety results from Part A of the Phase 3 HOPE Study of voxelotor. Preliminary results from 154 patients with SCD treated with voxelotor for 24 weeks demonstrated rapid, robust and sustained improvements in hemoglobin levels and measures of hemolysis with a favorable safety and tolerability profile.

We continue to generate additional data from patients enrolled in the Phase 3 HOPE Study. There is a risk that the additional data generated could be different from, including less positive in terms of efficacy and/or safety, than the data generated and discussed with the FDA to date.

We do not know if the HOPE Study data and results will be sufficient to support accelerated approval for voxelotor by the FDA. If accelerated approval is not granted, then we would experience a significant delay in our voxelotor development program and in any potential approval, given our decision to pursue accelerated approval rather than continue HOPE Study enrollment and shift from Part A to Part B of the HOPE Study (as originally designed). As a result, failure to obtain accelerated approval for voxelotor under Subpart H will result in a significant delay in any potential approval of voxelotor. If we were required to pursue full approval for voxelotor (not under Subpart H), we might not achieve any such approval without further clinical studies of voxelotor, which would significantly delay or curtail any potential pathway to full approval.

As part of an NDA submission under Subpart H, if any, we must agree with the FDA on the design of, and commit to conduct, at least one post-marketing confirmatory study to verify the clinical benefit of voxelotor. In December 2018, we announced that the FDA agreed that TCD flow velocity would be an acceptable primary endpoint in a post-marketing confirmatory study to demonstrate stroke risk reduction. Accelerated approval of voxelotor under Subpart H, if any, may be withdrawn (which would also mean full approval would not be achieved) if required post-marketing confirmatory studies are not completed or if the FDA determines the results of such studies do not verify clinical benefit. We do not have a special protocol assessment agreement in place with the FDA. In Europe, we are in the process of seeking input from various European regulatory authorities regarding a pathway to approval of voxelotor for the potential treatment of SCD patients based on the HOPE Study. We cannot be certain that voxelotor or any other product candidates that we seek to develop will be successful in nonclinical studies or clinical trials or receive and maintain any regulatory approvals. If we do not receive regulatory approval for, regulatory approval is withdrawn from, or we otherwise fail to successfully commercialize, voxelotor or any other product candidates, we are likely to need to spend significant additional time and resources to identify other product candidates, advance them through nonclinical and clinical development and apply for regulatory approvals, which would adversely affect our business, prospects, financial condition and results of operations.

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

The results of nonclinical studies and clinical trials of voxelotor, inclacumab and of any future product candidates that we may pursue may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial may not necessarily predict final results. For example, we were previously pursuing the clinical development of voxelotor as a potential treatment for idiopathic pulmonary fibrosis, or IPF, and decided in October 2017 to halt development of voxelotor for IPF due to the totality of the data we obtained from two Phase 2a clinical trials and a Phase 1 study, which did not demonstrate sufficient overall clinical benefit to justify continuing the program. In addition, our nonclinical studies and clinical trials to date of voxelotor in SCD have involved mostly one genotype of SCD, known as HbSS, and the results of these studies may not be replicated in other genotypes of SCD in the HOPE Study or in subsequent clinical trials. The HOPE Study of voxelotor in SCD is not limited to only the HbSS genotype. Additionally, any positive results generated in our Phase 1/2 clinical trial of voxelotor in SCD in adults do not ensure that we will achieve similar results in our ongoing Phase 2a HOPE-KIDS 1 Study in adolescent and pediatric patients with SCD, which we expanded in July 2017 to include an additional single-dose cohort in children aged 6-11, or in any other potential studies of voxelotor. Our later stage clinical trials, including the HOPE Study, involve significantly broader patient populations than those in earlier clinical trials.

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

We plan to submit an NDA for voxelotor for the treatment of SCD under the accelerated approval pathway under Subpart H, and the FDA has agreed that TCD flow velocity would be an acceptable primary endpoint in a post-marketing confirmatory study to demonstrate stroke risk reduction. If accelerated approval under Subpart H is granted, we will be required to conduct post-marketing confirmatory studies sufficient to verify voxelotor’s clinical benefit, and approval may be withdrawn (which would also mean full approval would not be achieved) if such studies are not completed or the FDA determines such studies are insufficient to verify clinical benefit. The FDA may also require a longer follow-up period for subjects treated with voxelotor prior to accepting an NDA submission. We do not have a special protocol assessment agreement in place with the FDA. In Europe, we are in the process of seeking input from various European regulatory authorities regarding a pathway to approval of voxelotor for the potential treatment of SCD patients based on the HOPE Study.

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

Before obtaining marketing approval from regulatory authorities for the sale of any our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. In addition, if accelerated approval under Subpart H is granted, we must conduct post-marketing confirmatory studies to verify clinical benefit. Clinical testing is expensive, time-consuming and uncertain as to outcome. Currently, we are conducting the ongoing Phase 2a HOPE-KIDS 1 Study and evaluating the completed Phase 3 HOPE Study of voxelotor. We cannot guarantee that these studies, and any other clinical trials, including any post-marketing confirmatory studies for voxelotor or any other product candidates we may pursue will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

Further, if subjects in our clinical trials fail to comply with our dosing regimens or other requirements in our clinical trials, we may not be able to generate clinical data acceptable to the FDA or comparable regulatory authorities in our trials. For example, in our HOPE Study enrolled participants used a PRO instrument to complete very frequent patient surveys generating data relevant to a secondary endpoint. Because the PRO data were difficult to interpret due to low baseline symptom scores and high inter-subject and intra-subject variability, we do not plan to utilize the PRO as secondary endpoint in Part B of the HOPE Study (under the original study design). If patients are unwilling or unable to participate in, complete or comply with the protocols for our studies for any reason, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of potential products may be delayed.

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

Even if we receive regulatory approval for our voxelotor, inclacumab or any other product candidate that we may develop and pursue, we will be subject to ongoing regulatory obligations and scrutiny and may be subject to significant restrictions relating to product labeling, distribution or other post-marketing requirements.

Even if a product candidate such as voxelotor is approved, regulatory authorities may still impose significant restrictions on its indicated uses, approved labeling, distribution or marketing or may impose ongoing requirements for potentially costly post-marketing studies. For example, we plan to submit an NDA seeking accelerated approval of voxelotor under Subpart H and if such accelerated approval is granted, we will be required to conduct post-marketing confirmatory studies to verify the clinical benefit of voxelotor. The FDA may restrict the approved labeling for voxelotor on any accelerated approval in a variety of ways, including with respect to the scope of the approved indication and may require statements of lack of demonstrated benefit (until demonstrated by required post-marketing confirmatory studies) or other restrictions or limitations in any approved product labeling under Subpart H. Furthermore, any new legislation addressing drug safety or other drug related issues could result in delays or increased costs to assure compliance. If voxelotor, inclacumab or any other product candidates that we may develop are approved, at a minimum they will each be subject to current standard ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of voxelotor, inclacumab or any other product candidates. For example, the development of voxelotor for the prophylactic treatment of SCD in pediatric patients is an important part of our current business strategy, and if we are unable to obtain regulatory approval for this product candidate for the desired age ranges or other key labeling parameters, our business is likely to suffer.

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

If voxelotor, inclacumab or any other product candidates that we may pursue receives marketing approval, including any approval by the FDA under Subpart H, the product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community and marketplace. If any approved product does not achieve an adequate level of acceptance, we may not generate significant revenue from drug sales and we may not become profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating the target indication, also provide incremental health benefits to patients. For example, there have been numerous instances of government and private payors placing restrictions on coverage for products approved by the FDA under Subpart H, so even if voxelotor were to receive accelerated approval from the FDA, healthcare payors may place restrictions on coverage for voxelotor. Our efforts to educate the medical community and third-party payors about the benefits of our product candidates may require significant resources and may never be successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a wide range of factors, including:

•	the demonstratedefficacy and potential advantages of our drugs compared to alternative treatments;
•	our ability to offer our drugs for sale at competitive prices;
•	the convenience and ease of administration of our drugs compared to alternative current and future treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the availability of drugs and their ability to meet market demand, including a reliable supply for long-term chronic treatment;
•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement;
•	the clinical indications and approved labeling, including any labeling restrictions in the event a product candidate is approved under Subpart H, for which the drug is approved;
•	the prevalence and severity of any side effects and overall safety profile of the drug; and
•	any restrictions on the use of the drug, including together with other medications.

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

In the United States, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act (the “ACA”), was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies and development candidates that may compete with voxelotor and inclacumab for the potential treatment of SCD. For example, Novartis is developing crizanlizumab, which is a potential competitor of inclacumab. Both crizanlizumab and inclacumab are human monoclonal antibodies against P-selectin for the treatment of VOC in patients with SCD. Novartis has announced that it anticipates filing a biologics license application for crizanlizumab in the first half of 2019, which would result in a direct competitor entering the market significantly earlier than inclacumab. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development, marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

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

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of voxelotor, a key element of our strategy is to pursue, develop and commercialize a portfolio of products utilizing proprietary discovery and development technology. We are seeking to do so through our internal research programs and may also selectively pursue commercially synergistic in-licensing or acquisition of additional assets, such as inclacumab. With the exception of voxelotor, all of our other potential product candidates remain in the earlier development stages. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

Our business strategy currently incorporates potential international expansion as we evaluate data from our multi-national Phase 3 HOPE Study of voxelotor for the potential treatment of SCD inside and outside the United States, and plan to seek to obtain regulatory approval to and commercialize voxelotor in patient populations inside and outside the United States. If voxelotor is approved, we may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

•

restrictions and obligations imposed by privacy regulations, such as provisions under the General Data Protection Regulation 2016/679, known as GDPR, applicable to the collection and use of personal health data in the European Union;

•

multiple, conflicting, and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements, and any requirements to obtain other governmental approvals, permits, and licenses;

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

Any such factors may impose additional responsibilities, obligations or liability in relation to our planned activities outside the United States, and we may be required to put in place additional mechanisms and make additional expenditures to ensure compliance with existing and new requirements, which could significantly harm our future international expansion and operations and, consequently, our results of operations.

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

In addition, certain events have caused, and may cause or contribute to global financial crises, which have triggered and may in the future lead to extreme volatility and disruptions in the capital and credit markets. For example, in June 2016, the United Kingdom (the “U.K”)., held a referendum in which voters supported the exit of the U. K. from the EU (commonly referred to as “Brexit”), which could cause disruptions to and create uncertainty surrounding our business, including affecting our existing relationships with third parties that conduct some of our nonclinical studies and clinical trials and our ability to enter into new relationships with vendors and other third-party contractors, which could have an adverse effect on our business, financial results and operations. The referendum is non-binding, but if passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the EU, including the terms of trade between the U.K. and the EU. Brexit has already and could continue to adversely affect European and/or worldwide economic and market conditions and could continue to contribute to instability in the global financial markets. The measures could also adversely affect our ability to raise additional capital, potentially disrupt the markets in which we currently conduct and plan to conduct operations and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, changes in, and legal uncertainty with regard to, national and international laws and regulations may present difficulties for our clinical and regulatory strategy.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting for the purpose of providing the reports required by Section 404. Based on our assessment and using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) criteria, our management, Chief Executive Officer and Chief Financial Officer, have concluded that, as of December 31, 2018, our internal control over financial reporting was effective. As required under Section 404 of Sarbanes-Oxley, our independent registered public accounting firm has tested the design and operating effectiveness of our controls over financial reporting and been required to provide an attestation report with respect to our internal control over financial reporting. During the course of our or their subsequent review and testing, however, material weaknesses or significant deficiencies may be identified and we may be unable to remediate them before we must provide the required reports. If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from NASDAQ or other adverse consequences that would materially harm our business.

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
•

any delay in filing an NDA for voxelotor or an investigational new drug application, or IND, or NDA for inclacumab or for any other product candidates that we may develop and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;

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

We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our 2015 Stock Option and Incentive Plan (the “2015 Plan”). The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, in January 2017 our board of directors approved our 2017 Inducement Equity Plan, or 2017 Inducement Plan. The 2017 Inducement Plan enables us and our subsidiaries to grant non-qualified stock options and other equity-based awards to induce employees who are not currently employed by us or our subsidiaries to accept employment with us or our subsidiaries. As of December 31, 2018, the number of shares reserved for grant under the 2017 Inducement Plan was 458,350 shares, subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock. In addition, we have reserved shares of common stock for issuance pursuant to our 2015 Employee Stock Purchase Plan, or 2015 ESPP, which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of (i) 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2015 Plan, the 2017 Inducement Plan or the 2015 ESPP, our stockholders may experience additional dilution, and our stock price may fall.

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

We have also registered all shares of our common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. As a result, these shares will be available for sale in the public market subject to vesting arrangements and exercise of options, and restrictions under applicable securities laws. In addition, our directors, executive officers and certain affiliates have established or may in the future establish programmed selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 55.6% of our outstanding common stock as of February 22, 2019, based on the latest publicly available information.

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

We have broad discretion over the use of our capital resources consisting of cash and cash equivalents and short and long-term marketable securities. You may not agree with our decisions, and our use of our capital resources may not yield any returns to our stockholders. We expect to use our existing capital resources to continue the clinical development of voxelotor for the treatment of SCD, including in evaluating our completed Phase 3 HOPE Study and in our ongoing Phase 2a HOPE-KIDS 1 Study and planned clinical pharmacology studies, our other research and development activities including other clinical and nonclinical studies, including for inclacumab, and for working capital and general corporate purposes. Our failure to apply our capital resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these resources. Our stockholders will not have the opportunity to influence our decisions on how to use our capital resources.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We experienced an ownership change as a result of our IPO and an ownership change as a result of our follow-on offerings, however we do not believe that these ownership changes will significantly limit our ability to use these pre-change NOL carryforwards. We may experience subsequent shifts in our stock ownership, including as a result of our future follow-on offering, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, pursuant to the Tax Cuts and Jobs Act of 2017 we may not use net operating loss carry-forwards arising in taxable years beginning after December 31, 2017 to reduce our taxable income in any year by more than 80% and we may not carry back any net operating losses arising in taxable years ending after December 31, 2017 to prior years. These new rules apply regardless of the occurrence of an “ownership change”.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters, where we have office and research and development laboratory space, is located in South San Francisco, California, where we lease 67,185 square feet of space pursuant to a noncancelable operating lease (the “Lease”). We believe that our existing facilities are sufficient for our current needs.

In August 2018, we entered into an amendment to the Lease to relocate from the current headquarters to a to-be constructed-building consisting of approximately 164,150 rentable square feet of space when the building is ready for occupancy. The building is expected to be ready to occupy in the first half of 2020 at which time we will vacate the currently occupied facility and will have no further obligations with respect to the current facility.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the quarter ended December 31, 2018.

Holders of Common Stock

As of February 22, 2019, there were 10 holders of record of 56,322,257 outstanding shares of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

The graph below matches Global Blood Therapeutics, Inc.’s cumulative 40-Month total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the NASDAQ Biotechnology index, and the NASDAQ Pharmaceutical index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 8/12/2015 to 12/31/2018.

	8/12/15	12/15	12/16	12/17	12/18
Global Blood Therapeutics, Inc.	100.00	74.99	33.52	91.28	95.22
NASDAQ Composite	100.00	98.20	106.49	137.61	132.60
NASDAQ Biotechnology	100.00	89.20	71.23	84.83	76.94
NASDAQ Pharmaceutical	100.00	88.11	70.17	79.70	72.88

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The information set forth below for the three years ended December 31, 2018 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below (in thousands, except for share and per share data):

	Years Ended December 31,
	2018	2017	2016
Summary of Operations Data:
Operating Expenses
Research and development	$131,307	$87,807	$62,163
General and administrative	51,435	31,438	20,964

Total operating expenses	182,742	119,245	83,127

Loss from operations	(182,742)	(119,245)	(83,127)
Interest income, net	8,618	2,555	659
Other expenses, net	(69)	(334)	—

Net loss	$(174,193)	$(117,024)	$(82,468)

Basic and diluted net loss per common share	$(3.41)	$(2.76)	$(2.48)

Weighted-average number of shares used in computing basic and diluted net loss per common share	51,150,728	42,323,686	33,207,382

	As of December 31,
(in thousands)	2018	2017	2016
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$591,815	$329,432	$197,332
Working capital	452,007	298,048	134,254
Total assets	617,643	356,720	202,387
Accumulated deficit	(472,150)	(297,957)	(180,933)
Total stockholders’ equity	572,799	318,804	186,309

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

We are currently evaluating voxelotor in adult and adolescent patients with SCD in a Phase 3 clinical trial, which we call the HOPE Study. In June 2018, we completed a planned review of Part A of the HOPE Study. The primary endpoint (the proportion of patients with greater than 1 g/dL increase in hemoglobin versus baseline) showed a statistically significant increase at both the 1500 mg and 900 mg doses of voxelotor after 12 weeks of treatment versus placebo. The data also demonstrated corresponding improvements in other markers of hemolysis as well as a favorable safety and tolerability profile for voxelotor. Based upon these data and results in this planned preliminary review of Part A, we began discussions with the U.S. Food and Drug Administration, or FDA about seeking an accelerated approval pathway for voxelotor for SCD. In December 2018, we announced that the FDA agreed with our proposal to use the accelerated regulatory approval pathway under the FDA’s Subpart H regulations, or Subpart H, for voxelotor for the treatment of SCD, and that we plan to submit a new drug application, or NDA, under this pathway to the FDA. The FDA grants accelerated approval under Subpart H for new drugs that address serious or life-threatening illnesses and that provide meaningful therapeutic benefit. We recently completed a pre-NDA meeting for the voxelotor program. Additionally, in December 2018, we announced updated efficacy and safety results from Part A of the Phase 3 HOPE Study of voxelotor at both the 1500 mg and 900 mg doses after 24 weeks of treatment versus placebo. These results, from approximately 150 patients with SCD treated with voxelotor for 24 weeks at both doses versus placebo, showed a statistically significant increase in the primary endpoint and showed improvements in other hemolysis measures. Voxelotor also continued to show a favorable safety and tolerability profile at 24 weeks.

We are also evaluating the safety and pharmacokinetics of single and multiple doses of voxelotor in adolescent and pediatric patients with SCD in a Phase 2a clinical trial, which we call the HOPE-KIDS 1 Study.

In October 2015, FDA granted Fast Track Designation for voxelotor for the treatment of SCD. In December 2015, the FDA granted Orphan Drug Designation for voxelotor for the treatment of SCD. In November 2016, voxelotor was granted Orphan Drug Designation in Europe for the treatment of SCD. In June 2017, the European Medicines Agency, or EMA, granted PRIME designation for voxelotor for the treatment of SCD. The PRIME program is a new regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need.

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

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sale of equity securities. In January 2018, we completed a follow-on offering pursuant to which we issued an aggregate of 3,026,315 shares of our common stock at a price of $38.00 per share, including 2,631,579 shares sold at the initial closing in December 2017 and 394,736 shares sold pursuant to the exercise of the underwriter’s over-allotment option in January 2018, resulting in aggregate proceeds of approximately $111.0 million, net of underwriting discounts and commissions, and offering expenses. In March 2018, we completed a follow-on offering and issued an aggregate of 4,600,000 shares of our common stock at a price of $54.00 per share, including 600,000 shares of common stock sold directly to the underwriters when they exercised their over-allotment option at the price of $54.00 per share. We received total proceeds of $240.6 million from the offering, net of underwriting discounts and commissions, and offering expenses. In January 2019, we completed a follow-on offering and issued an aggregate of 3,920,453 shares of our common stock at a price of $44.00 per share, including 3,409,090 shares sold at the initial closing in December 2018 and 511,363 shares sold pursuant to the exercise of the underwriter’s over-allotment option in January 2019, resulting in aggregate proceeds of approximately $162.1 million from the offering, net of underwriting discounts and commissions, and estimated offering expenses.

Our net losses were $174.2 million for the year ended December 31, 2018, $117.0 million for the year ended December 31, 2017 and $82.5 million for the year ended December 31, 2016. As of December 31, 2018, we had an accumulated deficit of $472.2 million. To date, we have not generated any revenue. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We had $275.4 million in cash and cash equivalents and $316.4 million in marketable securities as of December 31, 2018.

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

Accrued Research and Development Costs

We record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of nonclinical studies and clinical trials and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued liabilities in the balance sheet and within research and development expense in the consolidated statements of operations and comprehensive loss. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of subjects enrolled, and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers. To date, there have been no material differences between our accrued liabilities and actual expenses.

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

Stock-based compensation expense was calculated based on awards at the time of grant and is reduced for actual forfeitures at the time that the forfeitures occur.

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

Stock-based compensation expense was $30.1 million for the year ended December 31, 2018, $13.7 million for the year ended December 31, 2017 and $9.2 million for the year ended December 31, 2016. As of December 31, 2018, we had $70.7 million of total unrecognized stock-based compensation costs, which we expect to recognize over a weighted-average period of 2.4 years.

We have not recognized, and we do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on our deferred tax assets including deferred tax assets related to our net operating loss carryforwards.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We periodically assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

On December 22, 2017, the President signed the Tax Cuts & Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, our gross deferred tax assets as of December 31, 2017 were significantly reduced to reflect the estimated impact of the Tax Act. The significant reduction in our gross deferred tax assets are fully offset by a reduction in valuation allowance, resulting in no impact to our income tax expense. Our net operating loss (NOL) carryforwards have been trued up to correctly reflect our NOL balance at the end of 2018. The true up is as a result of the Tax Act and subsequent changes to our U.S. international tax structure.

As of December 31, 2018, our total deferred tax assets, less our total deferred tax liabilities, were $145.8 million. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance.

Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. These ownership change limitations may limit the amount of NOL carryforwards and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points (by value) of the outstanding stock of a company by certain stockholders. Since our formation, we have raised capital through the issuance of capital stock on several occasions, which separately or combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such ownership changes, or could result in ownership changes in the future.

Results of Operations

Comparison of the years ended December 31, 2018, 2017 and 2016

	Year Ended December 31,			Change
				2018/2017		2017/2016
(in thousands, except percentages)	2018	2017	2016	$	%	$	%
Operating expenses:
Research and development	$131,307	$87,807	$62,163	$43,500	50%	$25,644	41%
General and administrative	51,435	31,438	20,964	19,997	64	10,474	50

Total operating expenses	182,742	119,245	83,127	63,497	54	36,118	43

Loss from operations	(182,742)	(119,245)	(83,127)	(63,497)	54	(36,118)	43
Interest income, net	8,618	2,555	659	6,063	238	1,896	288
Other expenses, net	(69)	(334)	—	265	(80)	(334)	*

Net loss	$(174,193)	$(117,024)	$(82,468)	$(57,169)	49%	$(34,556)	42%

*	Change is not meaningful

Research and development

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•

expenses incurred under agreements with consultants, third-party research and manufacturing organizations, and investigative clinical trial sites that conduct research and development activities on our behalf;

•	the costs related to production of clinical supplies, including fees paid to contract manufacturers;

•	laboratory and vendor expenses related to the execution of nonclinical studies and clinical trials;

•	payments upon achievement of certain clinical development and regulatory milestones in relation with license agreement; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

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

The largest component of our total operating expenses is our investment in research and development activities, including the clinical development of voxelotor. We allocate research and development salaries, benefits, stock-based compensation and indirect costs to voxelotor, inclacumab and other product candidates that we may pursue on a program-specific basis.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

	Years Ended December 31,			Change
				2018/2017		2017/2016
	2018	2017	2016	$	%	$	%
Costs incurred by development program:
Voxelotor for the treatment of SCD	$103,613	$64,860	$39,039	$38,753	60%	$25,821	66%
Other preclinical programs	23,036	14,512	15,456	8,524	59	(944)	(6)
Inclacumab for the treatment of SCD	3,818	—	—	3,818	*	—	*
Voxelotor for the treatment of hypoxemic pulmonary disorders	840	8,435	7,668	(7,595)	(90)	767	10

Total research and development expenses	$131,307	$87,807	$62,163	$43,500	50%	$25,644	41%

*	Change is not meaningful

Research and development expenses increased by $43.5 million, or 50%, to $131.3 million for the year ended December 31, 2018 from $87.8 million for the year ended December 31, 2017. The increase was primarily due to an increase of $38.8 million in internal and external costs related to our SCD program for voxelotor as we advanced this program, including expansion of our Phase 2a HOPE-KIDS 1 Study and our Phase 3 HOPE Study in 2018 as well as higher levels of manufacturing activities to support the program. In addition, there was an increase of $3.8 million in internal and external costs associated with inclacumab primarily driven by the upfront payment of $2.0 million under the License Agreement with Roche in August 2018. Furthermore, there was an increase of $8.5 million in internal and external costs associated with preclinical programs. The increase is partially offset by a $7.6 million decrease in expenses related to our former hypoxemic pulmonary disorders program that was discontinued in October 2017. Stock-based compensation expense was $12.7 million for the year ended December 31, 2018 and $5.9 million for the year ended December 31, 2017. The increase was primarily due to hiring additional personnel, stock price appreciation and vesting of market-condition stock awards.

Research and development expenses increased by $25.6 million, or 41%, to $87.8 million for the year ended December 31, 2017 from $62.2 million for the year ended December 31, 2016. The increase was primarily due to an increase of $25.8 million in internal and external costs related to our SCD program for voxelotor as we advanced this program, including expansion of our Phase 2a HOPE-KIDS 1 Study of adolescent and pediatric patients and incurred costs related to our Phase 3 HOPE Study in 2017. In addition, there was an increase of $0.8 million in internal and external costs associated with conducting our two Phase 2a clinical trials of voxelotor in IPF and our Phase 1 study in healthy volunteers that we refer to as our Basecamp study initiated in 2017. These increases were partially offset by a $0.9 million decrease in expenses related to preclinical efforts for our other research-stage programs, which is primarily due to our former hereditary angioedema, or HAE, program that was discontinued in September 2016. In October 2017, we ceased further development of voxelotor in hypoxemic pulmonary disorders.

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

General and administrative expenses increased by $20.0 million, or 64%, to $51.4 million for the year ended December 31, 2018 from $31.4 million for the year ended December 31, 2017. The increase was primarily due to an increase of $9.6 million in stock-based compensation expense, as a result of our hiring additional personnel, stock price appreciation and vesting of market-condition restricted stock units, an increase of $4.9 million in salary and benefit costs due to higher headcounts, and an increase of $5.4 million in other general and administrative expenses, such as professional and consulting services, due to the growth of our operations.

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

Interest income, net

Interest income, net was $8.6 million in 2018 compared to $2.6 million in 2017. The $6.0 million increase was due to the additional income earned from higher investment balances following our public equity offerings in 2017 and 2018 as well as higher interest rates in 2018.

Interest income, net was $2.6 million in 2017 compared to $0.7 million in 2016. The $1.9 million increase was due to the additional income earned from higher investment balances following our public equity offerings in 2017.

Income Taxes

As of December 31, 2018, we had federal net operating loss carryforwards of approximately $381.9 million to offset future federal taxable income, with $208.9 million available through 2037 and $173.0 million available indefinitely. We also had state net operating loss carryforwards of approximately $151.7 million that may offset future state taxable income, through 2036. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2018, we recorded a 100% valuation allowance against our deferred tax assets of approximately $145.8 million, as at that time our management believed it was uncertain that they would be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Liquidity and Capital Resources

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sale of equity securities. In January 2018, we completed a follow-on offering pursuant to which we issued an aggregate of 3,026,315 shares of our common stock at a price of $38.00 per share, including 2,631,579 shares sold at the initial closing in December 2017 and 394,736 shares sold pursuant to the exercise of the underwriter’s over-allotment option in January 2018, resulting in aggregate proceeds of approximately $111.0 million, net of underwriting discounts and commissions, and offering expenses. In March 2018, we completed a follow-on offering and issued an aggregate of 4,600,000 shares of our common stock at a price of $54.00 per share, including 600,000 shares of common stock sold directly to the underwriters when they exercised their over-allotment option at the price of $54.00 per share. We received total proceeds of $240.6 million from the offering, net of underwriting discounts and commissions, and offering expenses. In January 2019, we completed a follow-on offering and issued an aggregate of 3,920,453 shares of our common stock at a price of $44.00 per share, including 3,409,090 shares sold at the initial closing in December 2018 and 511,363 shares sold pursuant to the exercise of the underwriter’s over-allotment option in January 2019, resulting in aggregate proceeds of approximately $162.1 million from the offering, net of underwriting discounts and commissions, and estimated offering expenses.

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

We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance voxelotor through any completion of clinical development, to develop other potential product candidates from our research programs and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:

•	the time and cost necessary to evaluate our completed Phase 3 HOPE Study and conduct and complete our ongoing Phase 2a HOPE-KIDS 1 Study of voxelotor for the potential treatment of SCD;

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

•

the manufacturing, selling and marketing costs associated with the potential commercialization of voxelotor, inclacumab and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities in any territory(ies);

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

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash used in operating activities	$(135,375)	$(93,022)	$(67,723)
Cash used in investing activities	(184,157)	(35,000)	(106,852)
Cash provided by financing activities	397,906	235,188	118,145

Net increase (decrease) in cash, cash equivalents and restricted cash	$78,374	$107,166	$(56,430)

Cash flows from operating activities

Net cash used in operating activities was $135.4 million for the year ended December 31, 2018, consisting of a net loss of $174.2 million, which was partially offset by non-cash charges of $30.1 million for stock-based compensation and $4.0 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $2.5 million of prepaid expenses due to advance payments made in connection with our Phase 3 HOPE Study and our Phase 2a HOPE-KIDS 1 Study, an increase of $8.0 million of accrued liabilities related to higher research and development activities and higher professional and consulting services due to the growth of our operations, an increase of $1.5 million of accrued compensation related to higher headcounts and a decrease of $1.3 million of accounts payable due to timing of payments. The remainder of changes in operating assets and liabilities are primarily related to continuous growth of our operations.

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

Cash flows from investing activities

Net cash used in investing activities for the year ended December 31, 2018 was $184.2 million, primarily consisting of the purchase of marketable securities of $361.4 million, and purchase of property and equipment for our office and laboratory facility of $4.8 million, which are partially offset by maturities of marketable securities of $182.0 million.

Net cash used in investing activities for the year ended December 31, 2017 was $35.0 million, primarily consisting of the purchase of marketable securities of $127.7 million, and purchase of property and equipment for our office and laboratory facility of $3.1 million, which are partially offset by maturities of marketable securities of $96.0 million.

Net cash used in investing activities for the year ended December 31, 2016 was $106.9 million related to the purchase of marketable securities of $105.5 million and the purchase of property and equipment for our office and laboratory facilities of $1.4 million.

Cash flows from financing activities

Cash provided by financing activities was $397.9 million for the year ended December 31, 2018. The cash provided by financing activities in 2018 was primarily from net proceeds of $396.5 million from the issuance of common stock in connection with our follow-on offerings completed in January 2018, March 2018 and December 2018, and to a lesser extent, proceeds of $7.7 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options, which are partially offset by $6.3 million of taxes paid related to net shares settlement of equity awards.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Contractual Obligations and Other Commitments

In August 2018, we entered into an amendment to our Lease (the “Lease Amendment”) to relocate and expand our leased premises to a to-be-constructed-building consisting of approximately 164,150 rentable square feet of space (the “Substitute Premises”) when the Substitute Premises are ready for occupancy (the “Substitute Premises Commencement Date”). The Lease Amendment has a contractual term of 10 years from the Substitute Premises Commencement Date. The Lease Amendment grants us an option to extend the Lease Amendment for an additional 10-year period. We intend to vacate our current headquarters (the “Existing Premises”) and surrender and deliver the Existing Premises to the landlord on or before the date which is sixty days after the Substitute Premises Commencement Date, upon which time we will have no further obligations with respect to the Existing Premises.

The following table summarizes our contractual obligations under the new and existing operating leases as of December 31, 2018 (in thousands):

		Payments Due by Period
	Total	2019	2020	2021	2022	Thereafter
Operating lease obligations[1]	$137,357	$4,406	$6,513	$11,642	$12,020	$102,776

Total contractual obligations	$137,357	$4,406	$6,513	$11,642	$12,020	$102,776

(1)	The table above is prepared under the assumption that the Substitute Premises Commencement Date is June 30, 2020.

We have excluded from the above table $16.2 million in contractual obligations related to uncertain tax positions as we cannot make a reasonably reliable estimate of the period of cash settlement.

In August 2018, we entered into a license agreement (the “License Agreement”) with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) pursuant to which Roche granted us an exclusive and sublicensable worldwide license under certain patent rights and know-how to develop and commercialize inclacumab for all indications and uses. Roche retained a non-exclusive, worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use. As of December 31, 2018, we have paid Roche an upfront payment of $2.0 million. We are subject to contingent payments totaling approximately $125.5 million upon achievement of certain clinical development and regulatory milestones for inclacumab and commercial sales milestones if they occur before certain dates in the future. We are also subject to royalty payments to Roche based on tiered percentages ranging from low double-digit for the first annual net sales of inclacumab tier up to mid double-digit for annual net sales over $1.0 billion.

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

Leases (Topic 842)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. As originally issued, Topic 842 required companies to adopt the standard using a modified retrospective approach with a cumulative adjustment to equity as of the beginning of the earliest comparative period presented. This provision also required companies to recast prior period comparative financial statements including providing the updated disclosure requirements in those periods. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted.

During 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) – Targeted Improvements, which provided an entity with an alternative transition methodology to adopt the provisions of Topic 842 using a modified retrospective approach with a cumulative adjustment to accumulated deficit as of the effective date. This approach does not require an entity to recast comparative period financial statements or provide the updated disclosure requirements during those periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application.

The new standard also provides a number of optional practical expedients for the transition from ASC 840 – Leases (Topic 840) to Topic 842 that allow entities to not (i) reassess whether any expired or existing contracts are considered or contain leases; (ii) reassess the lease classification for any expired or existing leases; and (iii) reassess initial direct costs for any existing leases. These practical expedients, if elected, must be elected as a package and applied consistently by an entity to all of its leases. We plan to elect the use of practical expedients as a package.

We expect that this standard will have a material effect on our consolidated financial statements. While we continue to evaluate the provisions of ASC 842 to determine the impact the adoption will have on our consolidated financial statements, we currently believe the most significant effects relate to the recognition of new right-of-use (ROU) assets and lease liabilities on our consolidated balance sheet related to our office and equipment operating leases. We do not expect a significant change in our leasing activities between now and adoption. On adoption, we currently expect to recognize additional lease liabilities of approximately $25.9 million and corresponding ROU assets of approximately $14.2 million, which reflect lease incentives previously received of approximately $11.7 million that are currently recorded as deferred rent liabilities on our consolidated balance sheet.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

Other recent accounting pronouncements

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (or ASU 2018-15). ASU No. 2018-15 requires a customer that is a party to a cloud computing service contract to follow the internal-use software guidance in Subtopic 350-40 to determine which implementation costs to capitalize and which costs to expense. The amendments in this update are effective for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We believe that the adoption of this new standard will have no material impact on our consolidated financial position or results of operations and have not elected to early adopt the amendment.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We have invested primarily in money market funds, negotiable certificates of deposit,

U.S. treasury notes, federal agency notes and corporate debt securities. The fair value of our investments, including those included in cash and cash equivalents and marketable securities, was $591.7 million as of December 31, 2018 and $316.9 million as of December 31, 2017. We had no outstanding debt as of December 31, 2018 and 2017.

Our investment policy is to limit credit exposure through diversification and investment in highly rated securities. We, along with our investment advisors, actively review current investment ratings, company specific events, and general economic conditions in managing our investments.

We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. Based on our investment positions as of December 31, 2018, a hypothetical 100 basis point increase in interest rate would result in a $2.4 million decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Item 8. Financial Statements and Supplementary Data

GLOBAL BLOOD THERAPEUTICS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Global Blood Therapeutics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Global Blood Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Francisco, California

February 27, 2019

GLOBAL BLOOD THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$275,357	$198,332
Short-term marketable securities	202,177	116,493
Prepaid expenses	6,337	3,839
Other assets, current	1,909	5,648

Total current assets	485,780	324,312
Property and equipment, net	14,981	16,571
Long-term marketable securities	114,281	14,607
Restricted cash	2,395	1,046
Other assets, noncurrent	206	184

Total assets	$617,643	$356,720

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$6,046	$7,177
Accrued liabilities	16,792	10,135
Accrued compensation	10,036	8,579
Other liabilities, current	899	373

Total current liabilities	33,773	26,264
Other liabilities, noncurrent	11,071	11,652

Total liabilities	44,844	37,916

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at December 31, 2018 and 2017, respectively, and none issued and outstanding as of December 31, 2018 and 2017.	—	—

Common stock, $0.001 par value, 150,000,000 shares authorized at December 31, 2018 and 2017, respectively; 55,640,299 and 46,131,723 shares issued and outstanding at December 31, 2018 and 2017, respectively.	56	46
Additional paid-in capital	1,044,941	617,051
Accumulated other comprehensive loss	(48)	(336)
Accumulated deficit	(472,150)	(297,957)

Total stockholders’ equity	572,799	318,804

Total liabilities and stockholders’ equity	$617,643	$356,720

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Operating expenses:
Research and development	$131,307	$87,807	$62,163
General and administrative	51,435	31,438	20,964

Total operating expenses	182,742	119,245	83,127

Loss from operations	(182,742)	(119,245)	(83,127)
Interest income, net	8,618	2,555	659
Other expenses, net	(69)	(334)	—

Net loss	(174,193)	(117,024)	(82,468)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities, net of tax	288	(170)	(166)

Comprehensive loss	$(173,905)	$(117,194)	$(82,634)

Basic and diluted net loss per common share	$(3.41)	$(2.76)	$(2.48)

Weighted-average number of shares used in computing basic and diluted net loss per common share	51,150,728	42,323, 686	33,207,382

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	29,359,800	29	239,231	—	(98,465)	140,795
Issuance of common stock upon equity offering, net of issuance costs	6,667,228	7	116,988	—	—	116,995
Issuance of common stock upon exercise of stock options	147,126	—	222	—	—	222
Issuance of common stock pursuant to ESPP purchases	65,252	—	1,018	—	—	1,018
Vesting of restricted stock purchases	398,750	1	677	—	—	678
Stock-based compensation expense	—	—	9,235	—	—	9,235
Net unrealized gain (loss) on marketable securities	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	(82,468)	(82,468)

Balance at December 31, 2016	36,638,156	$37	$367,371	$(166)	$(180,933)	$186,309
Issuance of common stock upon equity offerings, net of issuance costs	8,498,926	8	231,947	—	—	231,955
Issuance of common stock upon exercise of stock options	578,455	1	2,815	—	—	2,816
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	33,212	—	(238)	—	—	(238)
Issuance of common stock pursuant to ESPP purchases	76,585	—	1,050	—	—	1,050
Vesting of restricted stock purchases	306,389	—	424	—	—	424
Stock-based compensation expense	—	—	13,682	—	—	13,682
Net unrealized gain (loss) on marketable securities	—	—	—	(170)	—	(170)
Net loss	—	—	—	—	(117,024)	(117,024)

Balance at December 31, 2017	46,131,723	$46	$617,051	$(336)	$(297,957)	$318,804
Issuance of common stock upon equity offerings, net of issuance costs	8,403,826	8	396,026	—	—	396,034
Issuance of common stock upon exercise of stock options	596,434	1	6,021	—	—	6,022
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	255,039	1	(6,253)	—	—	(6,252)
Issuance of common stock pursuant to ESPP purchases	61,031	—	1,647	—	—	1,647
Vesting of restricted stock purchases	192,246	—	369	—	—	369
Stock-based compensation expense	—	—	30,080	—	—	30,080
Net unrealized gain (loss) on marketable securities	—	—	—	288	—	288
Net loss	—	—	—	—	(174,193)	(174,193)

Balance at December 31, 2018	55,640,299	$56	$1,044,941	$(48)	$(472,150)	$572,799

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(174,193)	$(117,024)	$(82,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,607	1,658	1,160
Amortization (accretion) of premium (discount) on marketable securities	(661)	704	75
Stock-based compensation	30,080	13,682	9,235
Loss from disposal of fixed assets, net	45	—	—
Changes in operating assets and liabilities:
Prepaid expenses	(2,500)	(1,856)	(761)
Other assets, current	(1,278)	(162)	(512)
Accounts payable	(1,285)	2,771	1,066
Accrued liabilities	8,031	3,280	1,794
Accrued compensation	1,457	3,612	2,725
Other liabilities, current	742	(63)	23
Other liabilities, noncurrent	(420)	376	(60)

Net cash used in operating activities	(135,375)	(93,022)	(67,723)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,824)	(3,101)	(1,352)
Sale of property and equipment	75	—	—
Purchases of marketable securities	(361,405)	(127,724)	(105,500)
Maturities of marketable securities	181,997	96,000	—
Purchases of other assets	—	(175)	—

Net cash used in investing activities	(184,157)	(35,000)	(106,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	396,501	231,955	116,995
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	7,669	3,892	1,240
Repurchases of unvested restricted stock purchases	(12)	(421)	(90)
Taxes paid related to net share settlement of equity awards	(6,252)	(238)	—

Net cash provided by financing activities	397,906	235,188	118,145

Net increase (decrease) in cash, cash equivalents and restricted cash	78,374	107,166	(56,430)
Cash, cash equivalents and restricted cash at beginning of period	199,378	92,212	148,642

Cash, cash equivalents and restricted cash at end of period	$277,752	$199,378	$92,212

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING INFORMATION:
Accrued issuance costs	$467	$—	$—

Leasehold improvements paid for by landlord	$—	$11,086	$—

Accrued purchase of property and equipment	$48	$1,536	$114

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Global Blood Therapeutics Inc. (the “Company”, “we”, “us”, and “our”) was incorporated in Delaware in February 2011 and commenced operations in May 2012. We are a clinical-stage biopharmaceutical company determined to discover, develop and deliver innovative treatments that provide hope to underserved patient communities. Our primary activities have been establishing our facilities, recruiting personnel, conducting development of our product candidates, including clinical trials, establishing commercial operations and raising capital. Our principal operations are based in South San Francisco, California, and we operate in one segment.

Follow-on Offerings

In December 2017, we completed a follow-on offering and issued 2,631,579 shares of common stock at a price of $38.00 per share with proceeds of $96.4 million net of underwriting costs and commissions and offering expenses. In addition, in January 2018, we sold an additional 394,736 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $38.00 per share for proceeds of $14.6 million net of underwriting costs and commissions.

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

In December 2018, we completed a follow-on offering and issued 3,409,090 shares of common stock at a price of $44.00 per share with proceeds of $140.9 million net of underwriting costs and commissions, and estimated offering expenses. In addition, in January 2019, we sold an additional 511,363 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $44.00 per share for proceeds of $21.2 million net of underwriting costs and commissions.

Need for Additional Capital

In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our research and development activities. As of December 31, 2018, we had an accumulated deficit of $472.2 million. We expect to incur additional losses in the future to conduct product research and development and we anticipate the need to raise additional capital to fully implement our business plan. We intend to raise such capital through the issuance of additional equity, potentially through borrowings, and strategic alliances with partner companies. However, if such financing is not available at adequate levels or when it will be required, we will need to reevaluate our operating plans. We believe that our existing capital resources consisting of cash and cash equivalent and marketable securities will be sufficient to fund our operations for at least the next twelve months from the date of issuance of these financial statements.

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

Accruals of Research and Development Costs

We record accruals for estimated costs of research, nonclinical and clinical studies and manufacturing development. These costs are a significant component of our research and development expenses. A substantial portion of our ongoing research and development activities are conducted by third-party service providers, including contract research organizations and contract manufacturing organizations. We accrue the costs incurred under our agreements with these third parties based on actual work completed in accordance with agreements established with these third parties. We determine the actual costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. We have not experienced any material deviations between accrued clinical trial expenses and actual clinical trial expenses. However, actual services performed, number of subjects enrolled, and the rate of subject enrollment may vary from our estimates, resulting in adjustments to clinical trial expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations.

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

Recent Accounting Pronouncements

Leases (Topic 842)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. As originally issued, Topic 842 required companies to adopt the standard using a modified retrospective approach with a cumulative adjustment to equity as of the beginning of the earliest comparative period presented. This provision also required companies to recast prior period comparative financial statements including providing the updated disclosure requirements in those periods. The standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted.

During 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) – Targeted Improvements, which provided an entity with an alternative transition methodology to adopt the provisions of Topic 842 using a modified retrospective approach with a cumulative adjustment to accumulated deficit as of the effective date. This approach does not require an entity to recast comparative period financial statements or provide the updated disclosure requirements during those periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application.

The new standard also provides a number of optional practical expedients for the transition from ASC 840 – Leases (Topic 840) to Topic 842 that allow entities to not (i) reassess whether any expired or existing contracts are considered or contain leases; (ii) reassess the lease classification for any expired or existing leases; and (iii) reassess initial direct costs for any existing leases. These practical expedients, if elected, must be elected as a package and applied consistently by an entity to all of its leases. We plan to elect the use of practical expedients as a package.

We expect that this standard will have a material effect on our consolidated financial statements. While we continue to evaluate the provisions of ASC 842 to determine the impact the adoption will have on our consolidated financial statements, we currently believe the most significant effects relate to the recognition of new right-of-use (ROU) assets and lease liabilities on our consolidated balance sheet related to our office and equipment operating leases. We do not expect a significant change in our leasing activities between now and adoption. On adoption, we currently expect to recognize additional lease liabilities of approximately $25.9 million and corresponding ROU assets of approximately $14.2 million, which reflect lease incentives previously received of approximately $11.7 million that are currently recorded as deferred rent liabilities on our consolidated balance sheet.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

Other recent accounting pronouncements

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (or ASU 2018-15). ASU No. 2018-15 requires a customer that is a party to a cloud computing service contract to follow the internal-use software guidance in Subtopic 350-40 to determine which implementation costs to capitalize and which costs to expense. The amendments in this update are effective for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We believe that the adoption of this new standard will have no material impact on our consolidated financial position or results of operations and have not elected to early adopt the amendment.

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

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	December 31, 2018
	Total	Level 1		Level 2	Level 3
Financial Assets:
Money market funds	$275,234	$275,234		$—	$—
Corporate debt securities	110,027	—		110,027	—
U.S. government agency securities	88,028	—		88,028	—
Certificates of deposits	6,675	—		6,675	—
U.S. government securities	111,728	—		111,728	—

Total financial assets	$591,692	$275,234		$316,458	$—

	December 31, 2017
	Total	Level 1		Level 2	Level 3
Financial Assets:
Money market funds	$185,824	$185,824	[1]	$—	$—
Corporate debt securities	46,977	—		46,977	—
U.S. government agency securities	54,989	—		54,989	—
Certificates of deposits	9,129	—		9,129	—
U.S. government securities	20,007	—		20,007	—

Total financial assets	$316,926	$185,824		$131,102	$—

(1)	In 2017, some balances have been reclassified from cash to money market funds in the above table.

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. At December 31, 2018, the weighted average remaining contractual maturities of our Level 2 investments was less than one year and all of these investments are rated A-1/P-1/F1 or A/A2, or higher by Moody’s and S&P. There were no transfers between Level 1 and Level 2 during the periods presented.

4. Available-for-Sale Securities

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents, restricted cash, or marketable securities in our Consolidated Balance Sheets (in thousands):

	December 31, 2018				December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Financial Assets:
Money market funds	$275,234	$—	$—	$275,234	$185,824	$—	$—	$185,824[1]
Corporate debt securities	110,053	69	(95)	110,027	47,108	—	(131)	46,977
U.S. government agency securities	88,042	40	(54)	88,028	55,170	—	(181)	54,989
Certificates of deposits	6,681	1	(7)	6,675	9,142	—	(13)	9,129
U.S. government securities	111,730	60	(62)	111,728	20,018	—	(11)	20,007

Total	$591,740	$170	$(218)	$591,692	$317,262	$—	$(336)	$316,926

(1)	In 2017, some balances have been reclassified from cash to money market funds in the above table.

The following table summarizes the classification of the available-for-sale securities on our Consolidated Balance Sheets (in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$275,234	$185,826[1]
Short-term marketable securities	202,177	116,493
Long-term marketable securities	114,281	14,607

Total	$591,692	$316,926

(1)	In 2017, some balances have been reclassified from cash to money market funds in the above table.

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at December 31, 2018 were temporary in nature. All unrealized losses from all marketable securities at December 31, 2018 are not material.

5. Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2018	2017
Laboratory equipment	$7,363	$5,715
Computer equipment	1,501	1,594
Leasehold improvements	13,785	12,642
Construction-in-progress	239	419

Total property and equipment	22,888	20,370
Less: accumulated depreciation and amortization	(7,907)	(3,799)

Property and equipment, net	$14,981	$16,571

Depreciation expense was $4.7 million for the year ended December 31, 2018, $1.7 million for the year ended December 31, 2017 and $1.2 million for the year ended December 31, 2016. Refer to Note 10 – Commitments and Contingencies for details on acceleration of depreciation expenses recognized during the year ended December 31, 2018.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Accrued clinical and manufacturing expenses	$15,121	$8,035
Accrued professional and consulting services	1,016	1,007
Other	655	1,093

Total accrued liabilities	$16,792	$10,135

Other liabilities, current and noncurrent

Other liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Restricted shares subject to repurchase, current	$157	$373
Deferred rent, current	712	—
Other payable, current	30	—

Total other liabilities, current	$899	$373

Restricted shares subject to repurchase, noncurrent	$—	$161
Deferred rent, noncurrent	11,041	11,491
Other payable, noncurrent	30	—

Total other liabilities, noncurrent	$11,071	$11,652

6. Stockholders’ Equity

Common Stock Reserved for Issuance

We have reserved sufficient shares of common stock for issuance upon the exercise of stock options, vesting of restricted stock units and restricted shares subject to future vesting. Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of any preferred stockholders. As of December 31, 2018, no common stock dividends had been declared by the board of directors.

We have reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2018	2017
Restricted shares subject to future vesting	47,051	241,617
Restricted stock units	975,419	820,713
Options issued and outstanding	3,243,551	2,945,901
Shares available for future grant under the 2015 Plan and 2017 Inducement Equity Plan	3,003,454	1,708,680
Employee stock purchase plan	240,935	186,033

Total	7,510,410	5,902,944

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

Restricted shares subject to repurchase were as follows:

	December 31,
	2018	2017
Restricted shares subject to repurchase:
Shares issued pursuant to the 2012 Stock Option and Grant Plan	47,051	241,617

Total restricted shares subject to repurchase	47,051	241,617

7. Share-based Compensation

2017 Inducement Equity Plan

In January 2017, we adopted the 2017 Inducement Equity Plan (the “2017 Inducement Plan”). Under the 2017 Inducement Plan, shares of our common stock are reserved for the issuance of non-qualified stock options and other equity-based awards to induce highly-qualified prospective officers and employees who are not currently employed by us or our subsidiaries to become employed with our company. The number of shares initially reserved for grant is subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock. As of December 31, 2018, there were 458,350 shares reserved for the future issuance of equity awards under the 2017 Inducement Plan.

2015 Stock Option and Incentive Plan

In July 2015, we adopted the 2015 Stock Option and Incentive Plan (the “2015 Plan”). Under the 2015 Plan, shares of our common stock are reserved for the issuance of stock options, restricted stock, and other equity-based awards to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by our stockholders at inception. Awards granted under the 2015 Plan expire no later than 10 years from the date of grant. For incentive stock options and non-statutory stock options, the option price shall not be less than 100% of the fair market value on the day of grant. If at the time we grant an option and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all our classes of stock, the option price is required to be at least 110% of the fair market value on the day of grant. Options granted typically vest over a 4-year period but may be granted with different vesting terms. As of December 31, 2018, there were 2,545,104 shares reserved for the future issuance of equity awards under the 2015 Plan.

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

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans, including the 2017 Inducement Plan, 2015 Plan and the 2012 Plan and related information (in thousands, except share and per share amounts and term):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding — December 31, 2017	2,945,901	$17.50	8.25
Options granted	1,102,208	52.80
Options exercised	(596,434)	10.10
Options canceled	(208,124)	34.84

Outstanding — December 31, 2018	3,243,551	$29.74	7.96	$49,373

Vested and exercisable — December 31, 2018	1,553,778	$21.80	7.31	$32,305

The aggregate intrinsic value was calculated as the difference between the exercise price of the options and the fair value of our common stock as of December 31, 2018. The total intrinsic value of options exercised was $23.4 million for the year ended December 31, 2018, $11.3 million for the year ended December 31, 2017 and $2.4 million for the year ended December 31, 2016. The weighted-average estimated fair value of stock options granted was $33.58 for the year ended December 31, 2018, $16.19 for the year ended December 31, 2017 and $11.74 for the year ended December 31, 2016.

Stock Options Granted to Employees with Service-based Vesting Valuation Assumptions

The fair values of stock options granted to employees were calculated using the following assumptions:

Year Ended December 31,
	2018	2017	2016
Expected term (in years)	5.3-6.1	5.3-6.1	5.3-6.1
Volatility	68.7%-71.8%	68.9%-75.6%	70.6%-82.3%
Risk-free interest rate	2.6%-3.0%	1.8%-2.3%	1.1%-2.1%
Dividend yield	—	—	—

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

Expected Volatility—We use peer company price volatility as well as the historical volatility of our own common stock to estimate expected stock price volatility due to the limited trading history for our common stock since our IPO in August 2015. When selecting comparable publicly traded biopharmaceutical companies on which we have based our expected stock price volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

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

The following table summarizes activity of RSUs granted to employees with service-based vesting under the 2017 Inducement Plan and 2015 Plan and related information (in thousands, except share, per share amounts and vesting period):

	Number of RSUs	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period (years)	Aggregate Intrinsic Value
Non-vested units — December 31, 2017	467,463	$24.93	1.71	$18,395
RSUs granted	625,765	54.48
RSUs vested	(179,772)	34.38
RSUs forfeited	(97,287)	41.89

Non-vested units — December 31, 2018	816,169	$43.34	1.54	$33,504

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

A summary of our unvested restricted stock for the year ended December 31, 2018 is as follows:

	Number of RSPs	Weighted Average Grant Date Fair Value per Share
Outstanding — December 31, 2017	241,617	$1.46
RSPs vested	(192,246)	1.26
Repurchased by Company	(2,320)	2.27

Outstanding — December 31, 2018	47,051	$2.24

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

The following table summarizes activity of the market-condition awards under the 2015 Plan and related information (in thousands, except share, per share amounts and vesting period):

	Number of units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period (years)	Aggregate Intrinsic Value
Non-vested market-condition awards — December 31, 2017	353,250	$15.15	0.73	$13,900
Granted	—	—
Vested	(188,400)	18.22
Forfeited	(5,600)	11.64

Non-vested market-condition awards — December 31, 2018	159,250	$11.64	0.04	$6,537

The following table summarizes the assumptions used to estimate the fair value of the market-condition awards during the year ended December 31, 2017:

Valuation date stock price	$28.55
Volatility	65.6%
Risk-free interest rate	1.4%
Dividend yield	—

At December 31, 2018, total unrecognized compensation expense related to unvested market-condition awards was $36,500, which is expected to be recognized over their respective remaining derived service periods. The remaining weighted average derived service period is 0.04 year as of December 31, 2018. We recognized $3.1 million and $2.2 million in stock-based compensation expense related to the market-condition awards for the year ended December 31, 2018 and December 31, 2017 respectively.

Employee Stock Purchase Plan

In July 2015, we adopted the 2015 Employee Stock Purchase Plan (the “2015 ESPP”). Under the 2015 ESPP our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2015 ESPP provided for offering periods of six months in duration. As approved by the Compensation Committee of the Board of Directors in December 2017, the 2015 ESPP provides for offering periods of two years in duration with purchase periods occurring every six months during an offering period. The purchase periods end on either January 31 or July 31. Contributions under the 2015 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. During the year ended December 31, 2018, 61,031 shares were issued under the ESPP for $1.6 million.

The fair values of the rights granted under the 2015 ESPP were calculated using the following assumptions:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Expected term (in years)	0.5 – 2.0	0.5
Volatility	59.2-65.4%	60.1-63.5%
Risk-free interest rate	1.6-2.7%	0.7-1.2%
Dividend yield	—%	—%

Stock-Based Compensation Expense

Total stock-based compensation recognized by functions was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$12,747	$5,905	$4,153
General and administrative	17,333	7,777	5,082

Total stock-based compensation expense	$30,080	$13,682	$9,235

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

Unrecognized Stock-Based Compensation Expense and Weighted-Average Remaining Amortization Period

As of December 31, 2018 the unrecognized stock-based compensation cost, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows (in thousands, except amortization period):

	Unrecognized Compensation Cost	Weighted-average remaining amortization period (years)
Options	$37,467	1.3
Restricted stock purchases	56	—
Restricted stock units	31,466	1.1
ESPP	1,709	—

Total unrecognized stock-based compensation expense	$70,698	2.4

8. Defined Contribution Plan

In 2013, we began to sponsor a 401(k) retirement plan, in which substantially all of our full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. We made contributions to the Plan for eligible participants, and recorded contribution expenses of $0.8 million for the year ended December 31, 2018, $0.3 million for the year ended December 31, 2017 and $0.2 million for the year ended December 31, 2016.

9. Income Taxes

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, our gross deferred tax assets as of December 31, 2017 were significantly reduced to reflect the estimated impact of the Tax Act. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The significant reduction in our gross deferred tax assets are fully offset by a reduction in valuation allowance, resulting in no impact to our income tax expense.

The components of the loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Loss before provision for income taxes:
United States	$(174,190)	$(101,288)	$(70,103)
International	—	(15,736)	(12,365)

	$(174,190)	$(117,024)	$(82,468)

No provision for income taxes was recorded for the years ended December 31, 2018, December 31, 2017 and December 31, 2016. We have incurred net operating losses for all the periods presented. We have not reflected any benefit of such net operating loss (NOL) carryforwards in the accompanying consolidated financial statements. We have established a full valuation allowance against the related deferred tax assets due to the uncertainty surrounding the realization of such assets. Our net operating loss carryforwards have been trued up to correctly reflect our NOL balance at the end of 2018. The true up is as a result of the Tax Act and subsequent changes to our U.S. international tax structure.

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2018	2017	2016

Federal statutory income tax rate	21.0%	34.0%	34.0%
State taxes	1.3	—	—
Federal and state tax credits	7.1	7.3	8.3
Change in valuation allowance	(33.3)	(14.8)	(41.1)
Foreign rate differential	1.7	(4.6)	(5.1)
Officer compensation limitation	(0.7)	(0.9)	—
Stock based compensation/Non-deductible changes in fair value	2.9	0.7	3.9
Tax reform – tax rate change	—	(21.7)	—

Provision for Taxes	0.0%	0.0%	0.0%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$90,861	$51,448
Tax credits	47,375	32,732
Property and equipment	760	116
Accruals and reserves	1,954	1,668
Stock based compensation	4,838	1,915

Gross deferred tax assets	145,788	87,879
Valuation allowance	(145,788)	(87,879)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. We have established a valuation allowance to offset deferred tax assets as of December 31, 2018 and 2017 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. The valuation allowance increased approximately $57.9 million, $17.8 million, and $34.0 million during the years ended December 31, 2018, 2017, and 2016, respectively. The increase in the valuation allowance is mainly related to the increase in net operating loss carryforwards and the increase in tax credits generated during the respective taxable years.

As of December 31, 2018, we had federal net operating loss carryforwards of approximately $381.9 million to offset future federal taxable income, with $208.9 million available through 2037 and $173.0 million available indefinitely. We also had state net operating loss carryforwards of approximately $151.7 million that may offset future state taxable income through 2036. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2018, we recorded a 100% valuation allowance against our deferred tax assets of approximately $145.8 million, as at that time our management believed it was uncertain that they would be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to valuation allowance would increase net income in the period in which we make such a determination.

In general, if we experience a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California has similar laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards that were generated prior to 2018 before utilization. The NOL carryforwards that were generated during and after 2018 can be carried forward indefinitely and are able to offset up to 80% of taxable income in each future year. We have not utilized any NOL carryovers through December 31, 2018. In addition, our deferred tax assets are subject to full valuation allowance, and thus no benefit for deferred tax assets are recorded on our books. Our ability to use the remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership.

No liability related to uncertain tax positions is recorded on the consolidated financial statements. All uncertain tax positions are currently recorded as a reduction to our deferred tax asset. It is our policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2018	2017
Balance at beginning of year	$11,150	$5,296
Additions based on tax positions related to current year	5,144	6,346
Decreased for prior period positions	(62)	(492)

Unrecognized tax benefit - December 31	$16,232	$11,150

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

We intend to vacate the Existing Premises and surrender and deliver the Existing Premises to landlord on or before the date which is sixty days after the Substitute Premises Commencement Date, upon which time we will have no further obligations with respect to the Existing Premises. Upon signing of the Lease Amendment, we re-evaluated the remaining useful life of the leasehold improvements at our Existing Premises and started to amortize the leasehold improvements over the remaining period of expected use, resulting in an acceleration of depreciation expenses of $2.3 million during the year ended December 31, 2018.

Future annual minimum lease payments due under the Lease and Lease Amendment at December 31 of each year are as follows (in thousands):

Year ending December 31,	Amount[1]
2019	4,406
2020	6,513
2021	11,642
2022	12,020
Thereafter	102,776

Total	$137,357

(1)	The table above is prepared under the assumption that the Substitute Premises Commencement Date is June 30, 2020.

Rent expense was $3.6 million for the year ended December 31, 2018, $2.0 million for the year ended December 31, 2017 and $1.3 million for the year ended December 31, 2016. The operating leases require us to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

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

Contingent Payments

In August 2018, we entered into a license agreement (the “License Agreement”) with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) pursuant to which Roche granted us an exclusive and sublicensable worldwide license under certain patent rights and know-how to develop and commercialize inclacumab for all indications and uses, except diagnostic use. Roche retained a non-exclusive, worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use. As of December 31, 2018, we have paid Roche an upfront payment of $2.0 million. We are obligated to make contingent payments to Roche totaling approximately $125.5 million upon achievement of certain clinical development and regulatory milestones for inclacumab and commercial sales milestones if they occur before certain dates in the future. We are also obligated to make royalty payments to Roche based on tiered percentages ranging from low double-digit for the first annual net sales of inclacumab tier up to mid double-digit for annual net sales over $1.0 billion.

11. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	December 31,
	2018	2017	2016
Options to purchase common stock	3,243,551	2,945,901	2,769,702
Restricted shares subject to future vesting	47,051	241,617	672,112
Restricted stock units	975,419	820,713	—
Common stock potentially issuable for ESPP purchases	—	—	8,386

Total	4,266,021	4,008,231	3,450,200

*****

Selected Quarterly Financial Information (unaudited)

The following table provides the selected consolidated quarterly financial data for 2018 and 2017:

	Quarter Ended
(in thousands, except per share amounts)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Loss from operations	$(52,084)	$(45,476)	$(42,487)	$(42,695)	$(41,915)	$(29,180)	$(24,430)	$(23,721)
Net loss	$(49,201)	$(43,068)	$(40,368)	$(41,556)	$(41,252)	$(28,557)	$(23,883)	$(23,332)
Basic and diluted net loss per common share	$(0.93)	$(0.83)	$(0.78)	$(0.87)	$(0.95)	$(0.66)	$(0.55)	$(0.60)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management, including our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – 2013 Integrated Framework. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws.	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate.	S-1/A	7/31/2015	4.1

4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated December 22, 2014	S-1	7/8/2015	4.2

4.3	First Amendment to Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders dated January 26, 2016	10-K	3/29/2016	4.3

10.1#	2012 Stock Option and Grant Plan and forms of award agreements thereunder	S-1	7/8/2015	10.1

10.2#	2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-8	1/25/2017	99.1

10.3#	Employment Offer Letter Agreement by and between the Registrant and Ted W. Love, M.D., dated May 19, 2014	S-1	7/8/2015	10.3

10.4#	Employment Offer Letter Agreement by and between the Registrant and Jeffrey Farrow, dated February 19, 2016	8-K	4/4/2016	10.1

10.5	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers	S-1/A	7/31/2015	10.8

10.6#	2015 Employee Stock Purchase Plan	S-8	8/12/2015	99.3

10.7#	Senior Executive Cash Incentive Bonus Plan	8-K	1/12/2016	10.1

10.8#	Amended and Restated 2017 Inducement Equity Plan	S-8	7/2/2018	99.1

10.9#	Form of Non-Qualified Stock Option Agreement under Global Blood Therapeutics, Inc. 2017 Inducement Equity Plan	S-8	1/25/2017	99.4

10.10#	Form of Restricted Stock Unit Award Agreement under Global Blood Therapeutics, Inc. 2017 Inducement Equity Plan	S-8	1/25/2017	99.5

10.11#	Employment Offer Letter by and between the Registrant and Patricia Suvari, dated October 7, 2016	10-K	3/13/2017	10.17

10.12	Lease by and between the Company and HCP Oyster Point III LLC, dated March 17, 2017	8-K	3/22/2017	10.1

10.13	Sales Agreement by and between the Company and Cowen and Company, LLC, dated August 23, 2017	S-3ASR	8/23/2017	1.2

10.14#	Change in Control Policy	8-K	8/1/2017	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.15#	Employment Offer Letter by and between the Registrant and David Johnson, dated February 21, 2018	10-Q	5/7/2018	10.4

10.16+	License Agreement by and between the Company and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., dated August 22, 2018	10-Q	11/6/2018	10.1

10.17	First Amendment to Lease by and between the Company and HCP Oyster Point III LLC, dated August 29, 2018	8-K	8/30/2018	10.1

10.18#	Non-Employee Director Compensation Policy				X

10.19#	Employment Offer Letter by and between the Registrant and Brian Cathers, Ph.D., dated January 21, 2019				X

21.1	Subsidiaries of the Registrant	S-1	6/10/2016	21.1

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page to this Annual Report)				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents management compensation plan, contract or arrangement.
+	Confidential treatment has been requested for certain information contained in this Exhibit (indicate by asterisks). Such information has been omitted and filed separately with the SEC.

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

Date: February 27, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ted W. Love Ted W. Love, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2019

/s/ Jeffrey Farrow Jeffrey Farrow	Chief Financial Officer (Principal Financial Officer)	February 27, 2019

/s/ Lesley A. Calhoun Lesley A. Calhoun	Senior Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2019

/s/ Willie L. Brown, Jr. Willie L. Brown, Jr.	Director	February 27, 2019

/s/ Charles Homcy Charles Homcy, M.D.	Director	February 27, 2019

/s/ Scott W. Morrison Scott W. Morrison	Director	February 27, 2019

/s/ Deval L. Patrick Deval L. Patrick	Director	February 27, 2019

Signature	Title	Date

/s/ Mark L. Perry Mark L. Perry	Director	February 27, 2019

/s/ Glenn F. Pierce Glenn F. Pierce, M.D., Ph.D.	Director	February 27, 2019

/s/ Philip A. Pizzo Philip A. Pizzo, M.D.	Director	February 27, 2019

/s/ Dawn Svoronos Dawn Svoronos	Director	February 27, 2019

/s/ Wendy Yarno Wendy Yarno	Director	February 27, 2019