Form 10-Q/A
period 2018-09-30
Global Blood Therapeutics, Inc.
filed 2019-03-29
CIK 1629137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Global Blood Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2018 (the “Original Report”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 6, 2018, solely to re-file Exhibit 10.1 that was previously filed with the Original Report with revised redactions in response to comments received from the staff of the SEC regarding the confidential treatment request filed by the Company with respect to certain portions of Exhibit 10.1 of the Original Report.

This Amendment does not change the previously reported financial statements or, except as expressly described in the prior paragraph, any of the other disclosure contained in the Original Report. This Amendment speaks as of the original filing date of the Original Report and does not reflect any events that occurred at a date subsequent to the filing of the Original Report or modify or update those disclosures therein in any way. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed herewith as exhibits to this Amendment (Exhibits 31.1 and 31.2). The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed
	Exhibit Description	Form	Date	Number	Herewith

3.1	Restated Certificate of Incorporation.	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws.	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

10.1#	License Agreement, by and between the Company and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., dated August 22, 2018				X

10.2	First Amendment to Lease, by and between the Company and HCP Oyster Point III LLC, dated August 29, 2018	8-K	8/30/2018	10.1

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	11/6/2018	32.1

101.INS	XBRL Instance Document	10-Q	11/6/2018	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	10-Q	11/6/2018	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-Q	11/6/2018	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-Q	11/6/2018	101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-Q	11/6/2018	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-Q	11/6/2018	101.PRE

#	Confidential treatment has been requested for certain information contained in this Exhibit (indicated by asterisks). Such information has been omitted and filed separately with the SEC.
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

Global Blood Therapeutics, Inc.

Date: March 29, 2019	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: March 29, 2019	By:	/s/ Jeffrey Farrow
Jeffrey Farrow Chief Financial Officer (Principal Financial Officer)