Form 10-Q
period 2019-03-31
Global Blood Therapeutics, Inc.
filed 2019-05-10
CIK 1629137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GBT	The NASDAQ Global Select Market

As of May 2, 2019, there were 56,406,541 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$156,836	$275,357
Short-term marketable securities	300,431	202,177
Prepaid expenses and other current assets	8,222	8,246

Total current assets	465,489	485,780
Property and equipment, net	13,090	14,981
Long-term marketable securities	117,811	114,281
Operating lease right-of-use assets	14,075	—
Restricted cash	2,395	2,395
Other assets, noncurrent	200	206

Total assets	$613,060	$617,643

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,346	$6,046
Accrued liabilities	17,757	16,792
Accrued compensation	5,629	10,036
Other liabilities, current	1,359	899

Total current liabilities	32,091	33,773
Operating lease liabilities, noncurrent	24,401	—
Other liabilities, noncurrent	30	11,071

Total liabilities	56,522	44,844

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2019 and December 31, 2018; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of March 31, 2019 (unaudited) and December 31, 2018, respectively; 56,337,045 and 55,640,299 shares issued and outstanding as of March 31, 2019 (unaudited) and December 31, 2018, respectively	56	56
Additional paid-in capital	1,076,979	1,044,941
Accumulated other comprehensive income (loss)	576	(48)
Accumulated deficit	(521,073)	(472,150)

Total stockholders’ equity	556,538	572,799

Total liabilities and stockholders’ equity	$613,060	$617,643

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$34,468	$29,944
General and administrative	18,055	12,751

Total operating expenses	52,523	42,695

Loss from operations	(52,523)	(42,695)
Other income (expense):
Interest income, net	3,650	1,173
Other expenses, net	(50)	(34)

Total other income, net	3,600	1,139

Net loss	(48,923)	(41,556)
Other comprehensive income:
Net unrealized gain on marketable securities, net of tax	624	11

Comprehensive loss	$(48,299)	$(41,545)

Basic and diluted net loss per common share	$(0.87)	$(0.87)

Weighted-average number of shares used in computing basic and diluted net loss per common share	56,231,587	47,770,023

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	55,640,299	$56	$1,044,941	$(48)	$(472,150)	$572,799
Issuance of common stock upon equity offerings, net of issuance costs	511,363	—	21,246	—	—	21,246
Issuance of common stock upon exercise of stock options	52,288	—	817	—	—	817
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	78,155	—	(686)	—	—	(686)
Issuance of common stock pursuant to ESPP purchases	30,745	—	1,128	—	—	1,128
Vesting of restricted stock purchases	24,195	—	80	—	—	80
Stock-based compensation expense	—	—	9,453	—	—	9,453
Net unrealized gain on marketable securities	—	—	—	624	—	624
Net loss	—	—	—	—	(48,923)	(48,923)

Balance at March 31, 2019	56,337,045	$56	$1,076,979	$576	$(521,073)	$556,538

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	46,131,723	$46	$617,051	$(336)	$(297,957)	$318,804
Issuance of common stock upon equity offerings, net of issuance costs	4,994,736	5	255,062	—	—	255,067
Issuance of common stock upon exercise of stock options	259,150	1	2,168	—	—	2,169
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	143,400	—	(5,404)	—	—	(5,404)
Issuance of common stock pursuant to ESPP purchases	36,748	—	784	—	—	784
Vesting of restricted stock purchases	71,246	—	105	—	—	105
Stock-based compensation expense	—	—	7,784	—	—	7,784
Net unrealized gain on marketable securities	—	—	—	11	—	11
Net loss	—	—	—	—	(41,556)	(41,556)

Balance at March 31, 2018	51,637,003	$52	$877,550	$(325)	$(339,513)	$537,764

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,923)	$(41,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,094	670
Amortization (accretion) of premium (discount) on marketable securities	(565)	93
Amortization of operating lease right-of-use assets	100	—
Stock-based compensation	9,453	7,784
Changes in operating assets and liabilities:
Prepaid expenses and other assets	49	(677)
Accounts payable	1,272	262
Accrued liabilities	887	125
Accrued compensation	(4,407)	(3,856)
Operating lease liabilities	(276)	—
Other liabilities	—	389

Net cash used in operating activities	(40,316)	(36,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(56)	(502)
Purchase of marketable securities	(164,177)	—
Maturities of marketable securities	63,582	42,076

Net cash provided by (used in) investing activities	(100,651)	41,574

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in public offering, net	21,207	254,940
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	1,925	2,821
Tax paid related to net share settlement of equity awards	(686)	(5,404)

Net cash provided by financing activities	22,446	252,357

Net increase (decrease) in cash, cash equivalents and restricted cash	(118,521)	257,165
Cash, cash equivalents and restricted cash at beginning of period	277,752	199,378

Cash, cash equivalents and restricted cash at end of period	$159,231	$456,543

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Accrued purchase of property and equipment	$146	$1,087

Accrued offering costs	$(41)	$127

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Global Blood Therapeutics, Inc. (the “Company”, “we”, “us”, and “our”) was incorporated in Delaware in February 2011 and commenced operations in May 2012. We are a clinical-stage biopharmaceutical company determined to discover, develop and deliver innovative treatments that provide hope to underserved patient communities. Our primary activities have been establishing our facilities, recruiting personnel, preparing for commercialization, conducting development of our product candidates, including clinical trials, and raising capital. Our principal operations are based in South San Francisco, California, and we operate in one segment.

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

Need for Additional Capital

In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our research and development activities. Since inception through March 31, 2019, we have incurred cumulative net losses of $521.1 million. We expect to incur additional losses in the future to conduct product research and development and we recognize the need to raise additional capital to fully implement our business plan. We intend to raise such capital through the issuance of additional equity, and potentially through borrowings, and strategic alliances with partner companies. However, if such financing is not available at adequate levels, we will need to re-evaluate our operating plans. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our cash requirements for at least twelve months subsequent to the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.

The accompanying unaudited interim condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K, filed with the SEC on February 27, 2019.

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

Significant Accounting Policies

Except as noted below, there have been no material revisions in our significant accounting policies described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Leases

Leases (Topic 842) Effective January 1, 2019

We determine if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether we have the right to control the identified asset. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives received and initial direct costs incurred, as applicable.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. We give consideration to our credit risk, term of the lease, total lease payments and adjust for the impacts of collateral, as necessary, when calculating our incremental borrowing rates. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise any such options. Lease cost for our operating leases is recognized on a straight-line basis over the lease term.

We have elected to not separate lease and non-lease components for any leases within its existing classes of assets and, as a result, account for any lease and non-lease components as a single lease component. We have also elected to not recognize any leases within its existing classes of assets with a term of 12 months or less.

Leases (Topic 840) Prior to the adoption of Topic 842

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

Accounting Pronouncements Adopted

Leases (Topic 842)

In February 2016 the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, Leases (“Topic 842” or “ASU 2016-02”). ASU 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a ROU asset and corresponding liability, measured at the present value of the lease payments. On January 1, 2019, we adopted Topic 842 using the modified retrospective approach as of the adoption date. Results for the three months ended March 31, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, Accounting Standards Codification Topic 840, Leases (“Topic 840”).

The new standard provides a number of optional practical expedients in transition. We elected the practical expedients to not reassess its prior conclusions about lease identification under the new standard, to not reassess lease classification, and to not reassess initial direct costs. We did not elect the practical expedient allowing the use-of-hindsight which would require us to reassess the lease term of its leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to our current contract portfolio.

The impact of our adoption of Topic 842 on the accompanying consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments Due to our Adoption of Topic 842	January 1, 2019
Assets:
Operating Lease ROU assets	$—	$14,177	$14,177
Liabilities:
Operating lease liabilities, current as included in other liabilities, current	—	1,176	1,176
Deferred rent, current as included in other liabilities, current	712	(712)	—
Operating lease liabilities, noncurrent	—	24,754	24,754
Deferred rent, noncurrent as included in other liabilities, noncurrent	11,041	(11,041)	—

The adjustments due to our adoption of Topic 842 related to the recognition of operating lease ROU assets and operating lease liabilities for the existing operating leases. A cumulative-effect adjustment to beginning retained earnings was not required.

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

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$145,413	$145,413	$—	$—
Corporate debt securities	143,927	—	143,927	—
U.S. government agency securities	109,458	—	109,458	—
Certificates of deposits	6,957	—	6,957	—
U.S. government securities	169,231	—	169,231	—

Total financial assets	$574,986	$145,413	$429,573	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$275,234	$275,234	$—	$—
Corporate debt securities	110,027	—	110,027	—
U.S. government agency securities	88,028	—	88,028	—
Certificates of deposits	6,675	—	6,675	—
U.S. government securities	111,728	—	111,728	—

Total financial assets	$591,692	$275,234	$316,458	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. At March 31, 2019 and December 31, 2018, the weighted average remaining contractual maturities of our Level 2 investments was less than one year and all of these investments are rated A-1/P-1/F1 or A/A2, or higher by Moody’s and S&P. There were no transfers between Level 1 and Level 2 during the periods presented.

4. Available-for-Sale Securities

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents, restricted cash, or marketable securities in our condensed consolidated balance sheets (in thousands):

	March 31, 2019				December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Financial Assets:
Money market funds	$145,413	$—	$—	$145,413	$275,234	$—	$—	$275,234
Corporate debt securities	143,664	278	(15)	143,927	110,053	69	(95)	110,027
U.S. government agency securities	109,364	98	(4)	109,458	88,042	40	(54)	88,028
Certificates of deposits	6,926	32	(1)	6,957	6,681	1	(7)	6,675
U.S. government securities	169,043	194	(6)	169,231	111,730	60	(62)	111,728

Total	$574,410	$602	$(26)	$574,986	$591,740	$170	$(218)	$591,692

The following table summarizes the classification of the available-for-sale securities on our condensed consolidated balance sheets (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$156,744	$275,234
Short-term marketable securities	300,431	202,177
Long-term marketable securities	117,811	114,281

Total	$574,986	$591,692

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities were temporary in nature during the periods presented.

5. Balance Sheet Components

Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Laboratory equipment	$7,551	$7,363
Computer equipment	1,501	1,501
Leasehold improvements	13,785	13,785
Construction-in-progress	253	239

Total property and equipment	23,090	22,888
Less: accumulated depreciation and amortization	(10,000)	(7,907)

Property and equipment, net	$13,090	$14,981

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued clinical and manufacturing expenses	$15,126	$15,121
Accrued professional and consulting services	2,104	1,016
Other	527	655

Total accrued liabilities	$17,757	$16,792

Other liabilities, current and noncurrent

Other liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Operating lease liabilities, current	$1,252	$—
Restricted shares subject to repurchase, current	77	157
Deferred rent, current	—	712
Other payable	30	30

Total other liabilities, current	$1,359	$899

Deferred rent, noncurrent	$—	$11,041
Other liabilities, noncurrent	30	30

Total other liabilities, noncurrent	$30	$11,071

6. Stock-Based Compensation

We have three stock-based compensation plans – the Amended and Restated 2017 Inducement Equity Plan (the “2017 Inducement Plan”), the 2015 Stock Option and Incentive Plan (the “2015 Plan”) and the 2012 Stock Option and Grant Plan (the “2012 Plan”). As of March 31, 2019, there were 243,325 shares reserved under the 2017 Inducement Plan and 3,630,786 shares reserved under the 2015 Plan for the future issuance of equity awards. Upon adoption of the 2015 Plan in July 2015, no new awards or grants are permitted under the 2012 Plan. See Note 7 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information related to these stock-based compensation plans.

Stock Options

The following summarizes option activity under the 2017 Inducement Plan, 2015 Plan and 2012 Plan:

	Number of Options	Weighted- Average Exercise Price
Outstanding — December 31, 2018	3,243,551	$29.74
Options granted	685,765	48.93
Options exercised	(52,288)	15.62
Options canceled	(63,033)	37.22

Outstanding — March 31, 2019	3,813,995	$33.26

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended March 31,
	2019	2018
Expected term (in years)	6.1	6.1
Volatility	71.6%-72.2%	69.1%-69.3%
Risk-free interest rate	2.5%-2.6%	2.6%-2.7%
Dividend yield	—	—

Restricted Stock Units

The following table summarizes activity of RSUs granted to employees with service-based vesting under the 2017 Inducement Plan and 2015 Plan and related information:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Non-vested units — December 31, 2018	816,169	$43.34
RSUs granted	772,050	48.90
RSUs vested	(92,359)	41.16
RSUs forfeited	(28,983)	45.94

Non-vested units — March 31, 2019	1,466,877	$46.36

Stock-Based Compensation Expense

Total stock-based compensation recognized by function was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$4,023	$2,968
General and administrative	5,430	4,816

Total stock-based compensation expense	$9,453	$7,784

7. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	3,813,995	3,379,550
Restricted stock subject to future vesting	22,856	1,040,806
Restricted stock units	1,626,127	170,371

Total	5,462,978	4,590,727

8. Commitments and Contingencies

Leases

We have operating leases for our headquarters, where we have office and research and development laboratory facilities, and equipment. Our leases have remaining lease terms of 1 to 10 years. Most of these leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases include renewal options at the election of us, with renewal terms that can extend the lease term from 1 to 10 years. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as we did not consider it reasonably certain that we would exercise the options.

For the three months ended March 31, 2019, we incurred $1.9 million of lease costs included in operating expenses in the consolidated statement of operations in relation to these operating leases, of which $0.9 million was variable lease cost and not included within the measurement of our operating ROU assets and operating lease liabilities. The variable lease cost is comprised primarily of our cost in certain research and development arrangement that contains embedded equipment, and our proportionate share of operating expenses, property taxes, and insurance in relation with our facility lease. These costs are classified as operating lease expense due to our election to not separate lease and non-lease components.

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2019 was $1.1 million and was included in net cash used in operating activities in our consolidated statements of cash flows. We assumed $25.9 million of operating lease liabilities arising from obtaining the ROU assets for the three months ended March 31, 2019.

The majority of our lease costs are driven by our operating lease for our headquarters in South San Francisco, where we have office and research and development laboratory facilities.

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

We intend to vacate the Existing Premises and surrender and deliver the Existing Premises to the landlord on or before the date which is sixty days after the Substitute Premises Commencement Date, upon which time we will have no further obligations with respect to the Existing Premises. Upon signing of the Lease Amendment, we re-evaluated the remaining useful life of the leasehold improvements at our Existing Premises and started to amortize the leasehold improvements over the remaining period of expected use, resulting in an acceleration of depreciation expenses for approximately $1.7 million.

As of March 31, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

Year ending December 31,	Amount (a)
2019 (nine months)	$3,364
2020	4,576
2021	4,701
2022	4,856
2023	5,017
2024	5,183
Thereafter	16,114

Total lease payments	43,811
Less: Imputed interest (b)	(18,158)

Present value of operating lease liabilities	$25,653

(a)	Operating lease payments exclude $121.5 million of legally binding minimum lease payments for Lease Amendment, which has been signed by us but has not yet commenced.
(b)	Imputed interest is calculated using the interest rate for each lease.

As of March 31, 2019, the weighted average remaining lease term is 8.7 years and the weighted average discount rate used to determine the operating lease liability was 13.2%.

Future annual minimum lease payments due under the Lease and Lease Amendment as of December 31, 2018 were as follows (in thousands):

Year ending December 31,	Amount (c)
2019	$4,406
2020	6,513
2021	11,642
2022	12,020
2023	12,409
Thereafter	90,367

Total	$137,357

(c)	The table above is prepared under the assumption that the Substitute Premises Commencement at the Substitute Premises starts on June 30, 2020.

Rent expense for the three months ended March 31, 2019 and 2018 was $0.9 million and $0.9 million, respectively.

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

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2019, or our Annual Report.

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

We are currently evaluating voxelotor in adult and adolescent patients with SCD in a Phase 3 clinical trial, which we call the HOPE Study. In June 2018, we completed a planned review of Part A of the HOPE Study. The primary endpoint (the proportion of patients with greater than 1 g/dL increase in hemoglobin versus baseline) showed a statistically significant increase at both the 1500 mg and 900 mg doses of voxelotor after 12 weeks of treatment versus placebo. The data also demonstrated corresponding improvements in other markers of hemolysis as well as a favorable safety and tolerability profile for voxelotor. Based upon these data and results in this planned preliminary review of Part A, we began discussions with the U.S. Food and Drug Administration, or FDA about seeking an accelerated approval pathway for voxelotor for SCD. In December 2018, we announced that the FDA agreed with our proposal to use the accelerated regulatory approval pathway under the FDA’s Subpart H regulations, or Subpart H, for voxelotor for the treatment of SCD, and that we plan to submit a new drug application, or NDA, under this pathway to the FDA. The FDA grants accelerated approval under Subpart H for new drugs that address serious or life-threatening illnesses and that provide meaningful therapeutic benefit. Additionally, in December 2018, we announced updated efficacy and safety results from Part A of the Phase 3 HOPE Study of voxelotor at both the 1500 mg and 900 mg doses after 24 weeks of treatment versus placebo. These results, from approximately 150 patients with SCD treated with voxelotor for 24 weeks at both doses versus placebo, showed a statistically significant increase in the primary endpoint and showed improvements in other hemolysis measures. Voxelotor also continued to show a favorable safety and tolerability profile at 24 weeks. Recently, we completed a pre-NDA meeting for the voxelotor program and we expect to file our NDA in the second half of 2019.

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

In August 2018, we entered into a license agreement (the “License Agreement”) with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) pursuant to which Roche granted the company an exclusive and sublicensable worldwide license under certain patent rights and know-how to develop and commercialize inclacumab, a novel fully human monoclonal antibody against P-selectin, including any modified compounds targeting P-selectin and derived from inclacumab, for all indications and uses, except diagnostic use. Roche retained a non-exclusive, worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use. Under the License Agreement, we paid Roche an upfront payment of $2.0 million, and we will pay Roche up to an aggregate of $125.5 million in milestone payments for the sickle cell disease indication, including up to $40.5 million based on achievement of certain clinical development and regulatory milestones for inclacumab in the sickle cell disease indication, and up to $85.0 million based on achievement of certain thresholds for annual net sales of inclacumab. We will also pay Roche up to an additional $5.5 million in milestone payments, which are owed to a third party, based on achievement of such clinical development and regulatory milestones for inclacumab. We will also pay Roche up to $19.25 million in milestone payments based on achievement of certain clinical development and regulatory milestones for inclacumab for any other indication than the sickle cell disease indication. We have the right to sublicense our rights under the License Agreement to our affiliates without Roche’s consent. Subject to certain conditions and limitations, including Roche’s right of first negotiation described below, we will also have the right to sublicense our rights under the License Agreement to non-affiliates pursuant to partner agreements with Roche’s prior written consent, which will not be unreasonably withheld or delayed. If at any time prior to the expiration of royalty or other payment obligations under the License Agreement, or the earlier termination of the License Agreement, we intend to enter into a partner agreement to sublicense rights to inclacumab, then Roche will have a right of first negotiation during an exclusivity period to negotiate in good faith with us the terms and conditions of such proposed transaction. We plan to develop inclacumab as a treatment for vaso-occlusive crises in patients with SCD, and we expect to be able to leverage the safety data from Roche’s prior clinical studies, which were not in patients with SCD, as we proceed with our development of inclacumab.

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

Since our inception in 2011, we have devoted substantially all of our resources to identifying and developing our product candidates, including conducting clinical trials and nonclinical studies and providing general and administrative support for these operations. As we approach the potential commercialization of voxelotor in SCD, we expect to incur substantial additional expenses in preparing for potential commercial launch.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $48.9 million and $41.6 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $521.1 million. To date, we have not generated any revenue. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We had $156.8 million in cash and cash equivalents and $418.2 million in marketable securities as of March 31, 2019.

Critical Accounting Policies and Estimates

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,		$ Change	% Change
	2019	2018
	(in thousands, except percentages)
Operating expenses:
Research and development	$34,468	$29,944	$4,524	15%
General and administrative	18,055	12,751	5,304	42%

Total operating expenses	52,523	42,695	9,828	23%

Loss from operations	(52,523)	(42,695)	(9,828)	23%
Interest income, net	3,650	1,173	2,477	211%
Other income (expenses), net	(50)	(34)	(16)	47%

Net loss	$(48,923)	$(41,556)	$(7,367)	18%

Research and development

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•

expenses incurred under agreements with consultants, third-party research and manufacturing organizations, and investigative clinical trial sites that conduct research and development activities on our behalf;

•	the costs related to production of clinical supplies, including fees paid to contract manufacturers;

•	laboratory and vendor expenses related to the execution of nonclinical studies and clinical trials;

•	payments upon achievement of certain clinical development and regulatory milestones in relation with license agreements; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2019	2018
Costs incurred by development program:
Voxelotor for the treatment of SCD	$27,725	$23,132	$4,593	20%
Other preclinical programs and voxelotor for the treatment of hypoxemic pulmonary disorders	5,363	6,812	(1,449)	(21)%
Inclacumab for the treatment of SCD	1,380	—	1,380	100%

Total research and development expenses	$34,468	$29,944	$4,524	15%

Research and development, or R&D, expenses increased by $4.5 million or 15%, to $34.5 million for the three months ended March 31, 2019 from $29.9 million for the three months ended March 31, 2018. The increase was primarily due to increased internal and external expenses related to our SCD program for voxelotor of $4.6 million as we advanced this program, including expansion of our Phase 2a HOPE-KIDS 1 Study and evaluation of our Phase 3 HOPE Study in 2019, as well as higher levels of manufacturing activities to support the studies. In addition, there was $1.4 million in increased internal and external costs associated with inclacumab driven by the License Agreement with Roche signed in August 2018. The increase is partially offset by a $0.8 million decrease in internal and external costs associated with preclinical programs, as well as a $0.6 million decrease in expenses related to our former hypoxemic pulmonary disorders program that was discontinued in October 2017. R&D related stock-based compensation expense was $4.0 million for the three months ended March 31, 2019 and $3.0 million for the three months ended March 31, 2018. The increase was primarily due to hiring additional personnel and stock price appreciation.

General and administrative

General and administrative, or G&A, expenses increased by $5.3 million or 42%, to $18.1 million for the three months ended March 31, 2019 from $12.8 million for the three months ended March 31, 2018. The increase was primarily due to an increase of $2.0 million in salary and benefit costs due to higher headcounts, an increase of $0.6 million in stock-based compensation expense as a result of our hiring additional personnel and stock price appreciation, and an increase of $2.2 million in other general and administrative expenses, such as professional and consulting services, due to the growth of our operations and the preparation of potential commercial launch. G&A related stock-based compensation expense was $5.4 million for the three months ended March 31, 2019 and $4.8 million for the three months ended March 31, 2018.

Liquidity, Capital Resources and Plan of Operations

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sale of equity securities. In December 2018, we completed a follow-on offering and issued 3,409,090 shares of common stock at a price of $44.00 per share with proceeds of $140.9 million net of underwriting costs and commissions, and estimated offering expenses. In addition, in January 2019, we sold an additional 511,363 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $44.00 per share for proceeds of $21.2 million net of underwriting costs and commissions. As of March 31, 2019, we had $156.8 million in cash and cash equivalents and $418.2 million in marketable securities.

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

We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance voxelotor through any completion of clinical development, to develop other potential product candidates from our research programs and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:

•	the time and cost necessary to complete our Phase 3 HOPE Study and conduct and complete our ongoing Phase 2a HOPE-KIDS 1 Study of voxelotor for the potential treatment of SCD;

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(40,316)	$(36,766)
Cash provided by (used in) investing activities	(100,651)	41,574
Cash provided by financing activities	22,446	252,357

Net increase (decrease) in cash, cash equivalents and restricted cash	$(118,521)	$257,165

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2019 was $40.3 million, consisting of a net loss of $48.9 million, which was partially offset by non-cash charges of $9.5 million for stock-based compensation and $1.6 million for net depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $1.3 million in accounts payable due to timing of payments and receipt of invoices, and a decrease of $4.4 million in accrued compensation primarily due to the payment of annual employee bonus.

Cash used in operating activities for the three months ended March 31, 2018 was $36.8 million, consisting of a net loss of $41.6 million, which was partially offset by non-cash charges of $7.8 million for stock-based compensation and $0.8 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to a decrease of $3.9 million in accrued compensation primarily due to the payment of annual employee bonus.

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2019 was $100.7 million, consisting of purchases of marketable securities of $164.2 million, which are partially offset by maturities of marketable securities of $63.6 million.

Cash provided by investing activities for the three months ended March 31, 2018 was $41.6 million, consisting of maturities of marketable securities of $42.1 million, which is partially offset by purchase of property and equipment for our office and laboratory facility of $0.5 million.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2019 was $22.4 million, primarily from net proceeds of $21.2 million from the issuance of common stock in connection with the overallotment option exercised by our underwriters in January 2019 and to a lesser extent, proceeds of $1.9 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options, which are partially offset by $0.7 million tax paid related to net share settlement of equity awards.

Cash provided by financing activities for the three months ended March 31, 2018 was $252.4 million, primarily from net proceeds of $254.9 million from the issuance of common stock in connection with our follow-on offering completed in January 2018 and March 2018 and to a lesser extent, proceeds of $2.8 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options, which are partially offset by $5.4 million tax paid related to net share settlement of equity awards.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Contractual Obligations and Other Commitments

As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business during the three months ended March 31, 2019, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Accounting Pronouncements Adopted

Leases (Topic 842)

In February 2016 the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, Leases (“Topic 842” or “ASU 2016-02”). ASU 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a ROU asset and corresponding liability, measured at the present value of the lease payments. On January 1, 2019, we adopted Topic 842 using the modified retrospective approach as of the adoption date. Results for the three months ended March 31, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, Accounting Standards Codification Topic 840, Leases (“Topic 840”).

The new standard provides a number of optional practical expedients in transition. We elected the practical expedients to not reassess its prior conclusions about lease identification under the new standard, to not reassess lease classification, and to not reassess initial direct costs. We did not elect the practical expedient allowing the use-of-hindsight which would require us to reassess the lease term of its leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to our current contract portfolio.

The impact of our adoption of Topic 842 on the accompanying consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments Due to our Adoption of Topic 842	January 1, 2019
Assets:
Operating Lease ROU assets	$—	$14,177	$14,177
Liabilities:
Operating lease liabilities, current as included in other liabilities, current	—	1,176	1,176
Deferred rent, current as included in other liabilities, current	712	(712)	—
Operating lease liabilities, noncurrent	—	24,754	24,754
Deferred rent, noncurrent as included in other liabilities, noncurrent	11,041	(11,041)	—

The adjustments due to our adoption of Topic 842 related to the recognition of operating lease ROU assets and operating lease liabilities for the existing operating leases. A cumulative-effect adjustment to beginning retained earnings was not required.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of March 31, 2019 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A.	Risk Factors.

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed consolidated financial statements as of March 31, 2019 and December 31, 2018 and the notes accompanying those consolidated financial statements.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our lead product candidate, voxelotor, which is our only product candidate in clinical development. In August 2018, we entered into an exclusive worldwide license agreement with F. Hoffman-LaRoche and Hoffman-La Roche Inc. (together, “Roche”) for the development and commercialization of inclacumab, a novel fully human monoclonal antibody against P-selectin, as a treatment for vaso-occlusive crises (“VOC”) in patients with sickle cell disease (“SCD”).

We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the three months ended March 31, 2019 and 2018 were $48.9 million and $41.6 million, respectively. As of March 31, 2019, we had an accumulated deficit of $521.1 million. We have not generated any revenue since our inception, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

•

continue to advance voxelotor in clinical development, including completion of our Phase 3 HOPE Study and our ongoing Phase 2a HOPE-KIDS 1 Study of voxelotor for the potential treatment of patients with SCD, and additional clinical trials ongoing or in the future in SCD patients;

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

We are currently advancing voxelotor through clinical development for SCD, including by completing evaluation pursuant to our multi-national Phase 3 clinical trial in adult and adolescent patients with SCD called the HOPE Study. We are also evaluating the safety and pharmacokinetics of single and multiple doses of voxelotor in a Phase 2a clinical trial in adolescent and pediatric patients with SCD, which we expanded to include a new single-dose cohort in children aged 6-11. Voxelotor is currently our only product candidate in clinical development, although we are conducting nonclinical research activities in other programs. In December 2018, we announced that the U.S. Food and Drug Administration (“FDA”) agreed with our proposal to use an accelerated regulatory approval pathway for voxelotor for the treatment of SCD under the FDA’s Subpart H regulations (“Subpart H”), and that we plan to submit an NDA under this pathway.

Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance voxelotor, inclacumab and other product candidates that we may identify and pursue in clinical trials. As of March 31, 2019 and December 31, 2018, we had working capital of $433.4 million and $452.0 million, respectively, and capital resources consisting of cash and cash equivalents and short and long-term marketable securities totaling $575.1 million and $591.8 million, respectively. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully complete the development, regulatory approval process and commercialization of voxelotor or any other future product candidates.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and cost necessary to complete our Phase 3 HOPE Study and conduct and complete our ongoing Phase 2a HOPE-KIDS 1 Study of voxelotor for the potential treatment of SCD;

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

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities is lengthy and unpredictable, and depends upon numerous factors. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have not obtained regulatory approval for any product candidate, including voxelotor, and it is possible that voxelotor, inclacumab or any other product candidates we may seek to develop in the future will never obtain any regulatory approval.

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

The lengthy regulatory review and approval process, as well as the inherent unpredictability of the results of nonclinical studies and clinical trials, and our reliance on third-party manufacturers for any product candidates, may result in our failure to obtain regulatory approval to market voxelotor and other product candidates that we may pursue in the United States or elsewhere, which would significantly harm our business, prospects, financial condition and results of operations.

Access to expedited development and regulatory approval programs for voxelotor, including accelerated approval under Subpart H may not actually lead to a faster development or regulatory review or approval process, may not lead to any approval, and may lead to a Subpart H approval that is later withdrawn.

We believe there may be an opportunity to accelerate the development and regulatory approval process for voxelotor through one or more of the FDA’s expedited programs, such as fast track, breakthrough therapy, accelerated approval under Subpart H, or priority review, or through the EMA’s PRIME program, and we have pursued and intend to pursue such expedited programs for voxelotor. For example, we plan to submit an NDA for voxelotor for the treatment of SCD under the accelerated regulatory approval pathway under Subpart H. However, we cannot be assured that our NDA for voxelotor will be approved under Subpart H, or that voxelotor or any other product candidates that we may develop will qualify for or benefit from any such expedited programs in the United States, including under Subpart H, or any foreign regulatory jurisdictions.

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

In January 2018, the FDA granted breakthrough therapy designation to voxelotor for the treatment of SCD. A drug may be eligible for designation by the FDA as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints.

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

We are heavily dependent on the success of voxelotor in our development program for SCD, and all of our other programs are still in the earlier development stages. If we are unable to successfully complete clinical development, obtain regulatory approval for, and commercialize voxelotor for SCD, or experience delays in doing so, our business will be materially harmed.

To date, we have invested a majority of our efforts and financial resources in the nonclinical and clinical development of our lead and initial product candidate voxelotor, including conducting nonclinical studies and clinical trials and providing general and administrative support for these operations. We do not have any other clinical product candidates, and our only clinical development program for voxelotor is in SCD. Our future success is highly dependent on our ability to successfully develop, obtain and maintain regulatory approval for, and commercialize voxelotor for SCD, the only indication for which voxelotor is currently in clinical development. Before we can generate any revenues from sales of voxelotor, we must conduct substantial additional clinical development (including, among other items, completing evaluation pursuant to our Phase 3 HOPE Study, as well as multiple ongoing clinical studies and toxicology studies, and possibly additional future nonclinical studies and clinical trials to demonstrate safety and efficacy of voxelotor for SCD or any other potential indication we may pursue). In addition, we will need to seek and obtain and maintain regulatory approval for SCD or any other potential indication, secure an adequate manufacturing supply to support larger clinical trials and commercial sales and build a commercial organization. Further, the success of voxelotor as a potential commercial product will also depend on patent and trade secret protection, acceptance of voxelotor by patients, the medical community and third-party payors, its ability to compete with other therapies, the status and availability of healthcare coverage and adequate reimbursement, and maintenance of an acceptable safety and efficacy profile following approval, among other factors. If we do not achieve all of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize voxelotor, which would materially harm our business.

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

We are also very dependent on the data and results that we obtain over time from our most advanced clinical trial of voxelotor. In late 2016, we initiated the Phase 3 HOPE Study in SCD patients, aged 12 years and older, who have had at least one episode of vaso-occlusive crisis in the previous year. The primary endpoint of the HOPE Study relates to the proportion of patients who achieve an increase in hemoglobin levels (compared to baseline) as pre-specified in the study protocol. We have not previously conducted any clinical study of voxelotor in SCD patients using this primary endpoint, and we do not believe this measure has been used as a primary endpoint for any registration studies for any other SCD therapies. The HOPE Study also used a new patient reported outcomes (“PRO”), instrument that we developed, and that has not been utilized before in any clinical studies, to generate data for a secondary endpoint in the HOPE Study.

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

Results of earlier studies may not be predictive of future clinical trial results, and initial studies may not establish an adequate safety or efficacy profile for voxelotor, inclacumab or other product candidates that we may pursue to justify proceeding to advanced clinical trials or an application for regulatory approval.

The results of nonclinical studies and clinical trials of voxelotor, inclacumab and of any future product candidates that we may pursue may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial may not necessarily predict final results. For example, we were previously pursuing the clinical development of voxelotor as a potential treatment for idiopathic pulmonary fibrosis, or IPF, and decided in October 2017 to halt development of voxelotor for IPF due to the totality of the data we obtained from two Phase 2a clinical trials and a Phase 1 study, which did not demonstrate a sufficient overall clinical benefit to justify continuing the program. In addition, our nonclinical studies and clinical trials to date of voxelotor in SCD have involved mostly one genotype of SCD, known as HbSS, and the results of these studies may not be replicated in other genotypes of SCD in the HOPE Study or in subsequent clinical trials. The HOPE Study of voxelotor in SCD is not limited to only the HbSS genotype. Additionally, any positive results generated in our Phase 1/2 clinical trial of voxelotor in SCD in adults do not ensure that we will achieve similar results in our ongoing Phase 2a HOPE-KIDS 1 Study in adolescent and pediatric patients with SCD, which we expanded in July 2017 to include an additional single-dose cohort in children aged 6-11, or in any other potential studies of voxelotor. Our later stage clinical trials, including the HOPE Study, involve significantly broader patient populations than those in earlier clinical trials.

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

Identifying and qualifying patients to participate in our ongoing and planned clinical trials of voxelotor, inclacumab, and any other product candidates that we may develop are critical to our success. Our clinical development efforts are initially focused on rare chronic blood diseases. For example, according to estimates by the Centers for Disease Control and Prevention, the prevalence of SCD, for which voxelotor is being studied, is approximately 100,000 individuals in the United States. Accordingly, there are limited patient pools from which to draw for clinical trials in our target indications. We may not be able to identify, recruit, and enroll a sufficient number of subjects to complete our clinical trials of voxelotor because of the perceived risks and benefits of voxelotor, the availability of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective subjects and the subject referral practices of physicians, among other factors.

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

Assuming the other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first-to-file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act (the “AIA”), enacted in 2011, the United States has moved to a first-to-file system similar to other countries’ systems. The AIA also includes a number of significant changes that affect the way patent applications are prosecuted, and may also affect patent litigation. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address certain of these provisions and the applicability of the AIA and new regulations remain to be issued. Accordingly, it is not clear what, if any, impact the AIA will have on the operation of our business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of patents that may issue from such patent applications, all of which could have a material adverse effect on our business and financial condition. Any further changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and patent applications or narrow the scope of our potential patent protection.

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

We may in the future become party to, or be threatened with, adversarial proceedings or litigation against us regarding third party intellectual property rights with respect to voxelotor, inclacumab or any other of our future product candidates, that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing a third party’s patents. We may also be required to indemnify parties with whom we have contractual relationships against such claims. If a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party to continue developing, manufacturing and marketing our product candidates and would most likely be required to pay license fees or royalties or both, that could be significant. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property licensed to us. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. Even if we are successful in defending against such claims, such litigation can be expensive, uncertain, and time consuming to litigate, and would divert management’s attention from our core business. Any of these events could harm our business significantly.

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

Although some of our employees have experience with commercializing products while employed at other companies, as a company we have no experience selling and marketing our product candidates, as a management team we have not commercialized any product candidates, and we currently have no sales organization. To successfully commercialize any products that may result from our development programs, we will need to develop commercial capabilities, either on our own or with others. We are building the infrastructure required for commercialization of our lead product candidate voxelotor to prepare for potential launch. This includes establishing a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates in major markets, which will be expensive, difficult, risky and time consuming. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities would adversely impact the commercialization of our products, if any are approved.

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

In the United States, significant decisions about reimbursement for new medicines are made by CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and enters into contracts with drug manufacturers for discounted drug prices for Medicaid under the Medicaid Drug Rebate Program. The practices and requirements relating to the payment of rebates by drug manufacturers for Medicaid purchases are determined by each state, and in some cases, if a company does not enter into a rebate agreement, its Medicaid sales will be subjected to a “prior authorization” procedure that requires state agency approval to qualify a doctor’s prescription for reimbursement. Limitations could also come from entities such as local Medicare carriers, fiscal intermediaries, or Medicare Administrative Contractors. Further, Medicare Part D, which provides a pharmacy benefit to certain Medicare patients, does not require participating prescription drug plans to cover all drugs within a class of products. Our business could be materially adversely affected if private or governmental payors, including Medicare Part D prescription drug plans, were to limit access to, or deny or limit reimbursement of, our product candidates.

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

We expect to expand our product development capabilities and implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As our development progresses and we build the infrastructure required for commercialization of our lead product candidate voxelotor to prepare for potential launch, we are experiencing significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

If we are not successful in discovering, developing, acquiring or commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives could be impaired.

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

•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the FCPA, its books and records provisions, or its anti-bribery provisions.

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

In addition, certain events have caused, and may cause or contribute to global financial crises, which have triggered and may in the future lead to extreme volatility and disruptions in the capital and credit markets. For example, in June 2016, the United Kingdom (the “U.K.”), held a referendum in which voters supported the exit of the U. K. from the EU ( “Brexit”), which could cause disruptions to and create uncertainty surrounding our business, including affecting our existing relationships with third parties that conduct some of our nonclinical studies and clinical trials and our ability to enter into new relationships with vendors and other third-party contractors, which could have an adverse effect on our business, financial results and operations. Brexit has already and could continue to adversely affect European and/or worldwide economic and market conditions and could continue to contribute to instability in the global financial markets. The measures could also adversely affect our ability to raise additional capital, potentially disrupt the markets in which we currently conduct and plan to conduct operations and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, changes in, and legal uncertainty with regard to, national and international laws and regulations may present difficulties for our clinical and regulatory strategy.

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

Additionally, our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA.

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

Risks Related to Our Equity Securities

We incur significant costs, and expend significant time and effort, to comply with the rules applicable to us as a public company, including Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to comply with these rules, including maintaining proper and effective systems of disclosure controls and internal controls over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected, and we could be subject to sanctions or other penalties that would harm our business.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 404 (“Section 404”) of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules and regulations of The NASDAQ Global Select Stock Market (“NASDAQ”). The Exchange Act requires us to file accurate and timely quarterly, annual and current reports with the SEC. Section 404 generally requires our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting and requires us to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We are also subject to significant corporate governance and executive compensation-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), including the “say on pay” rules adopted by the SEC under Dodd-Frank. We incur significant legal, accounting and other expenses, and expend significant time and effort by management and other personnel, to comply with the rules applicable to us as a public company.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting for the purpose of providing the reports required by Section 404. Based on our assessment and using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) criteria, our management, Chief Executive Officer and Chief Financial Officer, have concluded that, as of March 31, 2019, our internal control over financial reporting was effective. As required under Section 404 of Sarbanes-Oxley, our independent registered public accounting firm tested the design and operating effectiveness of our controls over financial reporting and provided an annual attestation report with respect to our internal control over financial reporting as of December 31, 2018. During the course of our or their subsequent review and testing, however, material weaknesses or significant deficiencies may be identified and we may be unable to remediate them before we must provide the required reports. If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from NASDAQ or other adverse consequences that would materially harm our business.

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

•

any delay in our planned filing of an NDA, including under Subpart H, for voxelotor or an investigational new drug application, or IND, or NDA for inclacumab or for any other product candidates that we may develop and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;

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

We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our 2015 Stock Option and Incentive Plan (the “2015 Plan”). The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, in January 2017 our board of directors approved our 2017 Inducement Equity Plan (“2017 Inducement Plan”). The 2017 Inducement Plan enables us and our subsidiaries to grant non-qualified stock options and other equity-based awards to induce employees who are not currently employed by us or our subsidiaries to accept employment with us or our subsidiaries. As of March 31, 2019, the number of shares reserved for grant under the 2017 Inducement Plan was 243,325 shares, subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock. In addition, we have reserved shares of common stock for issuance pursuant to our 2015 Employee Stock Purchase Plan (“2015 ESPP”), which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of (i) 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2015 Plan, the 2017 Inducement Plan or the 2015 ESPP, our stockholders may experience additional dilution, and our stock price may fall.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 55.6% of our outstanding common stock as of March 31, 2019, based on the latest publicly available information.

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

We have broad discretion over the use of our capital resources consisting of cash and cash equivalents and short and long-term marketable securities. You may not agree with our decisions, and our use of our capital resources may not yield any returns to our stockholders. We expect to use our existing capital resources to continue the clinical development of voxelotor for the treatment of SCD, including in our ongoing Phase 3 HOPE Study and in our ongoing Phase 2a HOPE-KIDS 1 Study and planned clinical pharmacology studies, our other research and development activities including other clinical and nonclinical studies, including for inclacumab, and for working capital and general corporate purposes. Our failure to apply our capital resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these resources. Our stockholders will not have the opportunity to influence our decisions on how to use our capital resources.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We experienced an ownership change as a result of our IPO and an ownership change as a result of our follow-on offerings, however we do not believe that these ownership changes will significantly limit our ability to use these pre-change NOL carryforwards. We may experience subsequent shifts in our stock ownership, including as a result of our future follow-on offering, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, pursuant to the Tax Cuts and Jobs Act of 2017, we may not use net operating loss carry-forwards arising in taxable years beginning after December 31, 2017 to reduce our taxable income in any year by more than 80% and we may not carry back any net operating losses arising in taxable years ending after December 31, 2017 to prior years. These new rules apply regardless of the occurrence of an “ownership change.”

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

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Restated Certificate of Incorporation.	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws.	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

10.1#	Employment Offer Letter by and between the Registrant and Jung Choi, dated March 16, 2015				X

10.2#	Employment Offer Letter by and between the Registrant and Brian E. Cathers, Ph.D., dated January 21, 2019	10-K	2/27/2019	10.19

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Represents management compensation plan, contract or arrangement.
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

Global Blood Therapeutics, Inc.

Date: May 10, 2019	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Jeffrey Farrow
Jeffrey Farrow Chief Financial Officer (Principal Financial Officer)