Form 10-Q
period 2019-06-30
Global Blood Therapeutics, Inc.
filed 2019-08-07
CIK 1629137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM

10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2019
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
☐
As of August 2, 2019, there were
60,018,500
shares of the registrant’s common stock, par value $0.001 per share, outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GBT	The NASDAQ Global Select Market

PART I. – FINANCIAL INFORMATION
Item 1.	Financial Statements
GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$338,454	$275,357
Short-term marketable securities	320,098	202,177
Prepaid expenses and other current assets	8,207	8,246

Total current assets	666,759	485,780
Property and equipment, net	12,345	14,981
Long-term marketable securities	73,176	114,281
Operating lease r ight-of-use assets	13,964	—
Restricted cash	2,395	2,395
Other assets, noncurrent	193	206

Total assets	$768,832	$617,643

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,755	$6,046
Accrued liabilities	23,369	16,792
Accrued compensation	8,241	10,036
Other liabilities, current	1,348	899

Total current liabilities	39,713	33,773
Operating lease liabilities, noncurrent	24,048	—
Other liabilities, noncurrent	881	11,071

Total liabilities	64,642	44,844
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of June 30, 2019 (unaudited) and December 31, 2018; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of June 30, 2019 (unaudited) and December 31, 2018, respectively; 59,906,199 and 55,640,299 shares issued and outstanding as of June 30, 2019 (unaudited) and December 31, 2018, respectively	60	56
Additional paid-in capital	1,281,333	1,044,941
Accumulated other comprehensive income (loss)	1,191	(48)
Accumulated deficit	(578,394)	(472,150)

Total stockholders’ equity	704,190	572,799

Total liabilities and stockholders’ equity	$768,832	$617,643

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$36,010	$31,573	$70,476	$61,517
General and administrative	24,794	10,914	42,849	23,665

Total operating expenses	60,804	42,487	113,325	85,182

Loss from operations	(60,804)	(42,487)	(113,325)	(85,182)
Other income (expense):
Interest income, net	3,546	2,115	7,196	3,287
Other income (expenses), net	(63)	4	(115)	(29)

Total other income, net	3,483	2,119	7,081	3,258

Net loss	(57,321)	(40,368)	(106,244)	(81,924)
Other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	615	82	1,239	94

Comprehensive loss	$(56,706)	$(40,286)	$(105,005)	$(81,830)

Basic and diluted net loss per common share	$(1.01)	$(0.78)	$(1.88)	$(1.65)

Weighted-average number of shares used in computing basic and diluted net loss per common share	56,539,760	51,742,904	56,386,560	49,767,633

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2018	55,640,299	$56	$1,044,941	$(48)	$(472,150)	$572,799
Issuance of common stock upon equity offerings, net of issuance costs	511,363	—	21,246	—	—	21,246
Issuance of common stock upon exercise of stock options	52,288	—	817	—	—	817
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	78,155	—	(686)	—	—	(686)
Issuance of common stock pursuant to ESPP purchases	30,745	—	1,128	—	—	1,128
Vesting of restricted stock purchases	24,195	—	80	—	—	80
Stock-based compensation expense	—	—	9,453	—	—	9,453
Net unrealized gain on marketable securities	—	—	—	624	—	624
Net loss	—	—	—	—	(48,923)	(48,923)

Balance at March 31, 2019	56,337,045	$56	$1,076,979	$576	$(521,073)	$556,538
Issuance of common stock upon equity offerings, net of issuance costs	3,375,527	3	192,294	—	—	192,297
Issuance of common stock upon exercise of stock options	123,513	1	2,331	—	—	2,332
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	47,258	—	(1,297)	—	—	(1,297)
Vesting of restricted stock purchases	22,856	—	78	—	—	78
Stock-based compensation expense	—	—	10,948	—	—	10,948
Net unrealized gain on marketable securities	—	—	—	615	—	615
Net loss	—	—	—	—	(57,321)	(57,321)

Balance at June 30, 2019	59,906,199	$60	$1,281,333	$1,191	$(578,394)	$704,190

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2017	46,131,723	$46	$617,051	$(336)	$(297,957)	$318,804
Issuance of common stock upon equity offerings, net of issuance costs	4,994,736	5	255,062	—	—	255,067
Issuance of common stock upon exercise of stock options	259,150	1	2,168	—	—	2,169
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	143,400	—	(5,404)	—	—	(5,404)
Issuance of common stock pursuant to ESPP purchases	36,748	—	784	—	—	784
Vesting of restricted stock purchases	71,246	—	105	—	—	105
Stock-based compensation expense	—	—	7,784	—	—	7,784
Net unrealized gain on marketable securities	—	—	—	11	—	11
Net loss	—	—	—	—	(41,556)	(41,556)

Balance at March 31, 2018	51,637,003	$52	$877,550	$(325)	$(339,513)	$537,764
Offering cost related to the December 2017 follow-on offerings	—	—	52	—	—	52
Issuance of common stock upon exercise of stock options	148,954	—	1,118	—	—	1,118
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	10,123	—	—	—	—	—
Vesting of restricted stock purchases	71,014	—	104	—	—	104
Stock-based compensation expense	—	—	7,800	—	—	7,800
Net unrealized gain on marketable securities	—	—	—	83	—	83
Net loss	—	—	—	—	(40,368)	(40,368)

Balance at June 30, 2018	51,867,094	$52	$886,624	$(242)	$(379,881)	$506,553

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(106,244)	$(81,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,187	1,342
Amortization (accretion) of premium (discount) on marketable securities	(1,204)	107
Amortization of operating lease right-of-use assets	212	—
Stock-based compensation	20,401	15,584
Changes in operating assets and liabilities:
Prepaid expenses and other assets	59	(2,419)
Accounts payable	558	(3,717)
Accrued liabilities	6,136	1,894
Accrued compensation	(1,795)	(2,339)
Operating lease liabilities	(563)	—
Other liabilities	—	572

Net cash used in operating activities	(78,253)	(70,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(548)	(3,300)
Purchase of marketable securities	(195,297)	(112,558)
Maturities of marketable securities	120,923	76,778

Net cash used in investing activities	(74,922)	(39,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in public offering, net of issuance costs	213,989	255,119
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	4,266	3,896
Tax paid related to net share settlement of equity awards	(1,983)	(5,404)

Net cash provided by financing activities	216,272	253,611

Net increase in cash, cash equivalents and restricted cash	63,097	143,631
Cash, cash equivalents and restricted cash at beginning of period	277,752	199,378

Cash, cash equivalents and restricted cash at end of period	$340,849	$343,009

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Leasehold improvements paid for by landlord	$851	$—

Accrued purchase of property and equipment	$147	$(1,401)

Accrued offering costs	$446	$—

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
Follow-on
Offerings
In December 2018, we completed a
follow-on
offering and issued 3,409,090 shares of common stock at a price of $41.54 per share with proceeds of $141.1 million net of underwriting costs and commissions and offering expenses. In addition, in January 2019, we sold an additional 511,363 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $41.54 per share for proceeds of $21.2 million net of underwriting costs and commissions.
In June 2019, we completed a
follow-on
offering and issued 3,375,527 shares of common stock at a price of $57.12 per share with proceeds of $192.1 million net of underwriting costs and commissions, and estimated offering expenses. In addition, in July 2019, we sold an additional
100,000
shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $
57.12
per share for proceeds of $
5.7
million net of underwriting costs and commissions.
Need for Additional Capital
In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our research and development activities. Since inception through June 30, 2019, we have incurred cumulative net losses of $578.4 million. We expect to incur additional losses in the future to conduct product research and development and we recognize the need to raise additional capital to fully implement our business plan. We intend to raise such capital through the issuance of additional equity, and potentially through borrowings, and strategic alliances with partner companies. However, if such financing is not available at adequate levels, we will need to re-evaluate
our operating plans. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our cash requirements for at least twelve months subsequent to the issuance of these financial statements.
2. Summary of Significant Accounting Policies
Basis of Preparation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.
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
Accounting Pronouncements Adopted
Leases (Topic 842)
In February 2016 the Financial Accounting Standards Board issued Accounting Standards Update
2016-02,
Leases (“Topic 842” or “ASU
2016-02”).
ASU
2016-02
amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a ROU asset and corresponding liability, measured at the present value of the lease payments. On January 1, 2019, we adopted Topic 842 using the modified retrospective approach as of the adoption date. Results for the three and six months ended June 30, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, Accounting Standards Codification Topic 840, Leases (“Topic 840”).
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
The adjustments due to our adoption of Topic 842 related to the recognition of ROU assets and lease liabilities for the existing operating leases. A cumulative-effect adjustment to beginning retained earnings was not required.
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
The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$333,452	$333,452	$—	$—
Corporate debt securities	134,311	—	134,311	—
U.S. government agency securities	112,367	—	112,367	—
Certificates of deposits	6,758	—	6,758	—
U.S. government securities	144,838	—	144,838	—

Total financial assets	$731,726	$333,452	$398,274	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$275,234	$275,234	$—	$—
Corporate debt securities	110,027	—	110,027	—
U.S. government agency securities	88,028	—	88,028	—
Certificates of deposits	6,675	—	6,675	—
U.S. government securities	111,728	—	111,728	—

Total financial assets	$591,692	$275,234	$316,458	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bids, offers and reference data including market research publications. At June 30, 2019 and December 31, 2018, the weighted average remaining contractual maturities of our Level 2 investments was less than one year and all of these investments are rated
A-1/P-1/F1
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

	June 30, 2019				December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Financial Assets:
Money market funds	$333,452	$—	$—	$333,452	$275,234	$—	$—	$275,234
Corporate debt securities	133,775	536	—	134,311	110,053	69	(95)	110,027
U.S. government agency securities	112,169	200	(2)	112,367	88,042	40	(54)	88,028
Certificates of deposits	6,714	44	—	6,758	6,681	1	(7)	6,675
U.S. government securities	144,425	413	—	144,838	111,730	60	(62)	111,728

Total	$730,535	$1,193	$(2)	$731,726	$591,740	$170	$(218)	$591,692

The following table summarizes the classification of the
available-for-sale
securities on our condensed consolidated balance sheets (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$338,452	$275,234
Short-term marketable securities	320,098	202,177
Long-term marketable securities	73,176	114,281

Total	$731,726	$591,692

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities were temporary in nature during the periods presented.

5. Balance Sheet Components
Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Laboratory equipment	$7,935	$7,363
Computer equipment	1,501	1,501
Leasehold improvements	13,785	13,785
Construction-in-progress	1,213	239

Total property and equipment	24,434	22,888
Less: accumulated depreciation and amortization	(12,089)	(7,907)

Property and equipment, net	$12,345	$14,981

Accrued liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued clinical and manufacturing expenses	$18,602	$15,121
Accrued professional and consulting services	4,336	1,016
Other	431	655

Total accrued liabilities	$23,369	$16,792

Other liabilities, current and noncurrent
Other liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Operating lease liabilities, current	$1,318	$—
Restricted shares subject to repurchase, current	—	157
Deferred rent, current	—	712
Other payable	30	30

Total other liabilities, current	$1,348	$899

Deferred rent, noncurrent	$—	$11,041
Accrued lease liabilities	851	—
Other liabilities, noncurrent	30	30

Total other liabilities, noncurrent	$881	$11,071

6. Stock-Based Compensation
We have three stock-based compensation plans – the Amended and Restated 2017 Inducement Equity Plan (the “2017 Inducement Plan”), the 2015 Stock Option and Incentive Plan (the “2015 Plan”) and the 2012 Stock Option and Grant Plan (the “2012 Plan”). As of June 30, 2019, there were 418,150 shares reserved under the 2017 Inducement Plan and 3,626,901 shares reserved under the 2015 Plan for the future issuance of equity awards. Upon adoption of the 2015 Plan in July 2015, no new awards or grants are permitted under the 2012 Plan. See Note 7 to the Consolidated Financial Statements included in our Annual Report on Form
10-K
for the year ended December 31, 2018 for additional information related to these stock-based compensation plans.

Stock Options
The following summarizes option activity under the 2017 Inducement Plan, 2015 Plan and 2012 Plan:

	Number of Options	Weighted- Average Exercise Price
Outstanding — December 31, 2018	3,243,551	$29.74
Options granted	807,965	50.15
Options exercised	(175,801)	17.91
Options canceled	(116,869)	41.01

Outstanding — June 30, 2019	3,758,846	$34.33

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected term (in years)	5.3-6.1	5.3-6.1	5.3-6.1	5.3-6.1
Volatility	70.5%-71.7%	68.7%-70.8%	70.5%-72.2%	68.7%-70.8%
Risk-free interest rate	1.8%-2.4%	2.6%-2.9%	1.8%-2.6%	2.6%-2.9%
Dividend yield	—	—	—	—

Restricted Stock Units
The following table summarizes activity of restricted stock units (
“RSUs”
) granted to employees with service-based vesting under the 2017 Inducement Plan and 2015 Plan and related information:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Non-vested units — December 31, 2018	816,169	$43.34
RSUs granted	995,385	50.77
RSUs vested	(116,389)	41.74
RSUs forfeited	(75,317)	46.01

Non-vested units — June 30, 2019	1,619,848	$47.90

Stock-Based Compensation Expense
Total stock-based compensation recognized by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$4,715	$3,784	$8,738	$6,752
General and administrative	6,233	4,016	11,663	8,832

Total stock-based compensation expense	$10,948	$7,800	$20,401	$15,584

7. Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common stock	3,758,846	3,297,839	3,758,846	3,297,839
Restricted stock subject to future vesting	—	97,037	—	97,037
Restricted stock units	1,730,348	1,002,766	1,730,348	1,002,766

Total	5,489,194	4,397,642	5,489,194	4,397,642

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
For the three months ended June 30, 2019, we incurred $1.4 million of lease costs included in operating expenses in the consolidated statement of operations in relation to these operating leases, of which $0.4 million was variable lease cost and not included within the measurement of our operating lease ROU assets and operating lease liabilities. For the six months ended June 30, 2019, we incurred $3.3 million of lease costs included in operating expenses in the consolidated statement of operations in relation to these operating leases, of which $1.3 million was variable lease cost and not included within the measurement of our operating lease ROU assets and operating lease liabilities. The variable lease cost is comprised primarily of our cost in certain research and development arrangements that contain embedded equipment, and our proportionate share of operating expenses, property taxes, and insurance in relation with our facility lease. These costs are classified as operating lease expense due to our election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the three and six months ended June 30, 2019 were $1.1 million and $
2.2
 million respectively, and were included in net cash used in operating activities in our consolidated statements of cash flows. We assumed $25.9 million of operating lease liabilities arising from obtaining the ROU assets for the six months ended June 30, 2019.
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
(the “Rent Commencement Date”). The Lease expires 10 years after the Rent Commencement Date. The Lease grants us an option to extend the Lease for an additional
10-year
period. Future minimum rental payments under the Lease during the
10-year
term are $48.5 million in the aggregate. The Lease further provides that we are obligated to pay to the landlord certain costs, including taxes and operating expenses. The Lease term commenced in November 2017 as we gained control over physical access to the Existing Premises. We have acquired $11.1 million of leasehold improvements at our Existing Premises with the tenant inducement allowance provided under the Lease. We are required to repay $1.7 million of the tenant inducement allowance to the landlord in the form of additional monthly rent with interest applied over the term of the Lease.
In August 2018, we entered into an amendment to the Lease (the “Lease Amendment”) to relocate the leased premises from the Existing Premises to a to-be-constructed-building
consisting of approximately 164,150 rentable square feet of space (the “Substitute Premises”) when the Substitute Premises are ready for occupancy (the “Substitute Premises Commencement Date”). The Lease Amendment has a contractual term (the “Substitute Premises Term”) of 10 years from the Substitute Premises Commencement Date. The Lease Amendment grants us an option to extend the Lease for an additional
10
-year
period. Future minimum rental payments under the Lease Amendment during the
10-year
term are $121.5 million in the aggregate. Under the Lease Amendment, we are obligated to pay to the landlord certain costs, including taxes and operating expenses. The Lease Amendment also provides a tenant inducement allowance of up to $27.9 million, of which $4.1 million, if utilized, would be repaid to the landlord in the form of additional monthly rent with interest applied. As of June 30, 2019, the Substitute Premises Term has not commenced as we did not have the right to use or control physical access to the Substitute Premises. We have capitalized $1.0 million of costs in construction-in-progress
within property and equipment, net for construction of leasehold improvements at the Substitute Premises as of June 30, 2019,

that were mostly acquired with the tenant inducement provided under the Lease Amendment.

We intend to vacate the Existing Premises and surrender and deliver the Existing Premises to the landlord on or before the date which is sixty days after the Substitute Premises Commencement Date, upon which time we will have no further obligations with respect to the Existing Premises. Upon signing of the Lease Amendment, we re-evaluated
the remaining useful life of the leasehold improvements at our Existing Premises and started to amortize the leasehold improvements over the remaining period of expected use, resulting in an acceleration of depreciation expenses for approximately $3.4 million.
As of June 30, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

Year ending December 31,	Amount (a)
2019 (six months)	$2,247
2020	4,576
2021	4,701
2022	4,856
2023	5,017
2024	5,183
Thereafter	16,114

Total lease payments	42,694
Less: Imputed interest (b)	(17,328)

Present value of operating lease liabilities	$25,366

(a)	Operating lease payments exclude $121.5 million of legally binding minimum lease payments for Lease Amendment, which has been signed by us but has not yet commenced.

(b)	Imputed interest is calculated using the interest rate for each lease.

As of June 30, 2019, the weighted average remaining lease term is 8.4 years and the weighted average discount rate used to determine the operating lease liability was 13.2%.
Future annual minimum lease payments due under the Lease and Lease Amendment as of December 31, 2018 were as follows (in thousands):

Year ending December 31,	Amount (c)
2019	$4,406
2020	6,513
2021	11,642
2022	12,020
2023	12,409
Thereafter	90,367

Total	$137,357

(c)	The table above is prepared under the assumption that the Substitute Premises Commencement Date at the Substitute Premises starts on June 30, 2020.

Rent expense for the three months ended June 30, 2019 and 2018 was $0.9 million and $0.9 million, respectively, and for the six months ended June 30, 2019 and 2018 was $1.8 million and $1.8 million, respectively.
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
Overview
We are a clinical-stage biopharmaceutical company determined to discover, develop and deliver innovative treatments that provide hope to underserved patient communities. Our lead product candidate is voxelotor (previously known as GBT440), an oral, once-daily therapy that modulates hemoglobin’s affinity for oxygen, which we believe inhibits hemoglobin polymerization in sickle cell disease (“SCD”).
SCD is marked by red blood cell, or RBC, destruction and occluded blood flow and hypoxia, leading to anemia, stroke, multi-organ failure, severe pain crises, and shortened patient life span. Voxelotor inhibits abnormal hemoglobin polymerization, the underlying mechanism that causes sickling of RBCs. In our clinical trials to date of voxelotor in SCD patients, we observed reduced markers of RBC destruction, improvements in anemia, improvements in markers of tissue oxygenation, and reduced numbers of sickled RBCs.
We are currently evaluating voxelotor in adult and adolescent patients with SCD in a Phase 3 clinical trial, which we call the HOPE Study. In June 2018, we completed a planned review of Part A of the HOPE Study. The primary endpoint (the proportion of patients with greater than 1 g/dL increase in hemoglobin versus baseline) showed a statistically significant increase at both the 1500 mg and 900 mg doses of voxelotor after 12 weeks of treatment versus placebo. The data also demonstrated corresponding improvements in other markers of hemolysis as well as a favorable safety and tolerability profile for voxelotor. Based upon these data and results in this planned preliminary review of Part A, we began discussions with the U.S. Food and Drug Administration (“FDA”) about seeking an accelerated approval pathway for voxelotor for SCD. In December 2018, we announced that the FDA agreed with our proposal to use the accelerated regulatory approval pathway under the FDA’s Subpart H regulations, or Subpart H, for voxelotor for the treatment of SCD, and that we plan to submit a new drug application (“NDA”), under this pathway to the FDA. The FDA grants accelerated approval under Subpart H for new drugs that address serious or life-threatening illnesses and that provide meaningful therapeutic benefit. Additionally, in December 2018, we announced updated efficacy and safety results from Part A of the Phase 3 HOPE Study of voxelotor at both the 1500 mg and 900 mg doses after 24 weeks of treatment versus placebo. These results, from approximately 150 patients with SCD treated with voxelotor for 24 weeks at both doses versus placebo, showed a statistically significant increase in the primary endpoint and showed improvements in other hemolysis measures. Voxelotor also continued to show a favorable safety and tolerability profile at 24 weeks. In June 2019, we announced updated results from the ongoing Phase 3 HOPE Study of voxelotor in patients ages 12 and older with SCD. The findings from 274 adolescents and adults treated with voxelotor showed the HOPE Study met its primary endpoint of an improvement in hemoglobin greater than 1 g/dL at 24 weeks with voxelotor 1500 mg compared with placebo, with a favorable safety and tolerability profile. In the study, voxelotor provided a rapid, statistically significant and sustained improvement in hemoglobin levels and reduced the incidence of worsening anemia and hemolysis. In June 2019, we also announced that we have reached final agreement with the FDA on the design of our transcranial doppler (“TCD”), post-approval confirmatory study. We expect to initiate this study in the second half of 2019. Previously, we disclosed that we completed a pre-NDA
meeting with the FDA, and that we expect to file our NDA for the treatment of SCD no later than the second half of 2019. If we succeed in obtaining FDA review and approval of our NDA for voxelotor, we expect to begin commercialization of voxelotor in the first half of 2020.
We are also continuing to evaluate the safety and pharmacokinetics of single and multiple doses of voxelotor in adolescent and pediatric patients with SCD in a Phase 2a clinical trial, which we call the HOPE-KIDS 1 Study.

In October 2015, FDA granted Fast Track Designation for voxelotor for the treatment of SCD. In December 2015, the FDA granted Orphan Drug Designation for voxelotor for the treatment of SCD. In November 2016, voxelotor was granted Orphan Drug Designation in Europe for the treatment of SCD. In June 2017, the European Medicines Agency (“EMA”), granted PRIME designation for voxelotor for the treatment of SCD. The PRIME program is a new regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need. In January 2018, the FDA granted Breakthrough Designation to voxelotor for the treatment of SCD.
In August 2018, we entered into a license agreement (the “License Agreement”) with F.
Hoffmann-La
Roche Ltd. and
Hoffmann-La
Roche Inc. (together, “Roche”) pursuant to which Roche granted the company an exclusive and sublicensable worldwide license under certain patent rights and know-how
to develop and commercialize inclacumab, a novel fully human monoclonal antibody against
P-selectin,
including any modified compounds targeting
P-selectin
and derived from inclacumab, for all indications and uses, except diagnostic use. Roche retained a non-exclusive,
worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use. Under the License Agreement, we paid Roche an upfront payment of $2.0 million, and we will pay Roche up to an aggregate of $125.5 million in milestone payments for the SCD indication, including up to $40.5 million based on achievement of certain clinical development and regulatory milestones for inclacumab in the sickle cell disease indication, and up to $85.0 million based on achievement of certain thresholds for annual net sales of inclacumab. We will also pay Roche up to an additional $5.5 million in milestone payments, which are owed to a third party, based on achievement of such clinical development and regulatory milestones for inclacumab. We will also pay Roche up to $19.25 million in milestone payments based on achievement of certain clinical development and regulatory milestones for inclacumab for any other indication than the SCD indication. We have the right to sublicense our rights under the License Agreement to our affiliates without Roche’s consent. Subject to certain conditions and limitations, including Roche’s right of first negotiation described below, we will also have the right to sublicense our rights under the License Agreement to non-affiliates
pursuant to partner agreements with Roche’s prior written consent, which will not be unreasonably withheld or delayed. If at any time prior to the expiration of royalty or other payment obligations under the License Agreement, or the earlier termination of the License Agreement, we intend to enter into a partner agreement to sublicense rights to inclacumab, then Roche will have a right of first negotiation during an exclusivity period to negotiate in good faith with us the terms and conditions of such proposed transaction. We plan to develop inclacumab as a treatment for vaso-occlusive crises in patients with SCD, and we expect to submit an Investigational New Drug application to the FDA for inclacumab in 2021.
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
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $106.2 million and $81.9 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $578.4 million. To date, we have not generated any revenue. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We had $338.4 million in cash and cash equivalents and $393.3 million in marketable securities as of June 30, 2019.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		$ Change	% Change
	2019	2018
	(in thousands, except percentages)
Operating expenses:
Research and development	$36,010	$31,573	$4,437	14%
General and administrative	24,794	10,914	13,880	127%

Total operating expenses	60,804	42,487	18,317	43%

Loss from operations	(60,804)	(42,487)	(18,317)	43%
Interest income, net	3,546	2,115	1,431	68%
Other income (expenses), net	(63)	4	(67)	*

Net loss	$(57,321)	$(40,368)	$(16,953)	42%

* Change is not meaningful
Research and development
Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:
•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	expenses incurred under agreements with consultants, third-party research and manufacturing organizations, and investigative clinical trial sites that conduct research and development activities on our behalf;

•	the costs related to production of clinical supplies, including fees paid to contract manufacturers;

•	laboratory and vendor expenses related to the execution of nonclinical studies and clinical trials;

•	payments upon achievement of certain clinical development and regulatory milestones in relation with license agreements; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

	Three Months Ended June 30,		$ Change	% Change
	2019	2018
Costs incurred by development program:
Voxelotor for the treatment of SCD	$29,490	$24,888	$4,602	18%
Other preclinical programs and voxelotor for the treatment of hypoxemic pulmonary disorders	5,165	6,127	(962)	(16)%
Inclacumab for the treatment of SCD	1,355	558	797	143%

Total research and development expenses	$36,010	$31,573	$4,437	14%

Research and development (“R&D”), expenses increased by $4.4 million or 14%, to $36.0 million for the three months ended June 30, 2019 from $31.6 million for the three months ended June 30, 2018. The increase was primarily due to increased internal and external expenses related to our SCD program for voxelotor of $4.6 million as we advanced this program, including increased employee-related costs and increased costs associated with our NDA submission activities. In addition, there was $0.8 million in increased internal and external costs associated with inclacumab driven by pre-clinical
research activities related to the License Agreement with Roche signed in August 2018. The increase is partially offset by a $1.0 million decrease in internal and external costs associated with preclinical programs. R&D related stock-based compensation expense was $4.7 million for the three months ended June 30, 2019 and $3.8 million for the three months ended June 30, 2018. The increase was primarily due to stock price appreciation and hiring additional personnel.
General and administrative
General and administrative (“G&A”), expenses increased by $13.9 million or 127%, to $24.8 million for the three months ended June 30, 2019 from $10.9 million for the three months ended June 30, 2018. The increase was primarily due to an increase of $3.9 million in salary and benefit costs due to an increase in G&A employees, an increase of $2.2 million in stock-based compensation expense as a result of our stock price appreciation and hiring additional personnel, and an increase of $7.6 million in other general and administrative expenses, such as professional and consulting services, mostly due to the preparation of a potential commercial launch with the remainder of the increase driven by the growth of our operations. G&A related stock-based compensation expense was $6.2 million for the three months ended June 30, 2019 and $4.0 million for the three months ended June 30, 2018.
Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,		$ Change	% Change
	2019	2018
	(in thousands, except percentages)
Operating expenses:
Research and development	$70,476	$61,517	$8,959	15%
General and administrative	42,849	23,665	19,184	81%

Total operating expenses	113,325	85,182	28,143	33%

Loss from operations	(113,325)	(85,182)	(28,143)	33%
Interest income, net	7,196	3,287	3,909	119%
Other expenses, net	(115)	(29)	(86)	297%

Net loss	$(106,244)	$(81,924)	$(24,320)	30%

The following table summarizes our research and development expenses incurred during the respective periods:

	Six Months Ended June 30,		$ Change	% Change
	2019	2018
Costs incurred by development program:
Voxelotor for the treatment of SCD	$57,214	$48,019	$9,195	19%
Other preclinical programs and voxelotor for the treatment of hypoxemic pulmonary disorders	10,527	12,940	(2,413)	(19)%
Inclacumab for the treatment of SCD	2,735	558	2,177	390%

Total research and development expenses	$70,476	$61,517	$8,959	15%

R&D expenses increased by $9.0 million or 15%, to $70.5 million for the six months ended June 30, 2019 from $61.5 million for the six months ended June 30, 2018. The increase was primarily due to increased internal and external expenses related to our SCD program for voxelotor of $9.2 million as we advanced this program, including increased employee-related costs and increased costs associated with our NDA submission activities. In addition, there was $2.2 million in increased internal and external costs associated with inclacumab driven by the pre-clinical
research activities related to License Agreement with Roche signed in August 2018. The increase is partially offset by a $2.4 million decrease in internal and external costs associated with preclinical programs. R&D related stock-based compensation expense was $8.7 million for the six months ended June 30, 2019 and $6.8 million for the six months ended June 30, 2018. The increase was primarily due to stock price appreciation and hiring additional personnel.
General and administrative
G&A expenses increased by $19.2 million or 81%, to $42.8 million for the six months ended June 30, 2019 from $23.7 million for the six months ended June 30, 2018. The increase was primarily due to an increase of $5.9 million in salary and benefit costs due to an increase in G&A employees, an increase of $2.8 million in stock-based compensation expense as a result of our stock price appreciation and hiring additional personnel, and an increase of $10.2 million in other general and administrative expenses, such as professional and consulting services, mostly due to the preparation of a potential commercial launch with the remainder of the increase driven by the growth of our operations. G&A related stock-based compensation expense was $11.7 million for the six months ended June 30, 2019 and $8.8 million for the six months ended June 30, 2018.
Liquidity, Capital Resources and Plan of Operations
We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sale of equity securities. In December 2018, we completed a follow-on
offering and issued 3,409,090 shares of common stock at a price of $41.54 per share with proceeds of $141.1 million net of underwriting costs and commissions, and offering expenses. In addition, in January 2019, we sold an additional 511,363 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $41.54 per share for proceeds of $21.2 million net of underwriting costs and commissions. In June 2019, we completed a follow-on
offering and issued 3,375,527 shares of common stock at a price of $57.12 per share with proceeds of $192.1 million net of underwriting costs and commissions, and estimated offering expenses. In addition, in July 2019, we sold an additional 100,000 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $57.12 per share for proceeds of $5.7 million net of underwriting costs and commissions. As of June 30, 2019, we had $338.4 million in cash and cash equivalents and $393.3 million in marketable securities.
Our primary use of cash is to fund operations, which consist primarily of R&D expenditures, but we expect G&A costs to significantly increase as we prepare for commercial launch. Cash used to fund operations is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of the June 30, 2019 financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance voxelotor through any completion of clinical development, to develop other potential product candidates from our research programs and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:
•	the time and cost necessary to complete our Phase 3 HOPE Study and conduct and complete our ongoing Phase 2a HOPE-KIDS 1 Study of voxelotor for the potential treatment of SCD;
•	the time and cost necessary to conduct and complete any additional clinical studies required to pursue regulatory approvals for voxelotor for SCD including our planned TCD post-approval confirmatory study, as well as any other studies we may conduct for voxelotor in SCD or any other indications, and the costs of post-marketing studies that could be required by regulatory authorities for any indications;
•	the progress, data and results of our Phase 3 HOPE Study and Phase 2a HOPE-KIDS 1 Study, as well as potential other clinical trials of voxelotor for the potential treatment of SCD, including our planned TCD post-confirmatory study and other future clinical studies of voxelotor that we may determine to conduct;

•	the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our ongoing and future clinical trials of voxelotor for SCD or for inclacumab or any other product candidates that we may identify and develop;

•	the costs of obtaining clinical and commercial supplies of voxelotor, inclacumab and any other product candidates we may identify and develop;

•	our ability to advance our development programs, including our program for the clinical investigation of voxelotor in SCD patients through nonclinical and clinical development, as well as inclacumab and any other potential product candidate programs we may identify and pursue, the timing and scope of these development activities, and the availability of accelerated approval for voxelotor and of any approval for any of our other product candidates;

•	our ability to successfully obtain any regulatory approvals from any regulatory authorities, and the scope of any such regulatory approvals, to market and sell voxelotor, inclacumab and any other product candidates we may identify and develop in any territory(ies);

•	our ability to successfully commercialize voxelotor and any other product candidates we may identify and develop in any territories;

•	the manufacturing, selling and marketing costs associated with the potential commercialization of voxelotor, inclacumab and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities in any territory(ies);

•	the amount and timing of sales and other revenues from voxelotor, inclacumab and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies and the costs and timing associated with any such acquisitions or in-licenses;

•	our ability to attract, hire, and retain qualified personnel; and

•	the costs of maintaining, expanding, and protecting our intellectual property portfolio.

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
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(78,253)	$(70,900)
Cash used in investing activities	(74,922)	(39,080)
Cash provided by financing activities	216,272	253,611

Net increase in cash, cash equivalents and restricted cash	$63,097	$143,631

Cash flows from operating activities
Cash used in operating activities for the six months ended June 30, 2019 was $78.3 million, consisting of a net loss of $106.2 million, which was partially offset by non-cash
charges of $20.4 million for stock-based compensation and $3.2 million for net depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $6.1 million in accrued liabilities due to growth of our operations and timing of receipt of invoices, and a decrease of $1.8 million in accrued compensation primarily due to the payment of annual employee bonuses.
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
Cash flows from investing activities
Cash used in investing activities for the six months ended June 30, 2019 was $74.9 million, primarily consisting of purchases of marketable securities of $195.3 million, which are partially offset by maturities of marketable securities of $120.9 million.
Cash used in investing activities for the six months ended June 30, 2018 was $39.1 million, consisting of purchases of property and equipment for our office and laboratory facility of $3.3 million and purchases of marketable securities of $112.6 million, which are partially offset by maturities of marketable securities of $76.8 million.
Cash flows from financing activities
Cash provided by financing activities for the six months ended June 30, 2019 was $216.3 million, primarily from net proceeds of $214.0 million from the issuance of common stock in connection with the follow-on
offering completed in June 2019 and overallotment option exercised by our underwriters in January 2019, and to a lesser extent, proceeds of $4.3 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options, which are partially offset by $2.0 million tax paid related to net share settlement of equity awards.
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
Off-Balance
Sheet Arrangements
As of June 30, 2019, we had no
off-balance
sheet arrangements as defined in Item 303(a)(4) of Regulation
S-K
as promulgated by the SEC.
Contractual Obligations and Other Commitments
As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business during the three months ended June 30, 2019, as compared to those disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2018.
Accounting Pronouncements Adopted
Leases (Topic 842)
In February 2016 the Financial Accounting Standards Board issued Accounting Standards Update
2016-02,
Leases (“Topic 842” or “ASU
2016-02”).
ASU
2016-02
amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a ROU asset and corresponding liability, measured at the present value of the lease payments. On January 1, 2019, we adopted Topic 842 using the modified retrospective approach as of the adoption date. Results for the three and six months ended June 30, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, Accounting Standards Codification Topic 840, Leases (“Topic 840”).

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
The adjustments due to our adoption of Topic 842 related to the recognition of ROU assets and lease liabilities for the existing operating leases. A cumulative-effect adjustment to beginning retained earnings was not required.
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of June 30, 2019 have not changed materially from those discussed in Item 7A of our Annual Report on Form
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
and
15d-15(e)
under the Exchange Act) as of June 30, 2019. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A.	Risk Factors.

This Quarterly Report on Form
10-Q
contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed consolidated financial statements as of June 30, 2019 and December 31, 2018 and the notes accompanying those consolidated financial statements.
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
We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the six months ended June 30, 2019 and 2018 were $106.2 million and $81.9 million, respectively. As of June 30, 2019, we had an accumulated deficit of $578.4 million. We have not generated any revenue since our inception, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:
•	continue to advance voxelotor in clinical development, including completion of our ongoing Phase 3 HOPE Study and our ongoing Phase 2a HOPE-KIDS 1 Study of voxelotor for the potential treatment of patients with SCD,initiation and completion of our planned transcranial doppler (“TCD”) post-confirmatory study of voxelotor in SCD (and any other post-marketing studies that may be required by regulatory authorities, if any), and any additional clinical trials of voxelotor we may conduct in the future in SCD patients or for any other indications for voxelotor, inclacumab or any other product candidates if any;

•	establish and maintain manufacturing and supply relationships with third parties that can provide adequate supplies (in amount and quality) of voxelotor and inclacumab to support further clinical development and, if approved, commercialization;

•	seek and obtain regulatory and marketing approvals for voxelotor for SCD or any other indication we may pursue;

•	build a sales and marketing organization or enter into selected collaborations to commercialize voxelotor for SCD or any other indication, if approved;

•	build a medical affairs organization to advance our engagement with healthcare providers and stakeholders;

•	advance our other programs, including inclacumab, through nonclinical and clinical development and commence development activities for any additional product candidates we may identify and pursue; and

•	expand our organization to support our research, development, medical, and commercialization activities and our operations as a public company.

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
We are currently advancing voxelotor through clinical development for SCD, including by completing evaluation pursuant to our ongoing multi-national Phase 3 clinical trial in adult and adolescent patients with SCD called the HOPE Study. We are also evaluating the safety and pharmacokinetics of single and multiple doses of voxelotor in a Phase 2a clinical trial in adolescent and pediatric patients with SCD, which we expanded to include a new single-dose cohort in children aged
6-11.
Our clinical program for voxelotor also includes multi-national open label extension (“OLE”), clinical studies for adult and pediatric patients in HOPE Study countries who have completed participation in the ongoing Phase 3 HOPE Study and elect to continue to receive voxelotor. We plan to initiate our TCD post-confirmatory study of voxelotor in SCD (to satisfy the U.S. Food and Drug Administration’s (“FDA”) requirement for a post-confirmatory study under the FDA’s Subpart H regulations (“Subpart H”), and we are initiating a clinical early access program (“EAP”), for voxelotor in the United States. Voxelotor is currently our only product candidate in clinical development, although we are conducting nonclinical research activities in other programs. In December 2018, we announced that the FDA agreed with our proposal to use an accelerated regulatory approval pathway for voxelotor for the treatment of SCD under Subpart H. We expect to file our NDA for voxelotor for the treatment of SCD no later than the second half of 2019. If we succeed in obtaining FDA review and approval of our NDA for voxelotor, we expect to begin commercialization of voxelotor in the first half of 2020.
Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance voxelotor, inclacumab and other product candidates that we may identify and pursue in clinical trials. As of June 30, 2019 and December 31, 2018, we had working capital of $627.0 million and $452.0 million, respectively, and capital resources consisting of cash and cash equivalents and short and long-term marketable securities totaling $731.7 million and $591.8 million, respectively. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully complete the development, regulatory approval process and commercialization of voxelotor or any other future product candidates.
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
Our future funding requirements will depend on many factors, including, but not limited to:
•	the time and cost necessary to complete our ongoing Phase 3 HOPE Study and conduct and complete our ongoing Phase 2a HOPE-KIDS 1 Study of voxelotor for the potential treatment of SCD, as well as to conduct our OLE study in HOPE study countries and our EAP in the United States;

•	the time and cost necessary to conduct and complete any additional clinical studies required to pursue regulatory approvals for voxelotor for SCD, including our planned TCD confirmatory study of voxelotor in SCD, or any other post-marketing studies that could be required by regulatory authorities for voxelotor for SCD;

•	the progress, data and results of our Phase 3 HOPE Study and Phase 2a HOPE-KIDS 1 Study, as well as our planned TCD post-confirmatory study and any other clinical trials of voxelotor that we may conduct for the potential treatment of SCD in the future;

•	the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our ongoing and future clinical trials of voxelotor for SCD or for inclacumab or any other product candidate that we may identify and develop;

•	the costs of obtaining clinical and commercial supplies of voxelotor, inclacumab and any other product candidates we may identify and develop;

•	our ability to advance our development programs, including our program for the clinical investigation of voxelotor in SCD patients through nonclinical and clinical development, as well as inclacumab and any other potential product candidate programs we may identify and pursue, the timing and scope of these development activities, and the availability of accelerated approval for voxelotor and of any approval for any of our other product candidates;

•	our ability to successfully obtain any regulatory approvals from any regulatory authorities, and the scope of any such regulatory approvals, to market and sell voxelotor, inclacumab and any other product candidates we may identify and develop in any territory(ies);

•	our ability to successfully commercialize voxelotor, inclacumab and any other product candidates we may identify and develop in any territories;
•	the manufacturing, selling, and marketing costs associated with the potential commercialization of voxelotor, inclacumab and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities in any territory(ies);
•	the amount and timing of sales and other revenues from voxelotor, inclacumab and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the time and cost necessary to respond to technological and market developments;
•	the extent to which we may acquire or in-license other product candidates and technologies, and the costs and timing associated with any such acquisitions or in-licenses;
•	our ability to attract, hire, and retain qualified personnel; and
•	the costs of maintaining, expanding, and protecting our intellectual property portfolio.
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
Applications for voxelotor or any other product candidates we may develop could fail to receive regulatory approval for many reasons, including but not limited to:
•	we may not be able to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities (including the European Medicines Agency (“EMA”)) that voxelotor or any other product candidates we may develop are safe and effective for any proposed indications;
•	the FDA or comparable foreign regulatory authorities may disagree with our plans or expectations regarding the pathways and endpoints for approval, including the availability of accelerated approval, or the design or implementation of our nonclinical studies or clinical trials;
•	the populations studied in our clinical programs may not be sufficiently broad or representative to assure safety or demonstrate efficacy in the full population for which we seek approval;
•	the FDA or comparable foreign regulatory authorities may require additional nonclinical studies or clinical trials beyond those we anticipate;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data and results from our nonclinical studies or clinical trials;
•	the data and results collected from nonclinical studies or clinical trials of voxelotor and any other product candidates that we may identify and pursue may not be sufficient to support the submission of a new drug application (“NDA”), or any other submission for regulatory approval in any other jurisdiction;
•	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract and rely on for all clinical and commercial supplies of voxelotor and any other product candidates (if any); and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may change in a manner that renders our development or manufacturing efforts insufficient for approval.
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
We believe there may be an opportunity to accelerate the development and regulatory approval process for voxelotor through one or more of the FDA’s expedited programs, such as fast track, breakthrough therapy, accelerated approval under Subpart H, or priority review, or through the EMA’s PRIME program, and we have pursued and intend to pursue such expedited programs for voxelotor. For example, we plan to submit an NDA for voxelotor for the treatment of SCD under the accelerated regulatory approval pathway under Subpart H no later than the second half of 2019. However, we cannot be assured that our NDA for voxelotor will be approved under Subpart H, or that voxelotor or any other product candidates that we may develop will qualify for or benefit from any such expedited programs in the United States, including under Subpart H, or any foreign regulatory jurisdictions (including the EMA’s PRIME program).
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
In December 2018, we announced that the FDA agreed with our proposal to use the accelerated regulatory approval pathway under Subpart H for voxelotor for the treatment of SCD, and that we plan to submit an NDA under this pathway. We also announced that the FDA agreed that TCD flow velocity would be an acceptable primary endpoint in a post-approval confirmatory study to demonstrate stroke risk reduction for purposes of full approval by the FDA, and in June 2019, we announced that we have reached final agreement with the FDA on the design of our TCD post-confirmatory study and expect to initiate this study in the second half of 2019. The FDA grants accelerated approval under Subpart H for new drugs that address serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments. Under Subpart H, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. Drugs approved under Subpart H are required to be further evaluated in at least one post-marketing study to verify clinical benefit. To satisfy this requirement we are initiating our planned TCD post-confirmatory study. We have no assurance that our NDA for voxelotor will be approved under Subpart H, or that regulatory review or approval for voxelotor will occur on an expedited basis, if at all. In addition, we may not be able to complete our planned TCD post-confirmatory study or any other successful post-marketing confirmatory study as required to maintain approval and achieve full approval, or data and results from our required post-marketing confirmatory program may not verify voxelotor’s clinical benefit to maintain approval and achieve full approval, in which case a product may be required to be withdrawn from market approval.
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
To date, we have invested a majority of our efforts and financial resources in the nonclinical and clinical development of our lead and initial product candidate voxelotor, including conducting nonclinical studies and clinical trials and providing general and administrative support for these operations. We do not have any other clinical product candidates, and our only clinical development program for voxelotor is in SCD. Our future success is highly dependent on our ability to successfully develop, obtain and maintain regulatory approval for, and commercialize voxelotor for SCD, the only indication for which voxelotor is currently in clinical development. Before we can generate any revenues from sales of voxelotor, we must conduct substantial additional clinical development (including, among other items, completing evaluation pursuant to our Phase 3 HOPE Study). In addition, we will need to seek and obtain and maintain regulatory approval for SCD or any other potential indication, secure an adequate manufacturing supply to support larger clinical trials and commercial sales and build a commercial organization. Further, the success of voxelotor as a potential commercial product will also depend on patent and trade secret protection, acceptance of voxelotor by patients, the medical community and third-party payors, its ability to compete with other therapies, the status and availability of healthcare coverage and adequate reimbursement, and maintenance of an acceptable safety and efficacy profile following approval, among other factors. If we do not achieve all of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize voxelotor, which would materially harm our business.
Voxelotor is currently our only product candidate to have advanced into clinical trials, and is currently only being tested in SCD. We are developing voxelotor as an oral, once-daily therapy for the potential treatment of SCD, and are currently evaluating voxelotor in SCD patients in our ongoing HOPE-KIDS 1 Study, which is a Phase 2a clinical trial in adolescent and pediatric SCD patients, and our ongoing multi-national HOPE Study, which is a Phase 3 clinical trial in adult and adolescent SCD patients. We are also generating additional clinical data regarding voxelotor in SCD patients in our OLE studies and our EAP.
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
In June 2018, we announced
top-line
data from Part A of the Phase 3 HOPE Study in approximately 154 patients, including that voxelotor achieved statistically significant results for both doses of voxelotor studied (1500 mg and 900 mg) after 12 weeks of treatment for the primary endpoint of a pre-specified
increase in hemoglobin level versus placebo. We also announced that the PRO data in Part A of the HOPE Study were difficult to interpret due to low baseline symptom scores and high inter-subject and intra-subject variability, and as a result we do not plan to utilize the PRO as a secondary endpoint. In addition, we announced that there were numerically fewer vaso-occlusive crisis episodes for patients in each voxelotor arm as compared to placebo, although the result did not reach statistical significance. We also announced that we do not plan additional enrollment in the HOPE Study pending ongoing discussions with the FDA, but will continue dosing of patients currently enrolled in the study. In December 2018, we announced updated efficacy and safety results from Part A of the Phase 3 HOPE Study of voxelotor. Preliminary results from 154 patients with SCD treated with voxelotor for 24 weeks demonstrated rapid, robust and sustained improvements in hemoglobin levels and measures of hemolysis with a favorable safety and tolerability profile. In June 2019, we announced new results from the HOPE Study, from 274 adolescents and adults with SCD treated with voxelotor. These findings showed the HOPE Study met its primary endpoint of an improvement in hemoglobin greater than 1 g/dL at 24 weeks with voxelotor 1500 mg compared with placebo, with a favorable safety and tolerability profile. In the study, voxelotor provided a rapid, statistically significant and sustained improvement in hemoglobin levels and reduced the incidence of worsening anemia and hemolysis.
We continue to generate additional data from patients enrolled in the Phase 3 HOPE Study. There is a risk that the additional data generated from the HOPE Study (or our ongoing HOPE-KIDS 1 Study, OLE clinical study or EAP) could be different from, including less positive in terms of efficacy and/or safety, than the data generated and discussed with the FDA to date.

We do not know if the HOPE Study data and results and other data and results in our voxelotor program to date will be sufficient to support accelerated approval for voxelotor by the FDA. If accelerated approval is not granted, then we would experience a significant delay in our voxelotor development program and in any potential approval, given our decision to pursue accelerated approval rather than continue HOPE Study enrollment and shift from Part A to Part B of the HOPE Study (as originally designed). As a result, failure to obtain accelerated approval for voxelotor under Subpart H will result in a significant delay in any potential approval of voxelotor. If we were required to pursue full approval for voxelotor (not under Subpart H), we might not achieve any such approval without further clinical studies of voxelotor, which would significantly delay or curtail any potential pathway to full approval.
As part of an NDA submission under Subpart H, if any, we must agree with the FDA on the design of, and commit to conduct, at least one post-marketing confirmatory study to verify the clinical benefit of voxelotor. In December 2018, we announced that the FDA agreed that TCD flow velocity would be an acceptable primary endpoint in a post-marketing confirmatory study to demonstrate stroke risk reduction. In June 2019, we announced that we have reached final agreement with the FDA on the design of our TCD post-confirmatory study and expect to initiate this study in the second half of 2019. Accelerated approval of voxelotor under Subpart H, if any, may be withdrawn (which would also mean full approval would not be achieved) if the required post-marketing confirmatory program is not completed or if the FDA determines the results do not verify clinical risk/benefit. We do not have a special protocol assessment agreement in place with the FDA. In Europe, we are in the process of seeking input from various European regulatory authorities regarding a pathway to approval of voxelotor for the potential treatment of SCD patients based on the HOPE Study.
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
We did not achieve statistically significant results with respect to either potential key secondary endpoint in Part A of the HOPE Study (relating to vaso-occlusive crisis episodes and to the PRO), and we may not achieve key endpoints in other clinical trials, such as any post-marketing confirmatory studies. In addition, we may not achieve the same results with respect to the primary endpoint in Part A of the HOPE Study in other ongoing of future clinical trials, including our planned TCD post-confirmatory study. Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain and maintain regulatory approvals for voxelotor and any other product candidates that we may pursue, would have an adverse impact on our business, prospects, financial condition and results of operations.

Results of earlier studies may not be predictive of future clinical trial results, and initial studies may not establish or maintain an adequate safety or efficacy profile for voxelotor, inclacumab or other product candidates that we may pursue to justify proceeding to advanced clinical trials or an application for regulatory approval.
The results of nonclinical studies and clinical trials of voxelotor, inclacumab and of any future product candidates that we may pursue may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial may not necessarily predict final results. For example, we were previously pursuing the clinical development of voxelotor as a potential treatment for idiopathic pulmonary fibrosis, or IPF, and decided in October 2017 to halt development of voxelotor for IPF due to the totality of the data we obtained from two Phase 2a clinical trials and a Phase 1 study, which did not demonstrate a sufficient overall clinical benefit to justify continuing the program. In addition, our nonclinical studies and clinical trials to date of voxelotor in SCD have involved mostly one genotype of SCD, known as HbSS, and the results of these studies may not be replicated in other genotypes of SCD in the HOPE Study or in subsequent clinical trials. The HOPE Study of voxelotor in SCD is not limited to only the HbSS genotype. Additionally, any positive results generated in our Phase 1/2 clinical trial of voxelotor in SCD in adults do not ensure that we will achieve similar results in our ongoing Phase 2a HOPE-KIDS 1 Study in adolescent and pediatric patients with SCD, which we expanded in July 2017 to include an additional single-dose cohort in children aged
6-11,
or in any other potential studies of voxelotor, including our planned TCD confirmatory study (which will be conducted in a pediatric population).
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
In addition, nonclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval, in part because of differing interpretations of data and results by regulatory authorities. In addition, data and results from later studies or programs may conflict with earlier findings.
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
We plan to submit an NDA for voxelotor for the treatment of SCD under the accelerated approval pathway under Subpart H, and the FDA has agreed that TCD flow velocity would be an acceptable primary endpoint in a post-marketing confirmatory study to demonstrate stroke risk reduction. In June 2019, we announced that we have reached final agreement with the FDA on the design of our TCD post-confirmatory study and expect to initiate this study in the second half of 2019. If accelerated approval under Subpart H is granted, we will be required to conduct at least one post-marketing confirmatory study sufficient to verify voxelotor’s clinical benefit, which we believe we can satisfy with our planned TCD post-confirmatory study. Approval may be withdrawn (which would also mean full approval would not be achieved) if the post-confirmatory study is not completed or the FDA determines the study’s data and results are insufficient to verify clinical benefit. The FDA may also require a longer follow-up
period for subjects treated with voxelotor prior to accepting an NDA submission. We do not have a special protocol assessment agreement in place with the FDA. In Europe, we are in the process of seeking input from various European regulatory authorities regarding a pathway to approval of voxelotor for the potential treatment of SCD patients based on the HOPE Study.
The FDA or the comparable foreign authorities may not consider the results of our ongoing, planned or potential future clinical trials, to be sufficient for approval of voxelotor for SCD patients, particularly to support potential accelerated approval under Subpart H. Any post-marketing confirmatory studies, and any additional clinical trials or data beyond that which we currently anticipate for the planned TCD post-confirmatory study, that may be required by the FDA or comparable foreign regulatory authorities would result in increased costs and potential delays in the clinical development and marketing approval process, which may require us to expend more resources than are available to us. In addition, it is possible that the FDA and the comparable foreign authorities may have divergent opinions on the elements necessary for a successful NDA and marketing authorization application, or MAA, respectively, which may cause us to alter our development, regulatory and/or commercialization strategies.

We may encounter substantial delays in conducting or completing our clinical trials, which in turn will result in additional costs and may ultimately prevent successful or timely completion of the clinical development and commercialization of voxelotor, inclacumab or any other product candidates we may identify and pursue.
Before obtaining marketing approval from regulatory authorities for the sale of any our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. In addition, if accelerated approval under Subpart H is granted, we must conduct at least one post-marketing confirmatory study to verify clinical risk/benefit. Clinical testing is expensive, time-consuming and uncertain as to outcome. Currently, we are conducting the ongoing Phase 2a HOPE-KIDS 1 Study and completing the ongoing Phase 3 HOPE Study of voxelotor. In addition, we are generating additional clinical data regarding voxelotor in SCD in OLE studies and in the EAP we are initiating and will generate additional data and results in the planned TCD post-confirmatory study and other future clinical studies of voxelotor that we may conduct. We cannot guarantee that these studies, and any other clinical trials, including any post-marketing confirmatory studies for voxelotor or any other product candidates we may pursue will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:
•	delays or failures in reaching a consensus with regulatory agencies on study design, including clinical endpoints sufficient to support an approval decision;
•	delays or failures to receive approval for conduct of clinical studies in one or more geographies which could result in delays in enrollment and availability of data and results;
•	delays or failures in reaching agreement on acceptable terms with a sufficient number of prospective contract research organizations (“CROs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	delays in obtaining required Institutional Review Board (“IRB”), or ethics committee approval for each clinical trial site;
•	delays in recruiting a sufficient number of suitable patients to participate in our clinical trials;
•	imposition of a clinical hold by any regulatory authority, including if imposed due to safety concerns after an inspection of our clinical trial operations or study sites;
•	failure by our CROs, clinical sites, participating clinicians or patients, other third parties or us to adhere to clinical trial, regulatory or legal requirements;
•	failure to perform in accordance with the FDA’s good clinical practices (“GCPs”), or applicable regulatory requirements in other countries;
•	delays in the testing, validation, manufacturing and delivery of sufficient quantities of our product candidates or study related devices (such as the hand-held PRO instrument being used by patients in our HOPE Study) to the clinical sites and patients;
•	delays in having patients enroll or complete participation in a study in accordance with applicable protocols or protocol amendments, or return for post-treatment follow-up;
•	reduction in the number of participating clinical trial sites or patients, including by dropping out of a trial;
•	failure to address in an adequate or timely manner any patient safety concerns that arise during the course of a trial;
•	unanticipated costs or increases in costs of clinical trials of our product candidates;
•	the occurrence of serious adverse events or other safety concerns associated with our product candidates; or
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols or obtaining additional IRB or other approvals to conduct or complete clinical studies of our product candidates.
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
Clinical trials by their nature utilize only a small sample of the potential patient population. For example, our Phase 3 HOPE Study in SCD patients represents only a very small fraction of all patients with SCD. Side effects of voxelotor, inclacumab or any other product candidates that we may develop may be uncovered only in later stages of clinical trials, or only in trials involving different patient populations (such as pediatric or EAP patients), or only during post-approval studies or the safety reporting required for approved products. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Moreover, a nonclinical toxicology study with voxelotor in non-humans
and clinical trials involving other hemoglobin modifiers (other than voxelotor) have shown a decrease in oxygen delivery to tissue when a significant percentage of hemoglobin is modified. Hemoglobin modifiers, by increasing HbS’s affinity for oxygen, can cause a shift in oxygen levels, potentially resulting in tissue hypoxia. To date, clinical studies of voxelotor have not shown evidence of tissue hypoxia. However, if voxelotor or any other product candidates that we may develop are associated with tissue hypoxia or any other undesirable side effects or unexpected undesirable characteristics in clinical trials or nonclinical studies, we may need to abandon their development or limit their development to more narrow uses or subpopulations, which could adversely affect our business, prospects, financial condition and results of operations.
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
Although the FDA and the EMA have each granted orphan drug designation to voxelotor for the treatment of SCD, we may apply for orphan drug designation for voxelotor in other jurisdictions or for other indications, or for inclacumab or other product candidates we may develop and pursue in the future. Applicable regulatory authorities may not grant us these additional designations. In addition, the exclusivity granted under any orphan drug designations that we have received from the FDA and the EMA, or may receive from any other regulatory authorities (if any), may not effectively protect voxelotor or any other product candidate we pursue from competition because different drugs can be approved for the same condition. For example, in the United States, even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior, or the FDA can approve a competitor application for the same drug for a different indication than the orphan drug designation. In addition, legislators or regulators may elect to modify orphan drug exclusivity laws or regulations in ways that could materially impact existing or future orphan drug designations. Any inability to secure or maintain orphan drug designation or the exclusivity benefits of this designation would have an adverse impact on our ability to develop and commercialize our product candidates. In addition, even if any orphan drug designations we receive are maintained, we may be unable to realize significant commercial benefits from these regulatory exclusivities for voxelotor (if approved) or any other product candidate we pursue.
Even if we receive regulatory approval for our voxelotor, inclacumab or any other product candidate that we may develop and pursue, we will be subject to ongoing regulatory obligations and scrutiny and may be subject to significant restrictions relating to product labeling, distribution or other post-marketing requirements.
Even if a product candidate such as voxelotor is approved, regulatory authorities may still impose significant restrictions on its indicated uses, approved labeling, distribution or marketing or may impose ongoing requirements for potentially costly post-marketing studies. For example, we plan to submit an NDA seeking accelerated approval of voxelotor under Subpart H and if such accelerated approval is granted, we will be required to conduct at least one post-marketing confirmatory study to verify the clinical benefit of voxelotor. The FDA may restrict the approved labeling for voxelotor on any accelerated approval in a variety of ways, including with respect to the scope of the approved indication and may require statements of lack of demonstrated benefit (until demonstrated by our required post-marketing confirmatory study) or other restrictions or limitations in any approved product labeling under Subpart H. Furthermore, any new legislation addressing drug safety or other drug related issues could result in delays or increased costs to assure compliance. If voxelotor, inclacumab or any other product candidates that we may develop are approved, at a minimum they will each be subject to current standard ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of voxelotor, inclacumab or any other product candidates. For example, the development of voxelotor for the prophylactic treatment of SCD in pediatric patients is an important part of our current business strategy, and if we are unable to obtain regulatory approval for this product candidate for the desired age ranges or other key labeling parameters, our business is likely to suffer.
In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices (“cGMPs”). For voxelotor, inclacumab and any other product candidates we may pursue, we are wholly reliant on third party contract manufacturers for clinical as well as any commercial supplies of product candidates and products. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP requirements and must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities, and to comply with requirements concerning advertising and promotion for our products. In addition, we are subject to very rapid reporting obligations relating to any adverse events or serious adverse events relating to our product candidates and any approved products, if any. Our failure to report adverse events we become aware of within the prescribed timeframes could have serious negative consequences for our development programs, business and operations. In addition, any promotional communications or materials for prescription drugs are subject to a variety of complex legal and regulatory restrictions, including but not limited to consistency with the approved product’s approved label. Failure to obey these standard marketing requirements for any approved product (if any) could have serious negative consequences for our commercialization activities (if any), business and operations.

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
In addition, in connection with our NDA for voxelotor for the treatment of SCD, pre-approval
inspections by the FDA of our facilities and/or those of third parties involved in our voxelotor development program may occur, including at clinical trial sites, CMOs or other third parties on which we are very reliant. Significant negative results from pre-approval
inspections, if any, could materially delay potential approval of voxelotor.
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
Our reliance on third-party manufacturers in connection with inclacumab will entail additional potential risks, in connection with the transfer of technology from Roche to our third-party manufacturer for inclacumab, and the requirement for approval by the FDA of any investigational new drug application from the new site, which may not be successful. In addition, because of our lack of experience manufacturing a biologic product, we will have greater reliance on the expertise and experience of our third-party manufacturer for inclacumab.
Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory and market risks for the production of such third-party materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may affect the regulatory assessment or clearance of our contract manufacturers’ facilities generally, and industry consolidation, pricing or other market factors may cause our contract manufacturers to scale back, terminate or refuse to renew desired arrangements for our materials. If the FDA or a comparable foreign regulatory agency finds deficiencies in or does not approve these facilities for the manufacture of our product candidates or if any agency later finds deficiencies or withdraws its approval in the future, we may need to find alternative manufacturing facilities. Any of these factors could negatively impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.
Voxelotor, inclacumab and any future product candidates that we may identify and pursue may compete with other product candidates and marketed drugs for access to manufacturing facilities. Any performance failure on the part of our existing or future manufacturers could delay or impair clinical development, marketing approval or commercialization. Although we currently have adequate supplies to conduct our ongoing clinical trials, if we are unable to enter into relationships with additional contract manufacturers, or our current or future contract manufacturers cannot perform as agreed, we may experience delays and incur additional costs in our clinical development and potential commercialization activities. Our current and anticipated future dependence upon others for the manufacturing of our product candidates and any marketed drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
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
If voxelotor, inclacumab or any other product candidates that we may pursue receives marketing approval, including any approval by the FDA under Subpart H, the product may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community and marketplace. If any approved product does not achieve an adequate level of acceptance, we may not generate significant revenue from drug sales and we may not become profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our product candidates, in addition to treating the target indication, also provide incremental health benefits to patients. For example, there have been numerous instances of government and private payors placing restrictions on coverage for products approved by the FDA under Subpart H, so even if voxelotor were to receive accelerated approval from the FDA, healthcare payors may place restrictions on coverage for voxelotor because of conditional approval status, labeling limitations or other factors. Our efforts to educate the medical community and third-party payors about the benefits of our product candidates may require significant resources and may never be successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a wide range of factors, including:
•	the demonstrated efficacy and potential advantages of our drugs compared to alternative treatments;
•	our ability to offer our drugs for sale at competitive prices;
•	the convenience and ease of administration of our drugs compared to alternative current and future treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the availability of our drugs and our ability to meet market demand, including a reliable supply for long-term chronic treatment;
•	the strength of labeling, marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement;
•	the clinical indications and approved labeling, including any labeling restrictions in the event a product candidate is approved under Subpart H, for which the drug is approved;
•	the prevalence and severity of any side effects and overall safety profile of the drug; and
•	any restrictions on the use of the drug, including together with other medications.
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unsuccessful in commercializing our product candidates if approved by regulatory authorities.
Although some of our employees have experience with commercializing products while employed at other companies, as a company we have no experience selling and marketing our product candidates, as a management team we have not commercialized any product candidates, and we currently have a limited sales organization. To successfully commercialize voxelotor or any other products that may result from our development programs, we will need to develop commercial capabilities, either on our own or with others. We are building the infrastructure required for commercialization of our lead product candidate voxelotor to prepare for potential commercialization in the first half of 2020. This includes establishing a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize voxelotor in the United States, which is expensive, difficult, risky and time consuming. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities would adversely impact the commercialization of voxelotor or any other products, if any are approved.
Further, given our lack of prior experience in marketing and selling biopharmaceutical products, our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize voxelotor or any other product candidates, if any. As such, we may be required to hire substantially more sales representatives or we may incur excess costs as a result of hiring more sales representatives than necessary. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. For example, Novartis has announced that the FDA has accepted for review an approval application for the biologic crizanlizumab for the potential treatment of patients with SCD, with a potential approval in the United States on or before January 15, 2020, and that they have submitted crizanlizumab for a conditional approval by the EMA, for potential approval in the third quarter of 2020. Without an internal team or the support of a third party to perform marketing and sales functions, we would be unable to compete successfully against more established companies.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.
Our target patient populations are small, and accordingly the pricing, coverage and reimbursement of our product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient
prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. Accordingly, the availability of government funded or private insurance coverage for our product candidates for any approved indications, and the extent of reimbursement by governmental and private payors, will be essential for most patients to be able to afford expensive treatments, such as we expect ours to be assuming approval. For example, a significant percentage of patients with SCD in the United States rely on government programs for their coverage of drugs and other medical care, so the availability of federal and state coverage of our lead product candidate voxelotor will be very important to the success of our potential commercialization efforts for voxelotor. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third party payors, like private health insurers, including health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, and government health administration programs, like Medicare and Medicaid. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.
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
In the United States, significant decisions about reimbursement for new medicines are made by CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and federal and state programs enter into contracts with drug manufacturers for discounted drug prices for Medicare, VA/Federal Supply Schedule, 340B and Medicaid under the Medicaid Drug Rebate Program, among others. The practices and requirements relating to these arrangements are highly complex and subject to differing regulatory requirements and time frames, which will influence potential commercialization of voxelotor if approved. For example, payment of rebates by drug manufacturers for Medicaid purchases are determined by each state, and in some cases, if a company does not enter into a rebate agreement, its Medicaid sales will be subjected to a “prior authorization” procedure that requires state agency approval to qualify a doctor’s prescription for reimbursement. Limitations could also come from entities such as local Medicare carriers, fiscal intermediaries, or Medicare Administrative Contractors. Further, Medicare Part D, which provides a pharmacy benefit to certain Medicare patients, does not require participating prescription drug plans to cover all drugs within a class of products. Our business could be materially adversely affected if private or governmental payors, including Medicare Part D prescription drug plans, were to limit access to, or deny or limit reimbursement of, our product candidates.
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
Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and levels of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative and political changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. For example, third-party payors are increasingly requiring higher levels of evidence of the benefits and clinical outcomes of new technologies, benchmarking against other therapies, seeking performance-based discounts, and challenging the prices charged. We cannot be sure that coverage will be available for voxelotor or any other product we commercialize and, if available, that the reimbursement rates will be adequate, as increasingly high barriers are being erected to the entry of new products. In addition, drug prices are under significant scrutiny in the markets in which our products may be sold, and drug pricing and other healthcare costs continue to be subject to intense political and social pressures which we anticipate will continue and escalate on a global basis. As a result, our business and reputation may be harmed, our stock price may be adversely impacted and experience periods of volatility, we may have difficulty raising funds and our results of operations may be adversely impacted.
In light of the large population of patients with SCD who reside in foreign countries, our ability to generate meaningful revenues in those jurisdictions may be limited due to the strict price controls, resource constraints and reimbursement limitations outside of the United States.
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
Our future profitability will depend, in part, on our ability to commercialize our product candidates in markets within and outside of the United States and Europe. If we commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:
•	the burden of complying with complex and changing foreign regulatory, tax, accounting, compliance and legal requirements;
•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	longer accounts receivable collection times;
•	longer lead times for shipping;

•	language barriers for technical training;
•	reduced protection of intellectual property rights in some foreign countries, and related prevalence of bioequivalent or generic alternatives to therapeutics;
•	foreign currency exchange rate fluctuations;
•	potential resource constraints, including with respect to patients’ ability to obtain reimbursement for our products in foreign markets; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.
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

Ensuring that our business activities (including own our operations and arrangements with third parties) comply with applicable healthcare laws and regulations is complex, time-consuming, costly and could materially impact our operations. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse, price reporting or other healthcare laws and regulations. If our operations were found to be in violation of any of these requirements that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, disgorgement, individual imprisonment, debarment from governmental contracting and refusal of orders under existing contracts, and exclusion from government funded healthcare programs, such as Medicare and Medicaid, any of which could substantially disrupt our business and operations. If the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable requirements, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
There have been multiple recent U.S. congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs and biologics. In addition, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. While any proposed measures will require authorization through additional legislation to become effective, Congress and the current U.S. presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies and development candidates that may compete with voxelotor and inclacumab for the potential treatment of SCD. For example, Novartis is developing crizanlizumab, which is a potential competitor of inclacumab. Both crizanlizumab and inclacumab are human monoclonal antibodies against
P-selectin
for the treatment of VOC in patients with SCD. Novartis has announced that the FDA has accepted for review an approval application for the biologic crizanlizumab for potential approval in the United States on or before January 15, 2020, and a conditional EMA approval application for a potential conditional approval in the third quarter of 2020. Their United States approval application, if approved, would result in a direct competitor entering the United States market significantly earlier than inclacumab and voxelotor as we expect to commercialize voxelotor in the first half of 2020. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development, marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting for the purpose of providing the reports required by Section 404. Based on our assessment and using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) criteria, our management, Chief Executive Officer and Chief Financial Officer, have concluded that, as of June 30, 2019, our internal control over financial reporting was effective. As required under Section 404 of Sarbanes-Oxley, our independent registered public accounting firm tested the design and operating effectiveness of our controls over financial reporting and provided an annual attestation report with respect to our internal control over financial reporting as of December 31, 2018. During the course of our or their subsequent review and testing, however, material weaknesses or significant deficiencies may be identified and we may be unable to remediate them before we must provide the required reports. If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from NASDAQ or other adverse consequences that would materially harm our business.

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
The market price of our common stock has experienced volatility since our initial public offering in August 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:
•	adverse results or delays in, or the halting of, our nonclinical studies or clinical trials, especially in our ongoing or future clinical program for voxelotor for the treatment of SCD;
•	reports of adverse events in our clinical program for voxelotor for SCD, or other indications that we may pursue, or clinical trials of any other product candidates that we may develop;
•	any delay in our planned filing of an NDA, including under Subpart H, for voxelotor or an investigational new drug application, or IND, or NDA for inclacumab or for any other product candidates that we may develop and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;
•	failure to develop successfully and commercialize voxelotor, inclacumab or any other product candidates that we may develop;
•	adverse regulatory decisions affecting voxelotor, inclacumab or any other product candidates we may develop, including any delay in or denial of potential approval in accordance with our plans and expectations;
•	inability to obtain additional funding;
•	failure to prosecute, maintain or enforce our intellectual property rights;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	introduction of new products, services or technologies by our competitors;
•	failure to enter into or perform under strategic collaborations;
•	failure to meet or exceed any financial projections that we or the investment community may provide;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock; and
•	the other risks described in this “Risk Factors” section.
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
We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our 2015 Stock Option and Incentive Plan (the “2015 Plan”). The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, in January 2017 our board of directors approved our 2017 Inducement Equity Plan (“2017 Inducement Plan”). The 2017 Inducement Plan enables us and our subsidiaries to grant non-qualified
stock options and other equity-based awards to induce employees who are not currently employed by us or our subsidiaries to accept employment with us or our subsidiaries. As of June 30, 2019, the number of shares reserved for grant under the 2017 Inducement Plan was 418,150 shares, subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock. In addition, we have reserved shares of common stock for issuance pursuant to our 2015 Employee Stock Purchase Plan (“2015 ESPP”), which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of (i) 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2015 Plan, the 2017 Inducement Plan or the 2015 ESPP, our stockholders may experience additional dilution, and our stock price may fall.
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
Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 52.3% of our outstanding common stock as of June 30, 2019, based on the latest publicly available information.
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

See the Exhibit Index on the page prior to the signature page to this Quarterly Report on Form
10-Q
for a list of the exhibits filed as part of this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Restated Certificate of Incorporation.	S-1/A	7/31/2015	3.2
3.2	Amended and Restated Bylaws.	S-1/A	7/31/2015	3.4
4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1
10.1#	Employment Offer Letter by and between the Registrant and Eric Fink, dated June 17, 2019				X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)				X
#	Represents management compensation plan, contract or arrangement.
*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form

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

Global Blood Therapeutics, Inc.

Date: August 7, 2019	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Jeffrey Farrow
Jeffrey Farrow Chief Financial Officer (Principal Financial Officer)