Form 10-Q
period 2019-09-30
Global Blood Therapeutics, Inc.
filed 2019-11-07
CIK 1629137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2019
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
☐
As of November 1, 2019, there were 60,231,441 shares
of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION
Item 1.	Financial Statements

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$267,604	$275,357
Short-term marketable securities	335,500	202,177
Prepaid expenses and other current assets	12,699	8,246

Total current assets	615,803	485,780
Property and equipment, net	14,337	14,981
Long-term marketable securities	80,000	114,281
Operating lease right-of-use assets	13,845	—
Restricted cash	2,395	2,395
Other assets, noncurrent	968	206

Total assets	$727,348	$617,643
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,135	$6,046
Accrued liabilities	22,198	16,792
Accrued compensation	10,450	10,036
Other liabilities, current	1,410	899

Total current liabilities	41,193	33,773
Operating lease liabilities, noncurrent	23,691	—
Other liabilities, noncurrent	4,367	11,071

Total liabilities	69,251	44,844

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of September 30, 2019 (unaudited) and December 31, 2018; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of September 30, 2019 (unaudited) and December 31, 2018, respectively; 60,208,293 and 55,640,299 shares issued and outstanding as of September 30, 2019 (unaudited) and December 31, 2018, respectively	60	56
Additional paid-in capital	1,300,000	1,044,941
Accumulated other comprehensive income (loss)	978	(48)
Accumulated deficit	(642,941)	(472,150)

Total stockholders’ equity	658,097	572,799

Total liabilities and stockholders’ equity	$727,348	$617,643

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$39,088	$33,026	$109,564	$94,543
General and administrative	29,654	12,450	72,503	36,115

Total operating expenses	68,742	45,476	182,067	130,658

Loss from operations	(68,742)	(45,476)	(182,067)	(130,658)
Other income (expense):
Interest income, net	4,226	2,480	11,422	5,768
Other expenses, net	(31)	(72)	(146)	(101)

Total other income, net	4,195	2,408	11,276	5,667

Net loss	(64,547)	(43,068)	(170,791)	(124,991)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities, net of tax	(213)	(139)	1,026	(45)

Comprehensive loss	$(64,760)	$(43,207)	$(169,765)	$(125,036)
Basic and diluted net loss per common share	$(1.07)	$(0.83)	$(2.96)	$(2.47)
Weighted-average number of shares used in computing basic and diluted net loss per common share	60,098,093	52,050,232	57,637,318	50,536,860

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid- In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders ’ Equity
Balance at December 31, 2018	55,640,299	$56	$1,044,941	$(48)	$(472,150)	$572,799
Issuance of common stock upon equity offerings, net of issuance costs	511,363	—	21,246	—	—	21,246
Issuance of common stock upon exercise of stock options	52,288	—	817	—	—	817
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	78,155	—	(686)	—	—	(686)
Issuance of common stock pursuant to ESPP purchases	30,745	—	1,128	—	—	1,128
Vesting of restricted stock purchases	24,195	—	80	—	—	80
Stock-based compensation expense	—	—	9,453	—	—	9,453
Net unrealized gain on marketable securities	—	—	—	624	—	624
Net loss	—	—	—	—	(48,923)	(48,923)

Balance at March 31, 2019	56,337,045	$56	$1,076,979	$576	$(521,073)	$556,538
Issuance of common stock upon equity offerings, net of issuance costs	3,375,527	3	192,294	—	—	192,297
Issuance of common stock upon exercise of stock options	123,513	1	2,331	—	—	2,332
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	47,258	—	(1,297)	—	—	(1,297)
Vesting of restricted stock purchases	22,856	—	78	—	—	78
Stock-based compensation expense	—	—	10,948	—	—	10,948
Net unrealized gain on marketable securities	—	—	—	615	—	615
Net loss	—	—	—	—	(57,321)	(57,321)

Balance at June 30, 2019	59,906,199	$60	$1,281,333	$1,191	$(578,394)	$704,190
Issuance of common stock upon equity offerings, net of issuance costs	100,000	—	6,126	—	—	6,126
Issuance of common stock upon exercise of stock options	18,439	—	386	—	—	386
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	151,120	—	(1,532)	—	—	(1,532)
Issuance of common stock pursuant to ESPP purchases	32,535	—	1,234	—	—	1,234
Stock-based compensation expense	—	—	12,453	—	—	12,453
Net unrealized gain on marketable securities	—	—	—	(213)	—	(213)
Net loss	—	—	—	—	(64,547)	(64,547)

Balance at September 30, 2019	60,208,293	$60	$1,300,000	$978	$(642,941)	$658,097

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid- In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders ’ Equity
Balance at December 31, 2017	46,131,723	$46	$617,051	$(336)	$(297,957)	$318,804
Issuance of common stock upon equity offerings, net of issuance costs	4,994,736	5	255,062	—	—	255,067
Issuance of common stock upon exercise of stock options	259,150	1	2,168	—	—	2,169
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	143,400	—	(5,404)	—	—	(5,404)
Issuance of common stock pursuant to ESPP purchases	36,748	—	784	—	—	784
Vesting of restricted stock purchases	71,246	—	105	—	—	105
Stock-based compensation expense	—	—	7,784	—	—	7,784
Net unrealized gain on marketable securities	—	—	—	11	—	11
Net loss	—	—	—	—	(41,556)	(41,556)

Balance at March 31, 2018	51,637,003	$52	$877,550	$(325)	$(339,513)	$537,764
Offering cost related to the December 2017 follow-on offerings	—	—	52	—	—	52
Issuance of common stock upon exercise of stock options	148,954	—	1,118	—	—	1,118
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	10,123	—	—	—	—	—
Vesting of restricted stock purchases	71,014	—	104	—	—	104
Stock-based compensation expense	—	—	7,800	—	—	7,800
Net unrealized gain on marketable securities	—	—	—	83	—	83
Net loss	—	—	—	—	(40,368)	(40,368)

Balance at June 30, 2018	51,867,094	$52	$886,624	$(242)	$(379,881)	$506,553
Issuance of common stock upon exercise of stock options	119,174	—	1,792	—	—	1,792
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	84,045	—	(849)	—	—	(849)
Issuance of common stock pursuant to ESPP purchases	24,283	—	863	—	—	863
Vesting of restricted stock purchases	25,791	—	80	—	—	80
Stock-based compensation expense	—	—	6,968	—	—	6,968

Net unrealized gain on marketable securities	—	—	—	(139)	—	(139)
Net loss	—	—	—	—	(43,068)	(43,068)

Balance at September 30, 2018	52,120,387	$52	$895,478	$(381)	$(422,949)	$472,200

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(170,791)	$(124,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,294	2,509
Accretion of discount on marketable securities	(1,724)	(226)
Amortization of operating lease right-of-use assets	332	—
Stock-based compensation	32,854	22,552
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,217)	(4,496)
Accounts payable	1,088	(2,131)
Accrued liabilities	5,557	5,882
Accrued compensation	415	(1,400)
Other current liabilities	(30)	—
Operating lease liabilities	(858)	—
Other liabilities	—	499

Net cash used in operating activities	(132,080)	(101,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,198)	(4,946)
Purchase of marketable securities	(330,130)	(259,631)
Maturities of marketable securities	233,837	108,707

Net cash used in investing activities	(97,491)	(155,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in public offering, net of issuance costs	219,443	255,119
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	5,890	6,722
Repurchases of unvested restricted stock	—	(8)
Tax paid related to net share settlement of equity awards	(3,515)	(6,253)

Net cash provided by financing activities	221,818	255,580

Net decrease in cash, cash equivalents and restricted cash	(7,753)	(2,092)
Cash, cash equivalents and restricted cash at beginning of period	277,752	199,378

Cash, cash equivalents and restricted cash at end of period	$269,999	$197,286

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Leasehold improvements paid for by landlord	$4,367	$—

Accrued purchase of property and equipment	$76	$(2,173)

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
In June 2019, we completed a
follow-on
offering and issued 3,375,527 shares of common stock at a price of $57.12 per share with proceeds of $192.4 million net of underwriting costs and commissions and offering expenses. In addition, in July 2019, we sold an additional 100,000 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $57.12 per share for proceeds of $5.7 million net of underwriting costs and commissions.
Need for Additional Capital
In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our research and development activities. Since inception through September 30, 2019, we have incurred cumulative net losses of $642.9 million. We expect to incur additional losses in the future to conduct product research and development and to raise additional capital to fully implement our business plan. We intend to raise such capital through the issuance of additional equity, and potentially through borrowings, strategic alliances with partner companies or other transactions
. However, if such financing is not available at adequate levels, we will need to re-evaluate
our operating plans. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our cash requirements for at least twelve months subsequent to the issuance of these financial statements.
2. Summary of Significant Accounting Policies
Basis of Preparation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.
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
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. We consider our credit risk, term of the lease, and total lease payments and adjust for the impact of collateral, as necessary, when calculating our incremental borrowing rates. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise any such options. Lease cost for our operating leases is recognized on a straight-line basis over the lease term.
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
Accounting Pronouncements Adopted
Leases (Topic 842)
In February 2016 the Financial Accounting Standards Board issued Accounting Standards Update
2016-02,
Leases (“Topic 842” or “ASU
2016-02”).
ASU
2016-02
amends
several
aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a ROU asset and corresponding liability, measured at the present value of the lease payments. On January 1, 2019, we adopted Topic 842 using the modified retrospective approach as of the adoption date. Results for the three and nine months ended September 30, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, Accounting Standards Codification Topic 840, Leases (“Topic 840”).
The new standard provides a number of optional practical expedients in transition. We elected the practical expedients to not reassess our prior conclusions about lease identification under the new standard, to not reassess lease classification, and to not reassess initial direct costs. We did not elect the practical expedient allowing the use of hindsight, which would require us to reassess the lease term of our leases based on all facts and circumstances through the effective date, and did not elect the practical expedient pertaining to land easements as this is not applicable to our current contract portfolio.

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

1
0

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$237,318	$237,318	$—	$—
Corporate debt securities	117,188	—	117,188	—
U.S. government agency securities	146,933	—	146,933	—
Certificates of deposits	6,530	—	6,530	—
U.S. government securities	144,849	—	144,849	—

Total financial assets	$652,818	$237,318	$415,500	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$275,234	$275,234	$—	$—
Corporate debt securities	110,027	—	110,027	—
U.S. government agency securities	88,028	—	88,028	—
Certificates of deposits	6,675	—	6,675	—
U.S. government securities	111,728	—	111,728	—

Total financial assets	$591,692	$275,234	$316,458	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bids, offers and reference data including market research publications. At September 30, 2019 and December 31, 2018, the weighted average remaining contractual maturities of our Level 2 investments was less than one year and all of these investments are rated
A-1/P-1/F1
or A/A
-
2, or higher
,
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

	September 30, 2019				December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Financial Assets:
Money market funds	$237,318	$—	$—	$237,318	$275,234	$—	$—	$275,234
Corporate debt securities	116,660	528	—	117,188	110,053	69	(95)	110,027
U.S. government agency securities	146,856	131	(54)	146,933	88,042	40	(54)	88,028
Certificates of deposits	6,478	52	—	6,530	6,681	1	(7)	6,675
U.S. government securities	144,528	321	—	144,849	111,730	60	(62)	111,728

Total	$651,840	$1,032	$(54)	$652,818	$591,740	$170	$(218)	$591,692

The following table summarizes the classification of the
available-for-sale
securities on our condensed consolidated balance sheets (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$237,318	$275,234
Short-term marketable securities	335,500	202,177
Long-term marketable securities	80,000	114,281

Total	$652,818	$591,692

We do not intend to sell the investments that are in
a
n unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities were temporary in nature during the periods presented.
5. Balance Sheet Components
Property and Equipment
Property and equipment consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Laboratory equipment	$8,191	$7,363
Computer equipment	1,979	1,501
Leasehold improvements	13,785	13,785
Construction-in-progress	4,575	239

Total property and equipment	28,530	22,888
Less: accumulated depreciation and amortization	(14,193)	(7,907)

Property and equipment, net	$14,337	$14,981

Accrued liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued clinical and manufacturing expenses	$17,843	$15,121
Accrued professional and consulting services	3,850	1,016
Other	505	655

Total accrued liabilities	$22,198	$16,792

1
2

Other liabilities, current and noncurrent
Other liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Operating lease liabilities, current	$1,380	$—
Restricted shares subject to repurchase, current	—	157
Deferred rent, current	—	712
Other payable	30	30

Total other liabilities, current	$1,410	$899

Deferred rent, noncurrent	$—	$11,041
Accrued lease liabilities	4,367	—
Other liabilities, noncurrent	—	30

Total other liabilities, noncurrent	$4,367	$11,071

6. Stock-Based Compensation
We have three stock-based compensation plans – the Amended and Restated 2017 Inducement Equity Plan (the “2017 Inducement Plan”), the 2015 Stock Option and Incentive Plan (the “2015 Plan”) and the 2012 Stock Option and Grant Plan (the “2012 Plan”). As of September 30, 2019, there were 190,775 shares reserved under the 2017 Inducement Plan and 3,688,535 shares reserved under the 2015 Plan for the future issuance of equity awards. Upon adoption of the 2015 Plan in July 2015, no new awards or grants are permitted under the 2012 Plan. See Note 7 to the Consolidated Financial Statements included in our Annual Report on Form
10-K
for the year ended December 31, 2018 for additional information related to these stock-based compensation plans.
Stock Options
The following summarizes option activity under the 2017 Inducement Plan, 2015 Plan and 2012 Plan:

	Number of Options	Weighted- Average Exercise Price
Outstanding — December 31, 2018	3,243,551	$29.74
Options granted	885,765	50.06
Options exercised	(194,239)	18.20
Options canceled	(142,577)	41.92

Outstanding — September 30, 2019	3,792,500	$34.62

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected term (in years)	6.1	6.1	5.3-6.1	5.3-6.1
Volatility	70.4%-71.2%	69.7%-70.3%	70.4%-72.2%	68.7%-70.8%
Risk-free interest rate	1.4%-1.9%	2.8%-2.9%	1.4%-2.6%	2.6%-2.9%
Dividend yield	—	—	—	—

Restricted Stock Units
The following table summarizes activity of restricted stock units (“RSUs”) granted to employees with service-based vesting under the 2017 Inducement Plan and 2015 Plan and related information:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Non-vested units — December 31, 2018	816,169	$43.34
RSUs granted	1,150,960	50.84
RSUs vested	(295,764)	43.67
RSUs forfeited	(96,088)	46.57

Non-vested units — September 30, 2019	1,575,277	$48.56

Stock-Based Compensation Expense
Total stock-based compensation recognized by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$5,109	$2,835	$13,847	$9,587
General and administrative	7,344	4,133	19,007	12,965

Total stock-based compensation expense	$12,453	$6,968	$32,854	$22,552

7. Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.
The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common stock	3,792,500	3,200,529	3,792,500	3,200,529
Restricted stock subject to future vesting	—	71,246	—	71,246
Restricted stock units	1,685,777	926,244	1,685,777	926,244

Total	5,478,277	4,198,019	5,478,277	4,198,019

8. Commitments and Contingencies
Leases
We have operating leases for our headquarters, where we have office and research and development laboratory facilities, and equipment. Our leases have remaining lease terms of 1 to 10 years. Most of these leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases include renewal options at our election, with renewal terms that can extend the lease term from 1 to 10 years. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as we did not consider it reasonably certain that we would exercise the options.
For the three months ended September 30, 2019, we incurred $1.4 million of lease costs included in operating expenses in the conden
s
ed
consolidated statement of operations in relation to these operating leases, of which $0.4 million was variable lease cost and not included within the measurement of our operating lease ROU assets and operating lease liabilities. For the nine months ended September 30, 2019, we incurred $4.6 million of lease costs included in operating expenses in the conden
s
ed
consolidated statement

1
4

of operations in relation to these operating leases, of

which $1.8 million was variable lease cost and not included within the measurement of our operating lease ROU assets and operating lease liabilities. The variable lease cost is comprised primarily of our cost in certain research and development arrangements that contain embedded equipment, and our proportionate share of operating expenses, property taxes, and insurance in relation with our facility lease. These costs are classified as operating lease expense due to our election to not separate lease and non-lease
components.
Cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2019 were $1.1 million and $3.4

million respectively, and were included in net cash used in operating activities in our condensed
consolidated statements of cash flows. We assumed $25.9

million of operating lease liabilities arising from obtaining the ROU assets for the nine months ended September 30, 2019.
The majority of our lease costs are driven by our operating lease for our headquarters in South San Francisco, where we have office and research and development laboratory facilities.
In March 2017, we entered into a noncancelable operating lease (the “Lease”) for approximately 67,185 square feet of space in South San Francisco, California (the “Existing Premises”). The date on which we became responsible for paying rent under the Lease was December 15, 2017 (the “Rent Commencement Date”). The Lease expires 10 years after the Rent Commencement Date. The Lease grants us an option to extend the Lease for an additional
10-year
period. Future minimum rental payments under the Lease during the
10-year
term are $48.5 million in the aggregate. The Lease further provides that we are obligated to pay to the landlord certain costs, including taxes and operating expenses. The Lease term commenced in November 2017 as we gained control over physical access to the Existing Premises. We have acquired $11.1 million of leasehold improvements at the
Existing Premises with the tenant inducement allowance provided under the Lease. We are required to repay $1.7 million of the tenant inducement allowance to the landlord in the form of additional monthly rent with interest applied over the term of the Lease.
In August 2018, we entered into an amendment to the Lease (the “Lease Amendment”) to relocate the leased premises from the Existing Premises to a to-be-constructed

building
consisting of approximately 164,150 rentable square feet of space (the “Substitute Premises”) when the Substitute Premises are ready for occupancy (the “Substitute Premises Commencement Date”). The Lease Amendment has a contractual term (the “Substitute Premises Term”) of 10 years from the Substitute Premises Commencement Date. The Lease Amendment grants us an option to extend the Lease for an additional
10-year
period. Future minimum rental payments under the Lease Amendment during the
10-year
term are $121.5 million in the aggregate. Under the Lease Amendment, we are obligated to pay to the landlord certain costs, including taxes and operating expenses. The Lease Amendment also provides a tenant inducement allowance of up to $27.9 million, of which $4.1 million, if utilized, would be repaid to the landlord in the form of additional monthly rent with interest applied. As of September 30, 2019, the Substitute Premises Term has not commenced as we did not have the right to use or control physical access to the Substitute Premises. We have capitalized $4.5 million of costs in construction-in-progress
within property and equipment, net for construction of leasehold improvements at the Substitute Premises as of September 30, 2019, that were mostly acquired with the tenant inducement provided under the Lease Amendment.
We intend to vacate the Existing Premises and surrender and deliver the Existing Premises to the landlord on or before the date which is sixty days after the Substitute Premises Commencement Date, upon which time we will have no further obligations with respect to the Existing Premises. Upon signing of the Lease Amendment, we re-evaluated
the remaining useful life of the leasehold improvements at
the
Existing Premises and started to amortize the leasehold improvements over the remaining period of expected use, resulting in an acceleration of depreciation expenses for approximately $5.2 million.
As of September 30, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

Year ending December 31,	Amount (a)
2019 (three months)	$1,129
2020	4,576
2021	4,701
2022	4,856
2023	5,017
2024	5,183
Thereafter	16,114

Total lease payments	41,576
Less: Imputed interest (b)	(16,505)

Present value of operating lease liabilities	$25,071

(a)	Operating lease payments exclude $121.5 million of legally - binding minimum lease payments for the Lease Amendment, which has been signed by us but has not yet commenced.
(b)	Imputed interest is calculated using the interest rate for each lease.

1
5

As of
September 30, 2019, the weighted average rem
a
ining lease term is 8.2 years and the weighted average discount rate used to determine the operating lease liability was 13.2%.
Future annual minimum lease payments due under the Lease and Lease Amendment as of December 31, 2018 were as follows (in thousands):

Year ending December 31,	Amount (c)
2019	$4,406
2020	6,513
2021	11,642
2022	12,020
2023	12,409
Thereafter	90,367

Total	$137,357

(c)	The table above is prepared under the assumption that the Substitute Premises Commencement Date at the Substitute Premises starts on June 30 , 2020.
Rent expense for the three months ended September 30, 2019 and 2018 was $0.9 million and $0.9 million, respectively, and for the nine months ended September 30, 2019 and 2018 was $2.8 million and $2.7 million, respectively.
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
Hoffmann-La
Roche Ltd. and
Hoffmann-La
Roche Inc. (together, “Roche”) pursuant to which Roche granted us an exclusive and sublicensable worldwide license under certain patent rights and know-how
to develop and commercialize inclacumab for all indications and uses, except diagnostic use. Roche retained a non-exclusive,
worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use. As of September 30, 2019, we have paid Roche an upfront payment of $2.0 million. We are obligated to make contingent payments to Roche totaling approximately $125.5 million in milestone payments for the SCD indication, including up to $40.5 million based on achievement of certain clinical development and regulatory milestones for inclacumab in the SCD indication, and up to $85.0 million based on achievement of certain thresholds for annual net sales of inclacumab. We are also obligated to make contingent payments to Roche up to an additional $5.5 million in milestone payments, which are owed to a third party, based on achievement of such clinical development and regulatory milestones for inclacumab. We are also obligated to make contingent payments to Roche up to $19.25 million in milestone payments based on achievement of certain clinical development and regulatory milestones for inclacumab for any indication other than the SCD indication.

1
6

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
We are currently evaluating voxelotor in adult and adolescent patients with SCD in a Phase 3 clinical trial, which we call the HOPE Study. In June 2018, we completed a planned review of Part A of the HOPE Study. The primary endpoint (the proportion of patients with greater than 1 g/dL increase in hemoglobin versus baseline) showed a statistically significant increase at both the 1500 mg and 900 mg doses of voxelotor after 12 weeks of treatment versus placebo. The data also demonstrated corresponding improvements in other markers of hemolysis as well as a favorable safety and tolerability profile for voxelotor. Based upon these data and results in this planned preliminary review of Part A, we began discussions with the U.S. Food and Drug Administration (“FDA”) about seeking an accelerated approval pathway for voxelotor for SCD. In December 2018, we announced that the FDA agreed with our proposal to use the accelerated regulatory approval pathway under the FDA’s Subpart H regulations, or Subpart H, for voxelotor for the treatment of SCD, and that we planned to submit a new drug application (“NDA”) under this pathway to the FDA. The FDA grants accelerated approval under Subpart H for new drugs that address serious or life-threatening illnesses and that provide meaningful therapeutic benefit. Additionally, in December 2018, we announced updated efficacy and safety results from Part A of the Phase 3 HOPE Study of voxelotor at both the 1500 mg and 900 mg doses after 24 weeks of treatment versus placebo. These results, from approximately 150 patients with SCD treated with voxelotor for 24 weeks at both doses versus placebo, showed a statistically significant increase in the primary endpoint and showed improvements in other hemolysis measures. Voxelotor also continued to show a favorable safety and tolerability profile at 24 weeks.
In June 2019, we announced updated results from the ongoing Phase 3 HOPE Study of voxelotor in patients ages 12 and older with SCD. The findings from 274 adolescents and adults treated with voxelotor showed the HOPE Study met its primary endpoint of an improvement in hemoglobin greater than 1 g/dL at 24 weeks with voxelotor 1500 mg compared with placebo, with a favorable safety and tolerability profile. In the study, voxelotor provided a rapid, statistically significant and sustained improvement in hemoglobin levels and reduced the incidence of worsening anemia and hemolysis. In June 2019, we also announced that we have reached final agreement with the FDA on the design of our transcranial doppler (“TCD”), post-approval confirmatory study. We expect to initiate this study in the fourth quarter of 2019.

In September 2019, we announced that the FDA accepted the filing of our NDA seeking accelerated approval for voxelotor under Subpart H, granted the NDA filing Priority Review, which provides for a six-month
review (as compared to the standard ten-month review period), and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of February 26, 2020. If we succeed in obtaining FDA approval of our NDA for voxelotor on or before the PDUFA target action date, we expect to begin commercialization of voxelotor shortly thereafter.
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
Hoffmann-La
Roche Ltd. and
Hoffmann-La
Roche Inc. (together, “Roche”) pursuant to which Roche granted us an exclusive and sublicensable worldwide license under certain patent rights and know-how
to develop and commercialize inclacumab, a novel, fully human monoclonal antibody against
P-selectin,
including any modified compounds targeting
P-selectin
and derived from inclacumab, for all indications and uses, except diagnostic use. Roche retained a non-exclusive,
worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use. We plan to develop inclacumab as a treatment for vaso-occlusive crises in patients with SCD, and we expect to submit an Investigational New Drug application to the FDA for inclacumab in 2021.
Under the License Agreement, we paid Roche an upfront payment of $2.0 million, and we will pay Roche up to an aggregate of $125.5 million in milestone payments for the SCD indication, including up to $40.5 million based on achievement of certain clinical development and regulatory milestones for inclacumab in the SCD indication, and up to $85.0 million based on achievement of certain thresholds for annual net sales of inclacumab. We will also pay Roche up to an additional $5.5 million in milestone payments, which are owed to a third party, based on achievement of such clinical development and regulatory milestones for inclacumab. We will also pay Roche up to $19.25 million in milestone payments based on achievement of certain clinical development and regulatory milestones for inclacumab for any indication other than the SCD indication. We have the right to sublicense our rights under the License Agreement to our affiliates without Roche’s consent. Subject to certain conditions and limitations, including Roche’s right of first negotiation described below, we will also have the right to sublicense our rights under the License Agreement to non-affiliates
pursuant to partner agreements with Roche’s prior written consent, which will not be unreasonably withheld or delayed. If at any time prior to the expiration of royalty or other payment obligations under the License Agreement, or the earlier termination of the License Agreement, we intend to enter into a partner agreement to sublicense rights to inclacumab, then Roche will have a right of first negotiation during an exclusivity period to negotiate in good faith with us the terms and conditions of such proposed transaction.
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
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $170.8 million and $125.0 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $642.9 million. To date, we have not generated any revenue. We do not expect to receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We had $267.6 million in cash and cash equivalents and $415.5 million in marketable securities as of September 30, 2019.

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
Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		$ Change	% Change
	2019	2018
	(in thousands, except percentages)
Operating expenses:
Research and development	$39,088	$33,026	$6,062	18%
General and administrative	29,654	12,450	17,204	138%

Total operating expenses	68,742	45,476	23,266	51%

Loss from operations	(68,742)	(45,476)	(23,266)	51%
Interest income, net	4,226	2,480	1,746	70%
Other expenses, net	(31)	(72)	41	(57)%

Net loss	$(64,547)	$(43,068)	$(21,479)	50%

Research and development
Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:
•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	expenses incurred under agreements with consultants, third-party research and manufacturing organizations, and investigative clinical trial sites that conduct research and development activities on our behalf;

•	the costs related to production of clinical supplies, including fees paid to contract manufacturers;

•	laboratory and vendor expenses related to the execution of nonclinical studies and clinical trials;

•	payments upon achievement of certain clinical development and regulatory milestones in relation with license agreements; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

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

We expect our research and development expenses will increase in future periods as we continue to invest in research and development activities related to developing our product candidates, and as programs advance into later stages of development and we begin to conduct larger clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any approved products.
The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

	Three Months Ended September 30,		$ Change	% Change
	2019	2018
Costs incurred by development program:
Voxelotor for the treatment of SCD	$29,294	$24,656	$4,638	19%
Other preclinical programs	7,664	5,901	1,763	30%
Inclacumab for the treatment of SCD	2,130	2,469	(339)	(14)%

Total research and development expenses	$39,088	$33,026	$6,062	18%

Research and development (“R&D”) expenses increased by $6.1 million or 18%, to $39.1 million for the three months ended September 30, 2019 from $33.0 million for the three months ended September 30, 2018. The increase was primarily due to increased internal and external expenses related to our SCD program for voxelotor of $4.6 million as we advanced this program, including increased employee-related costs and increased costs associated with our NDA submission activities. In addition, there was $1.8 million in increased internal and external costs associated with preclinical programs. The increase is partially offset by a $0.3 million decrease in external costs associated with inclacumab and driven by the upfront payment of $2.0 million we made in 2018 under our License Agreement with Roche, effective August 2018. R&D related stock-based compensation expense was $5.1 million for the three months ended September 30, 2019 and $2.8 million for the three months ended September 30, 2018. The increase was primarily due to stock price appreciation and hiring additional personnel.
General and administrative
General and administrative expenses consist primarily of costs incurred in our executive, commercial, finance, corporate development, human resource, information technology, legal, compliance and other general and administrative functions, which include:
•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	expenses incurred under agreements with consultants; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

We expense all general and administrative costs in the periods in which they are incurred. We expect our general and administrative expenses to continue to grow as we build out our commercial infrastructure and prepare for the potential commercial launch of voxelotor for the treatment of SCD.
General and administrative (“G&A”) expenses increased by $17.2 million or 138%, to $29.7 million for the three months ended September 30, 2019 from $12.5 million for the three months ended September 30, 2018. The increase was primarily due to an increase of $5.1 million in salary and benefit costs due to an increase in G&A employees as we continue to build out our commercial operations, an increase of $3.2 million in stock-based compensation expense as a result of our stock price appreciation and hiring additional personnel, and an increase of $8.8 million in other general and administrative expenses, such as professional and consulting services, mostly due to the preparation of a potential commercial launch with the remainder of the increase driven by the growth of our operations. G&A related stock-based compensation expense was $7.3 million for the three months ended September 30, 2019 and $4.1 million for the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,		$ Change	% Change
	2019	2018
	(in thousands, except percentages)
Operating expenses:
Research and development	$109,564	$94,543	$15,021	16%
General and administrative	72,503	36,115	36,388	101%

Total operating expenses	182,067	130,658	51,409	39%

Loss from operations	(182,067)	(130,658)	(51,409)	39%
Interest income, net	11,422	5,768	5,654	98%
Other expenses, net	(146)	(101)	(45)	45%

Net loss	$(170,791)	$(124,991)	$(45,800)	37%

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2019	2018
Costs incurred by development program:
Voxelotor for the treatment of SCD	$86,516	$72,940	$12,576	17%
Other preclinical programs	18,183	18,575	(392)	(2)%
Inclacumab for the treatment of SCD	4,865	3,028	1,837	61%

Total research and development expenses	$109,564	$94,543	$15,021	16%

R&D expenses increased by $15.0 million or 16%, to $109.6 million for the nine months ended September 30, 2019 from $94.5 million for the nine months ended September 30, 2018. The increase was primarily due to increased internal and external expenses related to our SCD program for voxelotor of $12.6 million as we advanced this program, including increased employee-related costs and increased costs associated with our NDA submission activities. In addition, there was $1.8 million in increased internal and external costs associated with inclacumab driven by the pre-clinical
research activities related to License Agreement with Roche signed in August 2018. The increase is partially offset by a $0.4 million decrease in internal and external costs associated with preclinical programs. R&D related stock-based compensation expense was $13.8 million for the nine months ended September 30, 2019 and $9.6 million for the nine months ended September 30, 2018. The increase was primarily due to hiring additional personnel.
General and administrative
G&A expenses increased by $36.4 million or 101%, to $72.5 million for the nine months ended September 30, 2019 from $36.1 million for the nine months ended September 30, 2018. The increase was primarily due to an increase of $11.3 million in salary and benefit costs due to an increase in G&A employees as we continue to build out our commercial operations, an increase of $6.0 million in stock-based compensation expense as a result of hiring additional personnel, and an increase of $19.0 million in other general and administrative expenses, such as professional and consulting services, primarily due to the preparation for the potential commercial launch of voxelotor with the remainder of the increase driven by the growth of our operations. G&A related stock-based compensation expense was $19.0 million for the nine months ended September 30, 2019 and $13.0 million for the nine months ended September 30, 2018.
Liquidity, Capital Resources and Plan of Operations
We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sale of equity securities. In December 2018, we completed a follow-on
offering and issued 3,409,090 shares of common stock at a price of $41.54 per share with proceeds of $141.1 million net of underwriting costs and commissions and offering expenses. In addition, in January 2019, we sold an additional 511,363 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $41.54 per share for proceeds of $21.2 million net of underwriting costs and commissions. In June 2019, we completed a follow-on
offering and issued 3,375,527 shares of common stock at a price of $57.12 per share with proceeds of $192.4 million net of underwriting costs and commissions and offering expenses. In addition, in July 2019, we sold an additional 100,000 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $57.12 per share for proceeds of $5.7 million net of underwriting costs and commissions. As of September 30, 2019, we had $267.6 million in cash and cash equivalents and $415.5 million in marketable securities.

Our primary use of cash is to fund operations, which consist primarily of R&D expenditures, but we expect G&A costs to significantly increase as we prepare for commercial launch. Cash used to fund operations is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of the September 30, 2019 financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance voxelotor through any completion of clinical development and potential commercialization, to develop other potential product candidates from our research programs and to fund operations for the foreseeable future. We will continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:
•	the time and cost necessary to complete our Phase 3 HOPE Study and conduct and complete our ongoing Phase 2a HOPE-KIDS 1 Study of voxelotor for the potential treatment of SCD;

•	the time and cost necessary to conduct and complete any additional clinical studies required to pursue regulatory approvals for voxelotor for SCD, including our planned TCD post-approval confirmatory study, as well as any other studies we may conduct for voxelotor in SCD or any other indications, and the costs of post-marketing studies that could be required by regulatory authorities for any indications;

•	the progress, data and results of our Phase 3 HOPE Study and Phase 2a HOPE-KIDS 1 Study, as well as potential other clinical trials of voxelotor for the potential treatment of SCD, including our planned TCD post-confirmatory study and other future clinical studies of voxelotor that we may determine to conduct;

•	the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our ongoing and future clinical trials of voxelotor for SCD or for inclacumab or any other product candidates that we may identify and develop;

•	the costs of obtaining clinical and commercial supplies of voxelotor, inclacumab and any other product candidates we may identify and develop;

•	our ability to advance our development programs, including our program for the clinical investigation of voxelotor in SCD patients through nonclinical and clinical development, as well as inclacumab and any other potential product candidate programs we may identify and pursue, the timing and scope of these development activities, and the availability of accelerated approval for voxelotor and of any approval for any of our other product candidates;

•	our ability to successfully obtain any regulatory approvals from any regulatory authorities, and the scope of any such regulatory approvals, to market and sell voxelotor, inclacumab and any other product candidates we may identify and develop in any territory(ies);

•	our ability to successfully commercialize voxelotor and any other product candidates we may identify and develop in any territory(ies);

•	the manufacturing, selling and marketing costs associated with the potential commercialization of voxelotor, inclacumab and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities in any territory(ies);

•	the amount and timing of sales and other revenues from voxelotor, inclacumab and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies and the costs and timing associated with any such acquisitions or in-licenses;

•	our ability to attract, hire, and retain qualified personnel; and

•	the costs of maintaining, expanding, and protecting our intellectual property portfolio.

Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and research and development activities.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(132,080)	$(101,802)
Cash used in investing activities	(97,491)	(155,870)
Cash provided by financing activities	221,818	255,580

Net decrease in cash, cash equivalents and restricted cash	$(7,753)	$(2,092)

Cash flows from operating activities
Cash used in operating activities for the nine months ended September 30, 2019 was $132.1 million, consisting of a net loss of $170.8 million, which was partially offset by non-cash
charges of $32.9 million for stock-based compensation and $4.9 million for net depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $5.6 million in accrued liabilities due to growth of our operations and timing of receipt of invoices, an increase of $5.2 million in prepaid expenses and other assets due to advance payments made in connection with inclacumab pre-clinical
research activities and our preparation for the potential commercial launch of voxelotor, and an increase of $1.1 million in accounts payable due to timing of payments and receipt of invoices.
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
Cash flows from investing activities
Cash used in investing activities for the nine months ended September 30, 2019 was $97.5 million, consisting of purchases of property and equipment for our office and laboratory facility of $1.2 million and purchases of marketable securities of $330.1 million, which are partially offset by maturities of marketable securities of $233.8 million.
Cash used in investing activities for the nine months ended September 30, 2018 was $155.9 million, consisting of purchases of property and equipment for our office and laboratory facility of $4.9 million and purchases of marketable securities of $259.6 million, which are partially offset by maturities of marketable securities of $108.7 million.
Cash flows from financing activities
Cash provided by financing activities for the nine months ended September 30, 2019 was $221.8 million, primarily from net proceeds of $219.4 million from the issuance of common stock in connection with the follow-on
offering completed in June 2019 and overallotment options exercised by our underwriters in January 2019 and July 2019, and to a lesser extent, proceeds of $5.9 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options, which are partially offset by $3.5 million in taxes paid related to net share settlement of equity awards.
Cash provided by financing activities for the nine months ended September 30, 2018 was $255.6 million, primarily from net proceeds of $255.1 million from the issuance of common stock in connection with our follow-on
offerings completed in January 2018 and March 2018 and to a lesser extent, proceeds of $6.7 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options, which are partially offset by $6.3 million in taxes paid related to net shares settlement of equity awards.

Off-Balance
Sheet Arrangements
As of September 30, 2019, we had no
off-balance
sheet arrangements as defined in Item 303(a)(4) of Regulation
S-K
as promulgated by the SEC.
Contractual Obligations and Other Commitments
As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business during the nine months ended September 30, 2019, as compared to those disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2018.
Accounting Pronouncements Adopted
Leases (Topic 842)
In February 2016 the Financial Accounting Standards Board issued Accounting Standards Update
2016-02,
Leases (“Topic 842” or “ASU
2016-02”).
ASU
2016-02
amends several aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a ROU asset and corresponding liability, measured at the present value of the lease payments. On January 1, 2019, we adopted Topic 842 using the modified retrospective approach as of the adoption date. Results for the three and nine months ended September 30, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, Accounting Standards Codification Topic 840, Leases (“Topic 840”).
The new standard provides a number of optional practical expedients in transition. We elected the practical expedients to not reassess our prior conclusions about lease identification under the new standard, to not reassess lease classification, and to not reassess initial direct costs. We did not elect the practical expedient allowing the use of hindsight, which would require us to reassess the lease term of our leases based on all facts and circumstances through the effective date, and did not elect the practical expedient pertaining to land easements as this is not applicable to our current contract portfolio.
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

Our market risks as of September 30, 2019 have not changed materially from those discussed in Item 7A of our Annual Report on Form
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
and
15d-15(e)
under the Exchange Act) as of September 30, 2019. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.
Item 1A.	Risk Factors.

This Quarterly Report on Form
10-Q
contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed consolidated financial statements as of September 30, 2019 and December 31, 2018 and the notes accompanying those consolidated financial statements.
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
We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the nine months ended September 30, 2019 and 2018 were $170.8 million and $125.0 million, respectively. As of September 30, 2019, we had an accumulated deficit of $642.9 million. We have not generated any revenue since our inception, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:
•	continue to advance voxelotor in clinical development, including completion of our ongoing Phase 3 HOPE Study and our ongoing Phase 2a HOPE-KIDS 1 Study of voxelotor for the potential treatment of patients with SCD, initiation and completion of our planned transcranial doppler (“TCD”) post-confirmatory study of voxelotor in SCD (and any other post-marketing studies that may be required by regulatory authorities, if any), and any additional clinical trials of voxelotor we may conduct in the future in SCD patients or for any other indications for voxelotor, inclacumab or any other product candidates if any;

•	establish and maintain manufacturing and supply relationships with third parties that can provide adequate supplies (in amount and quality) of voxelotor and inclacumab to support further clinical development and, if approved, commercialization;

•	seek and obtain regulatory and marketing approvals for voxelotor for SCD or any other indication we may pursue;

•	build a sales and marketing organization or enter into selected collaborations to commercialize voxelotor for SCD or any other indication, if approved;

•	build a medical affairs organization to advance our engagement with healthcare providers and stakeholders;

•	advance our other programs, including inclacumab, through nonclinical and clinical development and commence development activities for any additional product candidates we may identify and pursue; and

•	expand our organization to support our research, development, medical, and commercialization activities and our operations as a public company.

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
Our clinical program for voxelotor also includes multi-national open label extension (“OLE”), clinical studies for adult and pediatric patients in HOPE Study countries who have completed participation in the ongoing Phase 3 HOPE Study and elect to continue to receive voxelotor. We plan to initiate our TCD post-confirmatory study of voxelotor in SCD (to satisfy the U.S. Food and Drug Administration’s (“FDA”) requirement for a post-confirmatory study under the FDA’s Subpart H regulations (“Subpart H”), and we have initiated a clinical early access program (“EAP”) for voxelotor in the United States. Voxelotor is currently our only product candidate in clinical development, although we are conducting nonclinical research activities in other programs.
In December 2018, we announced that the FDA agreed with our proposal to use an accelerated regulatory approval pathway for voxelotor for the treatment of SCD under Subpart H. In September 2019, we announced that the FDA accepted the filing of our new drug application (“NDA”) seeking accelerated approval for voxelotor under Subpart H, granted the NDA filing Priority Review which provides for a six-month
review (as compared to the standard
ten-month
review period), and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of February 26, 2020. If we succeed in obtaining FDA approval of our NDA for voxelotor on or before the PDUFA target action date, we expect to begin commercialization of voxelotor shortly thereafter.
Developing biopharmaceutical products is expensive and time-consuming, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance voxelotor, inclacumab and other product candidates that we may identify and pursue in clinical trials. As of September 30, 2019 and December 31, 2018, we had working capital of $574.6 million and $452.0 million, respectively, and capital resources consisting of cash and cash equivalents and short and long-term marketable securities totaling $683.1 million and $591.8 million, respectively. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. Because the outcome of any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully complete the development, regulatory approval process and commercialization of voxelotor or any other future product candidates.
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
We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities is lengthy and unpredictable and depends upon numerous factors. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have not obtained regulatory approval for any product candidate, including voxelotor, and it is possible that voxelotor, inclacumab or any other product candidates we may seek to develop in the future will never obtain any regulatory approval.
Applications for voxelotor or any other product candidates we may develop could fail to receive regulatory approval for many reasons, including but not limited to:
•	we may not be able to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities (including the European Medicines Agency (“EMA”)) that voxelotor or any other product candidates we may develop are safe and effective for any proposed indications;

•	the FDA or comparable foreign regulatory authorities may disagree with our plans or expectations regarding the pathways and endpoints for approval, including the availability of accelerated approval, or the design or implementation of our nonclinical studies or clinical trials;

•	the populations studied in our clinical programs may not be sufficiently broad or representative to assure safety or demonstrate efficacy in the full population for which we seek approval;

•	the FDA or comparable foreign regulatory authorities may require additional nonclinical studies or clinical trials beyond those we anticipate;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data and results from our nonclinical studies or clinical trials;

•	the data and results collected from nonclinical studies or clinical trials of voxelotor and any other product candidates that we may identify and pursue may not be sufficient to support the submission of an NDA, or any other submission for regulatory approval in any other jurisdiction;

•	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract and rely on for all clinical and commercial supplies of voxelotor and any other product candidates (if any); and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may change in a manner that renders our development or manufacturing efforts insufficient for approval.

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
We believe there may be an opportunity to accelerate the development and regulatory approval process for voxelotor through one or more of the FDA’s expedited programs, such as fast track, breakthrough therapy, accelerated approval under Subpart H, or priority review, or through the EMA’s PRIME program, and we have pursued and intend to pursue such expedited programs for voxelotor. For example, in September 2019, we announced that the FDA accepted the filing of our NDA seeking accelerated approval for voxelotor under Subpart H, granted the NDA filing Priority Review which provides for a six-month
review, and assigned a PDUFA target action date of February 26, 2020. However, we cannot be assured that our NDA for voxelotor will be approved under Subpart H, or that voxelotor or any other product candidates that we may develop will qualify for or benefit from any such expedited programs in the United States, including under Subpart H, or any foreign regulatory jurisdictions (including the EMA’s PRIME program).

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
In December 2018, we announced that the FDA agreed with our proposal to use the accelerated regulatory approval pathway under Subpart H for voxelotor for the treatment of SCD, and that we planned to submit an NDA under this pathway. We also announced that the FDA agreed that TCD flow velocity would be an acceptable primary endpoint in a post-approval confirmatory study to demonstrate stroke risk reduction for purposes of full approval by the FDA, and in June 2019, we announced that we have reached final agreement with the FDA on the design of our TCD post-confirmatory study, which we expect to initiate in the fourth quarter of 2019. In September 2019, we announced that the FDA accepted the filing of our NDA seeking accelerated approval for voxelotor under Subpart H, granted the NDA filing Priority Review, which provides for a six-month
review (as compared to the standard
ten-month
review period), and assigned a PDUFA target action date of February 26, 2020.
The FDA grants accelerated approval under Subpart H for new drugs that address serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments. Under Subpart H, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. Drugs approved under Subpart H are required to be further evaluated in at least one post-marketing study to verify clinical benefit. To satisfy this requirement, we are initiating our planned TCD post-confirmatory study. We have no assurance that our NDA for voxelotor will be approved under Subpart H, or that regulatory review or approval for voxelotor will occur on an expedited basis, if at all. In addition, we may not be able to complete our planned TCD post-confirmatory study or any other successful post-marketing confirmatory study as required to maintain approval and achieve full approval, or data and results from our required post-marketing confirmatory program may not verify voxelotor’s clinical benefit to maintain approval and achieve full approval, in which case a product may be required to be withdrawn from market approval.
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
To date, we have invested a majority of our efforts and financial resources in the nonclinical and clinical development of our lead and initial product candidate, voxelotor, including conducting nonclinical studies and clinical trials and providing general and administrative support for these operations. We do not have any other clinical product candidates, and our only clinical development program for voxelotor is in SCD. Our future success is highly dependent on our ability to successfully develop, obtain and maintain regulatory approval for, and commercialize voxelotor for SCD, the only indication for which voxelotor is currently in clinical development. Before we can generate any revenues from sales of voxelotor, we must conduct substantial additional clinical development (including, among other items, completing evaluation pursuant to our Phase 3 HOPE Study). In addition, we will need to seek and obtain and maintain regulatory approval for SCD or any other potential indication, secure an adequate manufacturing supply to support larger clinical trials and commercial sales and build a commercial organization. Further, the success of voxelotor as a potential commercial product will also depend on patent and trade secret protection, acceptance of voxelotor by patients, the medical community and third-party payors, its ability to compete with other therapies, the status and availability of healthcare coverage and adequate reimbursement, and maintenance of an acceptable safety and efficacy profile following approval, among other factors. If we do not achieve all of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize voxelotor, which would materially harm our business.

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
In June 2018, we announced
top-line
data from Part A of the Phase 3 HOPE Study in approximately 154 patients, including that voxelotor achieved statistically significant results for both doses of voxelotor studied (1500 mg and 900 mg) after 12 weeks of treatment for the primary endpoint of a pre-specified
increase in hemoglobin level versus placebo. We also announced that data in Part A of the HOPE Study from a patient reported outcomes (“PRO”) instrument we developed were difficult to interpret due to low baseline symptom scores and high inter-subject and intra-subject variability, and as a result we do not plan to utilize the PRO as a secondary endpoint. In addition, we announced that there were numerically fewer vaso-occlusive crisis episodes for patients in each voxelotor arm as compared to placebo, although the result did not reach statistical significance. We also announced that we do not plan additional enrollment in the HOPE Study pending ongoing discussions with the FDA, but will continue dosing of patients currently enrolled in the study. In December 2018, we announced updated efficacy and safety results from Part A of the Phase 3 HOPE Study of voxelotor. Preliminary results from 154 patients with SCD treated with voxelotor for 24 weeks demonstrated rapid, robust and sustained improvements in hemoglobin levels and measures of hemolysis with a favorable safety and tolerability profile. In June 2019, we announced new results from the HOPE Study from 274 adolescents and adults with SCD treated with voxelotor. These findings showed the HOPE Study met its primary endpoint of an improvement in hemoglobin greater than 1 g/dL at 24 weeks with voxelotor 1500 mg compared with placebo, with a favorable safety and tolerability profile. In the study, voxelotor provided a rapid, statistically significant and sustained improvement in hemoglobin levels and reduced the incidence of worsening anemia and hemolysis.
We continue to generate additional data from patients enrolled in the Phase 3 HOPE Study. There is a risk that the additional data generated from the HOPE Study (or our ongoing HOPE-KIDS 1 Study, OLE clinical study or EAP) could be different from, including less favorable in terms of efficacy and/or safety, than the data generated and discussed with the FDA to date.
We do not know if the HOPE Study data and results and other data and results in our voxelotor program to date will be sufficient to support accelerated approval for voxelotor by the FDA. If accelerated approval is not granted, we would experience a significant delay in our voxelotor development program and in any potential approval, given our decision to pursue accelerated approval rather than continue HOPE Study enrollment and shift from Part A to Part B of the HOPE Study (as originally designed). As a result, failure to obtain accelerated approval for voxelotor under Subpart H will result in a significant delay in any potential approval of voxelotor. If we were required to pursue full approval for voxelotor (not under Subpart H), we might not achieve any such approval without further clinical studies of voxelotor, which would significantly delay or curtail any potential pathway to full approval.
As part of our NDA submission under Subpart H, we must agree with the FDA on the design of, and commit to conduct, at least one post-marketing confirmatory study to verify the clinical benefit of voxelotor. In December 2018, we announced that the FDA agreed that TCD flow velocity would be an acceptable primary endpoint in a post-marketing confirmatory study to demonstrate stroke risk reduction. In June 2019, we announced that we have reached final agreement with the FDA on the design of our TCD post-confirmatory study, which we expect to initiate in the fourth quarter of 2019. Accelerated approval of voxelotor under Subpart H, if any, may be withdrawn (which would also mean full approval would not be achieved) if the required post-marketing confirmatory program is not completed or if the FDA determines the results do not verify clinical risk/benefit. We do not have a special protocol assessment agreement in place with the FDA. In Europe, we are in the process of seeking input from various European regulatory authorities regarding a pathway to approval of voxelotor for the potential treatment of SCD patients based on the HOPE Study.

We cannot be certain that voxelotor or any other product candidates that we seek to develop will be successful in nonclinical studies or clinical trials or receive and maintain any regulatory approvals. If we do not receive regulatory approval for, regulatory approval is withdrawn from, or we otherwise fail to successfully commercialize voxelotor or any other product candidates, we are likely to need to spend significant additional time and resources to identify other product candidates, advance them through nonclinical and clinical development and apply for regulatory approvals, which would adversely affect our business, prospects, financial condition and results of operations.
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
Before we are able to obtain any marketing approval for voxelotor, if any, the FDA and comparable foreign regulatory authorities may impose additional requirements, the scope of which are not fully known at this time.
Before we can obtain any marketing approval, if any, for voxelotor for any potential indication, we must successfully complete our clinical trials. The FDA typically requires at least two pivotal, well-controlled Phase 3 clinical trials as a condition to the submission of an NDA and does not usually consider a single Phase 3 clinical trial to be adequate to support product approval. The FDA will typically only consider relying on one pivotal trial if, in addition, other well-controlled studies of the drug exist (for example, for other dosage forms or in other populations) or if the pivotal trial is a multi-center trial that provides highly reliable and statistically strong evidence of an important clinical benefit, such as effect on survival, organ function or PRO, and a confirmatory study would have been difficult to conduct on ethical grounds.
We previously announced that we planned to submit an NDA for voxelotor for the treatment of SCD under the accelerated approval pathway under Subpart H, and that the FDA agreed that TCD flow velocity would be an acceptable primary endpoint in a post-marketing confirmatory study to demonstrate stroke risk reduction. In June 2019, we announced that we reached final agreement with the FDA on the design of our TCD post-confirmatory study, which we expect to initiate in the fourth quarter of 2019. In September 2019, we announced that the FDA accepted the filing of our NDA seeking accelerated approval for voxelotor under Subpart H, granted the NDA filing Priority Review, which provides for a six-month
review (as compared to the standard
ten-month
review period), and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of February 26, 2020. If accelerated approval under Subpart H is granted, we will be required to conduct at least one post-marketing confirmatory study sufficient to verify voxelotor’s clinical benefit, which we believe we can satisfy with our planned TCD post-confirmatory study. Approval may be withdrawn (which would also mean full approval would not be achieved) if the post-confirmatory study is not completed or the FDA determines the study’s data and results are insufficient to verify clinical benefit. The FDA may also require a longer follow-up
period for subjects treated with voxelotor prior to accepting an NDA submission. We do not have a special protocol assessment agreement in place with the FDA. In Europe, we are in the process of seeking input from various European regulatory authorities regarding a pathway to approval of voxelotor for the potential treatment of SCD patients based on the HOPE Study.
The FDA or the comparable foreign authorities may not consider the results of our ongoing, planned or potential future clinical trial, to be sufficient for approval of voxelotor for SCD patients, particularly to support potential accelerated approval under Subpart H. Any post-marketing confirmatory studies, and any additional clinical trials or data beyond that which we currently anticipate for the planned TCD post-confirmatory study, that may be required by the FDA or comparable foreign regulatory authorities would result in increased costs and potential delays in the clinical development and marketing approval process, which may require us to expend more resources than are available to us. In addition, it is possible that the FDA and the comparable foreign authorities may have divergent opinions on the elements necessary for a successful NDA and marketing authorization application, or MAA, respectively, which may cause us to alter our development, regulatory and/or commercialization strategies.
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
Before obtaining marketing approval from regulatory authorities for the sale of any our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. In addition, if accelerated approval under Subpart H is granted, we must conduct at least one post-marketing confirmatory study to verify clinical risk/benefit. Clinical testing is expensive, time-consuming and uncertain as to outcome. Currently, we are conducting the ongoing Phase 2a HOPE-KIDS 1 Study and completing the ongoing Phase 3 HOPE Study of voxelotor. In addition, we are generating additional clinical data regarding voxelotor in SCD in OLE studies and in the EAP we are initiating and will generate additional data and results in the planned TCD post-confirmatory study and other future clinical studies of voxelotor that we may conduct. We cannot guarantee that these studies, and any other clinical trials, including any post-marketing confirmatory studies for voxelotor or any other product candidates we may pursue will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:
•	delays or failures in reaching a consensus with regulatory agencies on study design, including clinical endpoints sufficient to support an approval decision;

•	delays or failures to receive approval for conduct of clinical studies in one or more geographies, which could result in delays in enrollment and availability of data and results;

•	delays or failures in reaching agreement on acceptable terms with a sufficient number of prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	delays in obtaining required Institutional Review Board (“IRB”) or ethics committee approval for each clinical trial site;

•	delays in recruiting a sufficient number of suitable patients to participate in our clinical trials;

•	imposition of a clinical hold by any regulatory authority, including if imposed due to safety concerns after an inspection of our clinical trial operations or study sites;

•	failure by our CROs, clinical sites, participating clinicians or patients, other third parties or us to adhere to clinical trial, regulatory or legal requirements;

•	failure to perform in accordance with the FDA’s good clinical practices (“GCPs”) or applicable regulatory requirements in other countries;

•	delays in the testing, validation, manufacturing and delivery of sufficient quantities of our product candidates or study related devices to the clinical sites and patients;

•	delays in having patients enroll or complete participation in a study in accordance with applicable protocols or protocol amendments or return for post-treatment follow-up;

•	reduction in the number of participating clinical trial sites or patients, including by dropping out of a trial;

•	failure to address in an adequate or timely manner any patient safety concerns that arise during the course of a trial;

•	unanticipated costs or increases in costs of clinical trials of our product candidates;

•	the occurrence of serious adverse events or other safety concerns associated with our product candidates; or

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols or obtaining additional IRB or other approvals to conduct or complete clinical studies of our product candidates.

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
Even if a product candidate such as voxelotor is approved, regulatory authorities may still impose significant restrictions on its indicated uses, approved labeling, distribution or marketing or may impose ongoing requirements for potentially costly post-marketing studies. For example, in September 2019, we announced that the FDA accepted the filing of our NDA seeking accelerated approval for voxelotor under Subpart H, and if such accelerated approval is granted, we will be required to conduct at least one post-marketing confirmatory study to verify the clinical benefit of voxelotor. The FDA may restrict the approved labeling for voxelotor on any accelerated approval in a variety of ways, including with respect to the scope of the approved indication and may require statements of lack of demonstrated benefit (until demonstrated by our required post-marketing confirmatory study) or other restrictions or limitations in any approved product labeling under Subpart H. Furthermore, any new legislation addressing drug safety or other drug related issues could result in delays or increased costs to assure compliance. If voxelotor, inclacumab or any other product candidates that we may develop are approved, at a minimum they will each be subject to current standard ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of voxelotor, inclacumab or any other product candidates. For example, the development of voxelotor for the prophylactic treatment of SCD in pediatric patients is an important part of our current business strategy, and if we are unable to obtain regulatory approval for this product candidate for the desired age ranges or other key labeling parameters, our business is likely to suffer.
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
Although some of our employees have experience with commercializing products while employed at other companies, as a company we have no experience selling and marketing our product candidates, as a management team we have not commercialized any product candidates. To successfully commercialize voxelotor or any other products that may result from our development programs, we will need to develop commercial capabilities, either on our own or with others. We are building the infrastructure required for commercialization of our lead product candidate voxelotor to prepare for potential commercialization in the first half of 2020. This includes establishing a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize voxelotor in the United States, which is expensive, difficult, risky and time consuming. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities would adversely impact the commercialization of voxelotor or any other products, if any are approved.

Further, given our lack of prior experience in marketing and selling biopharmaceutical products, our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize voxelotor or any other product candidates, if any. As such, we may hire substantially more sales representatives or we may incur excess costs as a result of hiring more sales representatives than necessary. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. For example, Novartis has announced that the FDA has accepted for review an approval application for the biologic crizanlizumab for the potential treatment of patients with SCD, with a PDUFA target action date of January 15, 2020, and that they have submitted crizanlizumab for a conditional approval by the EMA, for potential approval in the third quarter of 2020. Without an internal team or the support of a third party to perform marketing and sales functions, we would be unable to compete successfully against more established companies.
The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.
Our target patient populations are small, and, accordingly, the pricing, coverage and reimbursement of our product candidates, if approved, must be adequate to support our commercial infrastructure. Our per-patient
prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. Accordingly, the availability of government funded or private insurance coverage for our product candidates for any approved indications, and the extent of reimbursement by governmental and private payors, will be essential for most patients to be able to afford expensive treatments, such as we expect ours to be assuming approval. For example, a significant percentage of patients with SCD in the United States rely on government programs for their coverage of drugs and other medical care, so the availability of federal and state coverage of voxelotor will be very important to the success of our potential commercialization efforts for voxelotor. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third party payors, like private health insurers, including health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, and government health administration programs, like Medicare and Medicaid. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.
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
Although we do not currently have any products on the market, our current and future operations may be directly, or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain our business and financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. We may also be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include the federal Anti-Kickback Statute, the federal False Claims laws, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Physician Payment Sunshine Act, and analogous state laws and regulations such as state anti-kickback and false claims laws and analogous
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

•	HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their respective implementing regulations, which imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy, security and transmission of individually identifiable health information, including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties applicable to business associates, and gave state attorneys general new authority to file civil actions for damage or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•	the U.S. Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

•	the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, as amended by the Education Reconciliation Act of 2010 and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

•	payment or reimbursement of prescription therapeutics by Medicaid or Medicare requires manufacturers to submit pricing information to CMS. The Medicaid Drug Rebate statute requires manufacturers to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for certain therapeutics. For therapeutics paid under Medicare Part B, manufacturers must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate. Many products are subject to an additional inflation penalty which can substantially increase rebate payments. In addition, the Veterans Health Care Act, or VHCA, requires manufacturers of drugs and biologics to calculate and report a different price to the Veterans Administration, or VA, which is used to determine the maximum price that can be charged to certain federal agencies, and includes an inflation penalty. All of these detailed and complex price reporting requirements create risk of submitting false information to the government, and potential for liability including under the False Claims Act;

•	the VHCA also requires manufacturers of covered therapeutics participating in the Medicaid program to enter into Federal Supply Schedule contracts with the VA through which their covered therapeutics must be sold to certain federal agencies at the price reported to the VA. This necessitates compliance with applicable federal procurement laws and regulations, including submission of commercial sales and pricing information, and subjects manufacturers to contractual remedies as well as administrative, civil, and criminal sanctions. In addition, the VHCA requires manufacturers participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics under the 340B program based on the manufacturer’s reported Medicaid pricing information. The 340B program has its own regulatory authority to impose sanctions for non-compliance;

•	analogous state laws and regulations, including: state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;

•	the Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts; and

•	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

Ensuring that our business activities (including our operations and arrangements with third parties) comply with applicable healthcare laws and regulations is complex, time-consuming, costly and could materially impact our operations. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse, price reporting or other healthcare laws and regulations. If our operations were found to be in violation of any of these requirements that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, disgorgement, individual imprisonment, debarment from governmental contracting and refusal of orders under existing contracts, and exclusion from government funded healthcare programs, such as Medicare and Medicaid, any of which could substantially disrupt our business and operations. If the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable requirements, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
The full impact on our business of the ACA, the potential impacts of any challenges including any laws repealing and/or replacing elements of it, as well as the political uncertainty surrounding any repeal or replacement legislation, remain unclear.
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
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies and development candidates that may compete with voxelotor and inclacumab for the potential treatment of SCD. For example, Novartis is developing crizanlizumab, which is a potential competitor of inclacumab. Both crizanlizumab and inclacumab are human monoclonal antibodies against
P-selectin
for the treatment of VOC in patients with SCD. Novartis has announced that the FDA has accepted for review an approval application for the biologic crizanlizumab for potential approval in the United States with a PDUFA target action date of January 15, 2020, and a conditional EMA approval application for a potential conditional approval in the third quarter of 2020. Their United States approval application, if approved, would result in a direct competitor entering the United States market significantly earlier than inclacumab and voxelotor as we expect to commercialize voxelotor in the first half of 2020. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development, marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.
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
Recruiting and retaining qualified scientific, medical, clinical, technical operations personnel and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize our product candidates. Competition to hire qualified personnel in our industry and geographic market is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Furthermore, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.
We expect to expand our product development capabilities and implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
As our development progresses and we build the infrastructure required for commercialization of voxelotor to prepare for potential launch, we are experiencing significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
Our business strategy currently incorporates potential international expansion as we evaluate data from our multi-national Phase 3 HOPE Study of voxelotor for the potential treatment of SCD inside and outside the United States, plan to conduct additional studies inside and outside the United States, and plan to seek to obtain regulatory approval to and commercialize voxelotor in patient populations inside and outside the United States. Doing business internationally involves a number of risks, including but not limited to:
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
In addition, certain events have caused, and may cause or contribute to global financial crises, which have triggered and may in the future lead to extreme volatility and disruptions in the capital and credit markets. For example, in June 2016, the United Kingdom (the “U.K.”), held a referendum in which voters supported the exit of the U. K. from the EU (“Brexit”), which could cause disruptions to and create uncertainty surrounding our business, including affecting our existing relationships with third parties that conduct some of our nonclinical studies and clinical trials and our ability to enter into new relationships with vendors and other third-party contractors, which could have an adverse effect on our business, financial results and operations. Brexit has already and could continue to adversely affect European and/or worldwide economic and market conditions and could continue to contribute to instability in the global financial markets. The measures could also adversely affect our ability to raise additional capital, potentially disrupt the markets in which we currently conduct and plan to conduct operations and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, changes in, and legal uncertainty with regard to, national and international laws and regulations may present difficulties for our clinical and regulatory strategy.
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
Our internal computer systems, or those of our third-party vendors, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.
Despite the implementation of security measures, our internal computer systems and those of our third-party vendors are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of data from completed or ongoing clinical trials or nonclinical studies for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting for the purpose of providing the reports required by Section 404. Based on our assessment and using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) criteria, our management, Chief Executive Officer and Chief Financial Officer, have concluded that, as of September 30, 2019, our internal control over financial reporting was effective. As required under Section 404 of Sarbanes-Oxley, our independent registered public accounting firm tested the design and operating effectiveness of our controls over financial reporting and provided an annual attestation report with respect to our internal control over financial reporting as of December 31, 2018. During the course of our or their subsequent review and testing, however, material weaknesses or significant deficiencies may be identified and we may be unable to remediate them before we must provide the required reports. If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from NASDAQ or other adverse consequences that would materially harm our business.
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
The market price of our common stock has experienced volatility since our initial public offering in August 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:
•	adverse results or delays in, or the halting of, our nonclinical studies or clinical trials, especially in our ongoing or future clinical program for voxelotor for the treatment of SCD;

•	reports of adverse events in our clinical program for voxelotor for SCD, or other indications that we may pursue, or clinical trials of any other product candidates that we may develop;

•	any delay in the review of, or potential action with respect to, the NDA we filed under Subpart H for voxelotor or our planned filing of an Investigational New Drug application, or IND, or NDA for inclacumab or for any other product candidates that we may develop and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;

•	failure to develop successfully and commercialize voxelotor, inclacumab or any other product candidates that we may develop;

•	adverse regulatory decisions affecting voxelotor, inclacumab or any other product candidates we may develop, including any delay in or denial of potential approval in accordance with our plans and expectations;

•	inability to obtain additional funding;

•	failure to prosecute, maintain or enforce our intellectual property rights;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	changes in laws or regulations applicable to future products;

•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to enter into or perform under strategic collaborations;

•	failure to meet or exceed any financial projections that we or the investment community may provide;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock; and

•	the other risks described in this “Risk Factors” section.

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
We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our 2015 Stock Option and Incentive Plan (the “2015 Plan”). The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, in January 2017 our board of directors approved our 2017 Inducement Equity Plan (“2017 Inducement Plan”). The 2017 Inducement Plan enables us and our subsidiaries to grant non-qualified
stock options and other equity-based awards to induce employees who are not currently employed by us or our subsidiaries to accept employment with us or our subsidiaries. As of September 30, 2019, the number of shares reserved for grant under the 2017 Inducement Plan was 190,775 shares, subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock. In addition, we have reserved shares of common stock for issuance pursuant to our 2015 Employee Stock Purchase Plan (“2015 ESPP”), which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of (i) 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2015 Plan, the 2017 Inducement Plan or the 2015 ESPP, our stockholders may experience additional dilution, and our stock price may fall.
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
Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 52.1% of our outstanding common stock as of September 30, 2019, based on the latest publicly available information.
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
We have broad discretion over the use of our capital resources consisting of cash and cash equivalents and short and long-term marketable securities. You may not agree with our decisions, and our use of our capital resources may not yield any returns to our stockholders. We expect to use our existing capital resources to continue the clinical development of voxelotor for the treatment of SCD, including in our ongoing Phase 3 HOPE Study and in our ongoing Phase 2a HOPE-KIDS 1 Study and planned clinical studies, our other research and development activities including other clinical and nonclinical studies, including for inclacumab, and for working capital and general corporate purposes. Our failure to apply our capital resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these resources. Our stockholders will not have the opportunity to influence our decisions on how to use our capital resources.
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

See the Exhibit Index on the page prior to the signature page to this Quarterly Report on Form
10-Q
for a list of the exhibits filed as part of this Quarterly Report, which Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Restated Certificate of Incorporation.	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws.	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

10.1#	Change in Control Policy				X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)				X

#	Represents a management compensation plan, contract or arrangement. Senior Management Team Members have been designated by the Compensation Committee of the Company’s Board of Directors and include all of the Company’s executive officers (other than the Chief Executive Officer), who shall each continue to be considered Senior Management Team Members for purposes of Change in Control Benefits so long as they are employed with the Company in any capacity.

*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form
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

Global Blood Therapeutics, Inc.

Date: November 7, 2019	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Jeffrey Farrow
Jeffrey Farrow Chief Financial Officer (Principal Financial Officer)