Form 10-K
period 2019-12-31
Global Blood Therapeutics, Inc.
filed 2020-02-26
CIK 1629137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to                .
Commission file number:
001-37539

Global Blood Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-4825712
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

171 Oyster Point Boulevard, Suite 300 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650)
 741-7700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	GBT	The NASDAQ Global Select Market
Securities registered under Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes
☒
    No
☐
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
of the Act.)    Yes
☐
    No
☒
The aggregate market value of the common stock held by
non-affiliates
of the registrant was approximately $3,070,754,389 as of June 30, 2019 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the registrant. Shares of common stock held by other persons, including certain holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2020, the registrant had 60,829,023 shares of common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders, to be filed subsequent to the date hereof with the Securities and Exchange Commission, or SEC, are incorporated by reference into Part III of this report. Such proxy statement will be filed with the SEC not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

GLOBAL BLOOD THERAPEUTICS, INC.
2019 FORM
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
•	our ability to successfully commercialize our approved product, Oxbryta ® (voxelotor) tablets as well as inclacumab or any other product candidate we may identify and pursue, if approved;

•	the potential market opportunity for, and rate and degree of market acceptance of, Oxbryta, inclacumab or any other product candidate we may identify and pursue, if approved;

•	the benefits of the use of Oxbryta, inclacumab or any other product candidate we may identify and develop;

•	the limitations of current treatment options for sickle cell disease, or SCD;

•	our ability to successfully maintain a sales force and commercial infrastructure and to commercialize Oxbryta and any other approved products (if any) effectively and in compliance with complex compliance and other requirements;

•	our ability to compete with companies currently commercializing or engaged in the clinical development of treatments for the disease indications that we pursue;

•	our ability to manufacture Oxbryta for commercial sale and clinical development in conformity with the FDA and other applicable requirements;

•	our reliance on third-party contract manufacturers to manufacture and supply Oxbryta and our product candidates;

•	our expectations regarding government and third-party payor coverage and reimbursement;

•	the timing and results of our continued development of Oxbryta, including, but not limited to, ongoing or planned clinical studies to satisfy post-approval confirmatory study requirements or to seek to expand approved product labeling;

•	the timing and results of our preclinical studies and clinical trials of inclacumab and any other product candidate we may develop;

•	our ability to leverage the safety data from prior clinical studies of inclacumab, which were not in patients with SCD, in our development of inclacumab;

•	our ability to enroll patients in and complete our clinical trials at the pace we project;

•	whether the results of our preclinical studies and clinical trials will be sufficient to support any or full domestic or foreign regulatory approvals for Oxbryta, inclacumab or any other product candidate we may develop;

•	our ability to obtain, including under any expedited development or review programs, and maintain any or full regulatory approval of Oxbryta, inclacumab or any other product candidates we may develop;

•	our ability to advance any other programs through preclinical and clinical development, and the timing and scope of these development activities;

•	our ability to maintain, or to recognize the anticipated benefits of, orphan drug designation for Oxbryta or to obtain orphan drug designation for any product candidate we may identify and pursue in the United States, Europe or any other jurisdiction;

•	our ability to maintain, or to recognize the anticipated benefits of, access to accelerated development and review programs through the FDA, such as the fast track and breakthrough therapy programs, or through the EMA’s PRIME program, for Oxbryta or any product candidate we may identify and pursue;

ii

•	our reliance on third parties to conduct our clinical trials;

•	our ability to retain and recruit key personnel;

•	our ability to obtain and maintain intellectual property protection for Oxbryta or any product candidate we may identify and pursue;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements, sufficiency of capital resources and our needs for or ability to obtain additional financing;

•	our financial performance;

•	developments and projections relating to our competitors or our industry;

•	our plans to explore strategic transactions to broaden our pipeline; and

•	our ability to implement our strategic plans for our business and technology.

We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. Some of the factors that could cause our actual results to differ materially from our expectations or beliefs are disclosed under the caption “Risk Factors,” as well as other sections of this report that include, without limitation: the results of our commercialization of Oxbryta, the potential safety, efficacy or other therapeutic benefits of Oxbryta and our product candidates, our capital resources, commercial market estimates, the timing for initiation of, availability of data from, and completion of, our ongoing and planned clinical trials and the results of these clinical trials, the pathways for regulatory approval of Oxbryta and our product candidates, our ongoing and future research and development efforts, patent protection, effects of healthcare reform, reliance on third parties, and other risks set forth below. All forward-looking statements speak only as of the date on which they are made and we disclaim any intent to update forward-looking statements to reflect subsequent developments or actual results. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this report, even if new information becomes available in the future. Thus, you should not assume that our silence over time means that actual events are bearing out as previously expressed or implied in any such forward-looking statement.
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
In this Annual Report on Form
10-K,
unless the context requires otherwise, “GBT,” “Company,” “we,” “our,” and “us” means Global Blood Therapeutics, Inc., together with our consolidated subsidiaries. Oxbryta, GBT Source Solutions and GBT Source are trademarks of GBT. This Form
10-K
also contains trademarks of third parties, and any such trademark is the property of its owner.
iii

PART I
Item 1.
Business
Overview
We are a biopharmaceutical company dedicated to the discovery, development and delivery of life-changing treatments that provide hope to underserved patient communities. Founded in 2011, GBT is delivering on its goal to transform the treatment and care of sickle cell disease, or SCD, a lifelong, devastating inherited blood disorder that is marked by red blood cell, or RBC, destruction and occluded blood flow and hypoxia, leading to anemia, stroke, multi-organ failure, severe pain crises, and shortened patient life span. As a result of the historic lack of treatment options, patients with SCD suffer serious morbidity and premature mortality.
It is estimated the prevalence of SCD is approximately 100,000 individuals in the United States, where newborn screening is mandatory, and approximately 60,000 individuals in Europe. The global incidence of SCD is estimated to be 250,000 to 300,000 births annually, and SCD is concentrated in populations of African, Middle Eastern and South Asian descent.
In late November 2019, we received U.S. Food and Drug Administration, or FDA, accelerated approval for our first medicine, Oxbryta
®
(voxelotor) tablets for the treatment of SCD in adults and children 12 years of age and older. Oxbryta, an oral therapy taken once daily, is the first
FDA-approved
treatment that directly inhibits sickle hemoglobin polymerization, the root cause of SCD.
The accelerated approval of Oxbryta is based on clinically meaningful and statistically significant improvements in hemoglobin levels, accompanied by reductions in RBC destruction (hemolysis). Data from our Phase 3 HOPE (Hemoglobin Oxygen Affinity Modulation to Inhibit HbS PolymErization) Study of 274 patients 12 years of age and older with SCD showed that, after 24 weeks of treatment, 51.1% of patients receiving Oxbryta achieved a greater than 1 g/dL increase in hemoglobin compared with 6.5% receiving placebo (p<0.001). The HOPE data also demonstrated corresponding improvements in other markers of hemolysis as well as a favorable safety and tolerability profile for Oxbryta.
In early December 2019, we began to make Oxbryta available to patients through our specialty pharmacy partner network. As part of this product launch, we are focused on securing reimbursement and expanding patient access. As part of our commitment to ensuring patient access, we established GBT Source Solutions
™
, a comprehensive program for patients who are prescribed Oxbryta that provides a wide range of practical, educational and financial support customized to each patient’s needs.
We are conducting and plan to conduct additional studies of Oxbryta, including our ongoing Phase 2a HOPE-KIDS 1 Study, an open-label, single- and multiple-dose Phase 2a study that is evaluating the safety, tolerability, pharmacokinetics and exploratory treatment effect of Oxbryta in pediatric patients aged 4 to 17 years with SCD, and, as a condition of accelerated approval, our Phase 3 HOPE-KIDS 2 Study, a post-approval confirmatory study we initiated in December 2019 that is using transcranial Doppler, or TCD, flow velocity to seek to demonstrate a decrease in stroke risk in children 2 to 15 years of age. We also expect to conduct additional clinical studies of Oxbryta, including to seek to expand the potential approved product label into younger pediatric populations.
Beyond Oxbryta, we are also engaged in other research and development activities, all of which are currently in earlier development stages. For example, we are advancing our SCD pipeline with inclacumab, a
p-selectin
inhibitor in development to address pain crises associated with the disease. In addition, our drug discovery team is working on new targets to develop the next generation of treatments for SCD.
As part of those efforts, we regularly evaluate opportunities to in-license,
acquire or invest in new business, technology or assets or engage in related discussions with other business entities. In December 2019, we entered into the License and Collaboration Agreement, or Syros Agreement, with Syros Pharmaceuticals, Inc., or Syros, to discover, develop and commercialize novel therapies for SCD and beta thalassemia. Under the Syros Agreement, Syros will use its leading gene control platform to identify therapeutic targets and discover drugs that potentially induce fetal hemoglobin, and we have an option to obtain an exclusive worldwide license to develop, manufacture and commercialize any compounds or products resulting from the collaboration, subject to Syros’ option to co-promote
the first product in the United States. We will continue to seek the best scientific approaches to transform the treatment of these devastating lifelong diseases.
Strategy
Our mission is to discover, develop and deliver life-changing treatments for people living with grievous blood-based disorders, starting with SCD. We believe that with our first approved medicine, Oxbryta, along with the innovative patient program we have developed to accompany it, GBT Source Solutions, we are well-positioned to address many of the needs of the SCD community. Oxbryta is the first and only
FDA-approved
sickle hemoglobin polymerization inhibitor, a new class of therapy, and it is broadly indicated in the United States for the treatment of SCD in adults and children 12 years of age and older.
Key elements of our strategy are to:
Drive successful U.S. launch of Oxbryta.
We launched Oxbryta in the United States in December 2019. Prior to this launch, our team began meeting healthcare providers, or HCPs, and payers in key markets to educate them on the role of anemia and hemolysis in SCD. Our field team, including a total of approximately 75 Sickle Cell Therapeutic Specialists and Regional Business Directors, are now focused on engaging with nearly 6,000 targeted HCPs to educate them on Oxbryta’s FDA approval and broad label. In addition, our payer team is engaging government and commercial payers to secure formulary coverage of Oxbryta, with an initial focus on the 17 states where 85% of SCD patients reside, and our goal is to secure broad coverage for Oxbryta by payers by the end of 2020.
To support the launch of Oxbryta, we created GBT Source Solutions, a high-touch program for patients, their families and HCPs that is utilized when Oxbryta is prescribed. GBT Source Solutions provides a wide range of real-time, ongoing, practical, educational, and financial support customized to each patient’s needs. GBT Source Solutions provides support by reviewing insurance coverage options and explaining benefits; working with the specialty pharmacy partner network to coordinate delivery of Oxbryta to wherever the patient chooses; helping with financial and co-pay
assistance for eligible patients; and helping patients stay on treatment as prescribed by their treating physicians with a nurse support team. GBT Source Solutions is supported by a team of highly trained professionals and regional, field-based patient navigators that will help patients and provide resources to help HCPs understand insurance requirements and other administrative details when prescribing Oxbryta.
Expand clinical data and potential approved product labeling supporting Oxbryta.
We have a comprehensive plan to continue to build clinical evidence supporting the safety and efficacy of Oxbryta, now that our Phase 3 HOPE Study that provided the support for accelerated approval of the product has concluded. This plan includes studies designed to demonstrate that improving hemoglobin and reducing hemolysis leads to an improvement in organ dysfunction—specifically focused on outcomes in the brain, lungs, kidneys and heart—and exercise capacity. We are continuing to study Oxbryta in the ongoing Phase 2a HOPE-KIDS 1 Study, an open-label, single- and multiple-dose Phase 2a study that is evaluating the safety, tolerability, pharmacokinetics and exploratory treatment effect of Oxbryta in pediatric patients aged 4 to 17 years with SCD, and our HOPE-KIDS 2 Study, a Phase 3 clinical trial that we intend to satisfy the FDA’s requirement for us to complete at least one post-approval confirmatory study. Initiated in December 2019, our HOPE-KIDS 2 Study is using TCD flow velocity to seek to demonstrate a decrease in stroke risk in children 2 to 15 years of age. In addition, we are planning a comprehensive program to gather and evaluate real world evidence and historical data to determine the long-term connection between improvements in hemoglobin and organ damage and longer-term outcomes, with an initial focus on stroke and silent infarct. These and other aspects of our overall clinical development program for Oxbryta are also intended to position us to be able to seek approval over time for product labeling for Oxbryta for patients younger than the current age limit (12 years old), down to as young as 9 months of age.
Secure regulatory approval and launch in Europe.
In Europe, there are approximately 60,000 SCD patients, the majority of which are in two countries, France and the United Kingdom. The European Medicines Agency, or EMA, has included Oxbryta in its Priority Medicines (PRIME) program, and the European Commission, or EC, has designated Oxbryta as an orphan medicinal product for the treatment of patients with SCD. We plan to meet with the EMA in the first half of 2020 to discuss the regulatory pathway for Oxbryta in Europe.
Advance inclacumab and develop next-generation of treatments for SCD and grievous blood disorders.
Our strategy includes the expansion of our product pipeline through the discovery and development of novel therapeutic approaches for SCD and grievous blood disorders. Our lead product candidate is inclacumab, a novel fully human monoclonal antibody against
p-selectin,
a clinically validated target for the reduction of vaso-occlusive crises, or VOCs. We are developing inclacumab as a treatment for VOC in patients with SCD and expect to initiate a pivotal clinical study in 2021. We also have a collaboration with Syros to discover, develop and commercialize novel therapies for SCD and beta thalassemia utilizing Syros’ gene control platform to identify therapeutic targets and discover small molecule drugs that induce fetal hemoglobin. In addition, our drug discovery and business development teams are actively working on new opportunities to expand our product pipeline.
Improve care for SCD patients worldwide.
The majority of the global SCD patient population is outside of the U.S., including more than 75% of the global incidence in sub-Saharan
Africa and large populations in India, the Middle East, and South America. Each of these regions represent unique challenges to providing access due to complex healthcare systems and will require a customizable approach that meets the needs of the local community. Our clinical programs include sites outside of the U.S. and all participants in our clinical trials will continue to receive Oxbryta until it is available in their countries. We are developing strategies to make Oxbryta available to all patients in these regions in a manner that is sustainable for us over the long-term.
Key 2019 Highlights
Regulatory/Commercial
•	In June 2019, we announced final agreement with the FDA on the design of the post-approval confirmatory study of Oxbryta, HOPE-KIDS 2, utilizing TCD flow velocity as the primary endpoint.

•	In the third quarter of 2019, we hired approximately 65 Sickle Cell Therapeutic Specialists, bringing our field team to approximately 75 members.

•	In September 2019, we announced that the FDA accepted for filing our New Drug Application, or NDA, seeking accelerated approval for Oxbryta and that the FDA granted Priority Review for the NDA, which provides for a six-month
review. Accordingly, our New Drug Application, or NDA, was assigned a Prescription Drug User Fee Act, as amended, or PDUFA, target action date of February 26, 2020.

•	In late November 2019, three months ahead of the FDA’s PDUFA target action date, the FDA granted accelerated approval for Oxbryta for the treatment of SCD in adults and children 12 years of age and older.

•	Upon the approval of Oxbryta, we launched GBT Source Solutions, a comprehensive program for patients who are prescribed Oxbryta that provides a wide range of practical, educational and financial support customized to each patient’s needs.

•	In early December 2019, Oxbryta was first made available in the United States through our specialty pharmacy partner network.

SCD Community
•	In September 2019, we hosted two
SCD-focused
conferences in Washington, D.C., including the 8
th
Annual SCD Therapeutics Conference, which highlighted the latest medical advances and future trends in the treatment of patients with SCD, and the 2019 SCD Access to Care Summit, which brought together members of the SCD community to discuss solutions toward improving access to care.

•	In June 2019, we awarded more than $200,000 in grants to five non-profit
organizations through our new Access to Excellent Care for Sickle Cell Patients Pilot Program (ACCEL). The program provides grant funding to support novel projects aimed at improving access to high-quality healthcare for individuals with SCD in the United States.

•	In July 2019, we launched two national SCD awareness campaigns,
Sickle Cell Speaks
, a patient-focused campaign that aims to break down stigmas and misconceptions associated with the disease, and
SCD Silent Damage
, which seeks to help healthcare professionals increase their understanding of SCD and the resulting cascade of clinical complications leading to high levels of morbidity and mortality in patients.

Medical Meeting Presentations and Publications
•	In June 2019,
24-week
data from all participants enrolled in the Phase 3 HOPE Study were presented during the Presidential Symposium at the 2019 European Hematology Association (EHA) Annual Congress and simultaneously published in
The New England Journal of Medicine.
The study findings showed that Oxbryta provided a rapid, statistically significant and sustained improvement in hemoglobin levels and reduced the incidence of worsening anemia and hemolysis.

•	Additional
post-hoc
analyses of the Phase 3 HOPE Study were presented at the 13th Annual Academy for Sickle Cell and Thalassemia Conference in London in October 2019 and at the 61
st
American Society of Hematology (ASH) Annual Meeting & Exposition in December 2019, providing greater insight into the safety and efficacy of Oxbryta.

•	We presented a number of abstracts related to our SCD research programs, including a study quantifying the impact of raising hemoglobin on TCD flow velocity levels in a real-world setting that provided increased confidence in the probability of success of our now ongoing post-approval confirmatory study of Oxbryta. The study examined children treated with hydroxyurea, and, over an observation period of up to four years, results showed that a therapeutic rise in hemoglobin was significantly associated with a reduction in TCD levels.

•	In January 2019, results from our Phase 1/2 study and the open-label extension demonstrating the safety, tolerability, pharmacokinetic and pharmacodynamic properties of Oxbryta in patients with SCD were published in Blood.

Corporate
•	In June 2019, we raised approximately $198.1 million in net proceeds from an underwritten public offering and in December 2019, we entered into a $150.0 million loan agreement with funds managed by Pharmakon Advisors LP, a leading global life sciences investment firm, and drew down the first tranche of $75.0 million with the close of the transaction.

•	In December 2019, we entered into a collaboration with Syros to discover, develop and commercialize novel therapies for SCD and beta thalassemia. Under the agreement, Syros will use its leading gene control platform to identify therapeutic targets and discover drugs that potentially induce fetal hemoglobin, and we have an option to obtain an exclusive worldwide license to develop, manufacture and commercialize any compounds or products resulting from the collaboration, subject to Syros’ option to co-promote
the first product in the United States.

•	We appointed a chief scientific officer and a chief human resources officer to our senior management team.

Overview of SCD
SCD is a devastating and rare inherited blood disorder that impacts hemoglobin, a protein carried by RBCs that delivers oxygen to tissues and organs throughout the body. It attacks every organ in the body and causes a wide range of complications, including inflammation, multi-organ damage and failure and early death. Many of these start with anemia and hemolysis. Beginning in childhood, patients suffer unpredictable and recurrent episodes or crises of severe pain due to blocked blood flow to organs, which often lead to physical and psychosocial disability. In addition, the constant destruction of RBCs with the release of their contents into the blood often leads to damaged or diseased blood vessels, which further exacerbate blood flow obstruction and multi-organ damage. Consequences of SCD can manifest in early childhood and may include stroke, spleen failure, pulmonary hypertension, acute chest syndrome, liver disease, kidney failure, leg ulcers, priapism, which is a medical emergency due to refractory penile erection, and premature death. In the United States, SCD has been estimated to shorten patient life expectancy by approximately 30 years even with available medical care.
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

SCD Patient and Community Impact
The Centers for Disease Control and Prevention, or CDC, estimates the prevalence of SCD at approximately 100,000 individuals in the United States, where newborn screening is mandatory. The incidence of SCD is estimated at approximately 1 in 2,000 to 2,500 newborns in the United States. It is estimated that the prevalence of SCD in Europe is approximately 60,000 individuals. The global incidence of SCD is estimated to be 250,000 to 300,000 births annually. SCD is concentrated in populations of African, Middle Eastern and South Asian descent.
Of SCD patients in the United States, approximately 45% are under the age of 18, and approximately 60% to 65% have the HbSS genotype, which is often referred to as sickle cell anemia, with the remaining 35% to 40% having other genotypes. In all genotypes of SCD, the mechanism that leads to the consequences of the disease involves the polymerization of HbS in its deoxygenated state, which results in RBC sickling. We believe that because of this common underlying mechanism, Oxbryta may show activity across all SCD genotypes. Our Phase 3 HOPE Study enrolled SCD patients with all genotypes of SCD.
SCD is associated with a high healthcare utilization and economic burden. It is estimated that in the United States, the annual cost of medical care for an SCD patient with complications is up to $286,000 and that end-organ
damage drives major healthcare utilization, with an average SCD patient receiving healthcare services for 30 to 54 days per year. In addition, there is potential for a significant financial burden on patients and society: it is estimated that SCD patients are deprived of approximately $700,000 in lost lifetime income, not including the impact on caregiver productivity. As a result, we believe that a safe, effective and convenient oral treatment for SCD has the potential to be well received by patients, physicians and payors.
Other Current Treatment Options
SCD remains a significant unmet medical need. Despite a dramatic increase in orphan drug approvals by the FDA in recent years, for many years there had been limited innovation in SCD.
The first drug approved to treat SCD, known as hydroxyurea, which was initially approved as a chemotherapy drug, was approved by the FDA in 1998 for the treatment of sickle cell anemia in adults with three or more painful crises per year. Hydroxyurea is not approved for pediatric SCD patients in the United States. The use of hydroxyurea is significantly limited by its side effect profile, variable patient responses and concerns regarding long-term toxicity. Hydroxyurea’s side effects include impairment of fertility, suppression of white blood cells, or neutropenia, and suppression of platelets, or thrombocytopenia, which place patients at risk for infection and bleeding.
In July 2017, the FDA approved
L-glutamine
oral powder for patients age five and older with SCD to reduce severe complications associated with the disorder. In January 2018, Emmaus Life Sciences, Inc., the marketer for Endari
®
(L-glutamine
oral powder) announced the availability of the product to patients. Endari is supplied to patients as powder that requires a large volume administration (5 grams—15 grams) mixed with liquid or food twice a day. In November 2019, the FDA approved Adakveo
®
(crizanlizumab) to reduce the frequency of VOCs, or pain crises, in adult and pediatric patients aged 16 years and older with SCD, and it was made available to patients before the end of 2019. Crizanlizumab is administered via a
30-minute
intravenous, or IV, infusion given once per month by a health care provider.

In addition to treatment with hydroxyurea,
L-glutamine
and crizanlizumab, transfusions with normal blood are an option to help alleviate anemia, which is a common symptom of SCD, and reduce sickling of RBCs. Blood transfusions have a number of limitations, including the expense of treatment, lack of uniform accessibility and risks ranging from allergic reactions to serious complications such as blood-borne infection and iron overload, which can cause organ damage. The only potentially curative treatment currently available for SCD patients is bone marrow transplantation, which requires a suitable matching donor and carries significant risks, including an approximately 5% mortality rate. Despite these other current treatment options, blood transfusion and palliative therapy for acute pain attacks, patients with SCD continue to suffer serious morbidity and premature mortality.
In light of the devastating effects of SCD on patients and the high costs of care for these patients, there has been a significant unmet need for a treatment that:
•	inhibits abnormal hemoglobin polymer formation, the underlying mechanism of RBC sickling;

•	stops inappropriate RBC destruction and improves blood flow and oxygen delivery to tissues;

•	reduces hemolytic anemia that leads to chronic organ damage and early mortality in patients with SCD;

•	prevents or reduces the episodes or crises of severe pain associated with SCD;

•	modifies the long-term course of the disease;

•	is effective in all SCD genotypes and in both children and adults;

•	has a more favorable side effect profile than currently available therapies; and

•	is available as a convenient, oral therapy.

Oxbryta—Our Newly Marketed Medicine
In November 2019, we received FDA accelerated approval for Oxbryta for the treatment of SCD in adults and children 12 years of age and older. Oxbryta, an oral, once-daily therapy, is the first
FDA-approved
treatment that directly inhibits sickle hemoglobin polymerization, the root cause of SCD. We believe the label for Oxbryta highlights several important attributes for physicians and patients, including:
•	A broad indication for use with no hemoglobin level restrictions and no clinically significant differences in the pharmacokinetics based on age, sex, body weight or mild to severe renal impairment

•	A specific description of Oxbryta as a hemoglobin S polymerization inhibitor that may inhibit RBC sickling, improve RBC deformability, and reduce whole blood viscosity

•	No restriction on use with or without hydroxyurea

•	Clinical data highlights from the HOPE Study, including the subject-level change from baseline in hemoglobin at week 24 in patients who completed 24 weeks of treatment with Oxbryta 1500 mg dose or placebo

Overview of Hemoglobin Biology and Oxbryta’s Mechanism of Action
Hemoglobin transports oxygen from the lungs to the body’s tissues, releases oxygen into the tissues, and returns carbon dioxide from the tissues back to the lungs by changing its shape to be high affinity for oxygen in the lungs, where oxygen is abundant, and low affinity for oxygen in the tissues, where oxygen must be released. An important tool for assessing how readily hemoglobin acquires and binds oxygen in the lungs and releases oxygen into the tissues is the oxygen equilibrium curve, or OEC. The OEC represents the proportion of oxyhemoglobin, measured as the percentage of oxygen saturation (O2 % saturation) on the vertical axis relative to the amount of oxygen dissolved in blood, indicated as the oxygen tension, or partial pressure of oxygen (pO2) measured in millimeters of mercury (mmHg), on the horizontal axis.

We have demonstrated in preclinical models that our novel hemoglobin modifiers, including Oxbryta, bind to hemoglobin, resulting in increased oxygen affinity. The effect of Oxbryta on the measured OEC is a shift of the curve to the left. In other words, at a given prevailing oxygen tension in the blood, we have observed a higher percentage of oxygen saturation, or a higher proportion of oxyhemoglobin in the blood, following the administration of Oxbryta.
In several studies of SCD, scientists have demonstrated that hemoglobin in the oxygenated state is a potent inhibitor of HbS polymerization. Since HbS polymerization occurs in the deoxygenated state, we believe that increasing the proportion of oxyhemoglobin, or “left-shifting” the OEC, should delay the polymerization of HbS and prevent the sickling of RBCs, which may ameliorate many of the clinical manifestations of SCD. Importantly, we are able to measure the proportion of hemoglobin modification (%HbMOD), which is expressed as the percentage of hemoglobin molecules occupied or bound by Oxbryta.
HbF, which is present during fetal development and persists for up to six to nine months in infants until it is replaced by adult hemoglobin, has an inherent high affinity for oxygen, which is critical for a developing fetus to capture oxygen from the mother’s blood. Newborns with SCD do not experience RBC sickling until approximately six to nine months of age, after which HbF is no longer expressed. Additionally, it has been observed that rare individuals who have inherited the HbS mutation and a gene deletion that allows them to continue to express 10% to 30% HbF in their RBCs into adulthood do not exhibit the clinical manifestations of SCD, despite expressing up to 90% HbS in their blood. HbF dilutes the concentration of deoxygenated HbS that can participate in polymerization, and, thereby, prevents hemoglobin polymer from forming.
Based on these observations, we believe that to delay polymerization of HbS, Oxbryta would need to bind to only approximately 10% to 30% of the total hemoglobin in a patient’s blood. One theoretical concern regarding increasing the affinity of hemoglobin for oxygen is that excessive oxygen affinity could prevent hemoglobin from releasing oxygen into the tissues, thus causing hypoxia. However, we have not observed any findings from our clinical programs that demonstrated any evidence of such tissue impairment. Based on HbF data, our animal toxicology studies, and our clinical studies, we believe our target modification of the total hemoglobin in a patient’s blood would not adversely compromise oxygen delivery to the tissues. This is supported by exercise testing we have performed in SCD patients and healthy volunteers showing normal oxygen consumption and the absence of a dose level or exposure related increase in erythropoietin levels in patients enrolled in the HOPE Study.
Oxbryta increases hemoglobin’s affinity for oxygen by binding to the alpha-chain of hemoglobin. Oxbryta has been observed to keep a proportion of HbS in its oxygenated state so it cannot participate in polymerization. Similar to HbF, by diluting total HbS with a proportion of Oxbryta-bound hemoglobin, Oxbryta prevents hemoglobin polymer formation. Based on its mechanism of action, we believe that Oxbryta can reduce the physical and clinical manifestations of SCD.
Overview of Phase 3 and Ongoing Oxbryta Clinical Trials
Phase 3 HOPE Study
We recently completed a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of Oxbryta in adult and adolescent patients with SCD that we refer to as the HOPE (Hemoglobin Oxygen Affinity Modulation to Inhibit HbS PolymErization) Study, the interim results of which we used as the basis for our accelerated approval under Subpart H of FDA’s NDA regulations. Data from the Phase 3 HOPE Study of 274 patients 12 years of age and older with SCD showed that the HOPE Study met its primary endpoint of an improvement in hemoglobin greater than 1 g/dL at 24 weeks with Oxbryta 1500 mg compared with placebo: After 24 weeks of treatment, 51.1% of patients receiving Oxbryta achieved a greater than 1 g/dL increase in hemoglobin compared with 6.5% receiving placebo (p<0.001). In addition, the data demonstrated corresponding improvements in other markers of hemolysis as well as a favorable safety and tolerability profile for Oxbryta. These interim Phase 3 HOPE data were published in the June 2019 issue of the
New England Journal of Medicine
.

In connection with the accelerated approval of Oxbryta, we have agreed with the FDA to submit the final study report by September 2020. We also agreed with the FDA to complete at least five years of follow-up
for all patients on treatment and submit to the FDA interim reports each year in June from 2021 to 2025.

Additional Studies
We are conducting and plan to conduct additional clinical trials of Oxbryta, including our ongoing Phase 2a HOPE-KIDS 1 Study, our recently initiated Phase 3 HOPE-KIDS 2 Study and our recently initiated dose optimization study.
Phase 2a HOPE-KIDS 1 Study
We are continuing to evaluate the safety and pharmacokinetics of single and multiple doses of Oxbryta in adolescent and pediatric patients with SCD in an ongoing Phase 2a clinical trial, which we call the HOPE-KIDS 1 Study. Initiated in August 2016, our ongoing HOPE-KIDS 1 Study is an open-label, single- and multiple-dose Phase 2a study that is evaluating the safety, tolerability, pharmacokinetics and exploratory treatment effect of Oxbryta in pediatric patients aged 4 to 17 years with SCD. Part A of the study evaluated a single 600 mg dose of Oxbryta in 13 patients aged 6 to 17 years, while Part B was designed to explore Oxbryta at doses of 900 mg and 1500 mg per day administered to 40 patients ages 12 to 17 for 24 weeks. Part C of the study will evaluate Oxbryta at 1500 mg dose (or weight-based equivalent) in patients age 4 to 17 years for up to 48 weeks, and Part D of the study will evaluate the safety of Oxbryta at the weight based equivalent of 1500 mg in patients age 9 months to under 4 years as measured by Treatment Emergent Adverse Events, or TEAEs, and Serious Adverse Events, or SAEs.
Part A pharmacokinetics, or PK, data in adolescents (12 to 17 years) demonstrated that the PK and half-life of Oxbryta were similar in adolescents and adults with results supporting once-daily dosing. Part A data for pediatric patients (6 to 11 years) demonstrated that PK exposures were higher in children compared with adolescents and adults, which informed dose selection for future pediatric studies in children under 12 years of age.
The primary objective of Part B was to assess the effect of Oxbryta on anemia. Secondary objectives include effect on clinical measures of hemolysis and PK profile. Additionally, we were able to assess the exploratory endpoint of TCD flow velocity measures in this study as TCD is a measure of stroke risk in pediatric and adolescent SCD patients. TCD measurement was not a primary or secondary endpoint or eligibility criteria in the HOPE
KIDS-1
Study. Part B demonstrated a hematologic response to Oxbryta therapy, as evidenced by improvements in one or more markers of hemolysis and anemia (hemoglobin, unconjugated bilirubin and percentage reticulocyte counts).
Part C is currently enrolling patients age 4 to 17 years and will assess, as its primary endpoint, change in cerebral blood flow as measured by TCD flow velocity. Secondary measures include effect on clinical measures of hemolysis, change in cerebral blood flow and PK profile. We currently expect to complete the study in 2022.
Part D is expected to begin enrolling patients age 9 months to under 4 years in the first half of 2020, and will assess, as its primary endpoint, the safety of a weight based equivalent of 1500 mg. Secondary measures include effect on clinical measures of hemolysis and PK profile.
Phase 3 HOPE-KIDS 2 Study
As a condition of accelerated approval of Oxbryta in the United States, and to potentially obtain full regulatory approval for Oxbryta, we will continue to study Oxbryta in the HOPE-KIDS 2 Study, a post-approval confirmatory study we initiated in December 2019 that is using TCD flow velocity to seek to demonstrate a decrease in stroke risk in children 2 to 15 years of age. Initiated in December 2019, HOPE-KIDS 2 is a randomized, placebo-controlled Phase 3 trial that will enroll approximately 220 patients with conditional TCD flow velocity
(170-199
cm/sec) at about 50 sites in the United States, Europe and Africa. The primary objective of the study is to evaluate the effect of Oxbryta on reducing the risk of stroke in children with SCD at 24 weeks months using mean change in TCD levels. Key secondary measures include conversion to normal or abnormal TCD at 96 weeks, change in hemoglobin over time and effect on clinical measures of hemolysis. The overall treatment period will be 96 weeks, and, in connection with the accelerated approval of Oxbryta, we have agreed with the FDA to submit the interim study report by July 2025, complete the trial by March 2026 and to submit the final study report by September 2026.
Dose Optimization Study
As part of our overall life cycle management for Oxbryta, we recently initiated a Phase 2 clinical trial to assess higher doses of Oxbryta, up to 3000 mg per day.
General
The HOPE-KIDS 1 Study, the HOPE-KIDS 2 Study and other aspects of our overall clinical development program for Oxbryta are also intended to position us to be able to seek approval over time for product labeling for Oxbryta for patients younger than the current age limit (12 years old), down to as young as 9 months of age.
Sales and Marketing
We assembled our commercial team and infrastructure, including approximately 75 internal sales personnel, key payer account management, marketing and patient and distribution support, ahead of our FDA approval of Oxbryta as part of our plan to commercialize Oxbryta as soon as practicable after approval. As such, we were able to make Oxbryta available in early December 2019. We expect to be able to efficiently support the commercial launch of Oxbryta with this targeted commercial organization. This expectation is due in part to the relatively limited number of SCD patients in the United States and them being primarily located in only 17 states. In addition, the prescribing audience is concentrated as many SCD patients receive care from a hematologist or another sickle cell care provider.
We are also providing a comprehensive patient support program, called GBT Source Solutions, to support our commercialization. This high-touch support program helps patients through the entire process by

(i) reviewing insurance coverage options and explaining benefits; (ii) working with the specialty pharmacy partner network to coordinate delivery of Oxbryta to wherever the patient chooses; (iii) helping with financial and copay assistance for eligible patients; and (iv) helping patients stay on treatment as prescribed by their treating physicians with a nurse support team.
With respect to commercializing Oxbryta outside of the United States, we are beginning to build a small team and additional capabilities that may be necessary to effectively support such potential commercialization, subject to any required approval. These capabilities will likely focus on a limited number of core European markets, where SCD is prevalent. Where appropriate, we may also utilize strategic partners, distributors or contract sales forces to expand the commercial availability of Oxbryta.
We currently do not expect that we will require large pharmaceutical partners for the commercialization of Oxbryta or our product candidates, although we may consider partnering in certain territories, New Molecular Entities, or NMEs, or indications for other strategic purposes. We intend to continue to evaluate our commercialization strategy as we advance our preclinical programs in other rare disease indications.
Competition
The biopharmaceutical industry is highly competitive. There are many public and private biopharmaceutical companies, universities, governmental agencies and other research organizations actively engaged in the research and development of products that may be similar to our product candidates or address similar markets. In addition, the number of companies seeking to develop and commercialize products and therapies similar to Oxbryta and our product candidates is likely to increase.
With respect to Oxbryta, we expect to face competition from the three currently
FDA-approved
treatments: hydroxyurea (marketed as DROXIA or Hydrea by Bristol-Myers Squibb Company as well as in generic form), approved to reduce the frequency of painful crises and need for blood transfusions in patients with sickle cell anemia for the treatment of adults with SCD; Endari (marketed by Emmaus), approved to reduce acute complications of SCD in patients age five years and older; and crizanlizumab (marketed by Novartis), approved to reduce the frequency of VOCs in adult and pediatric patients aged 16 years and older with SCD. Several companies are also developing product candidates for chronic treatment in SCD, and several other companies are in early clinical trials to investigate new mechanisms of action for the chronic treatment of SCD. We also may face competition from one-time
therapies for patients with severe SCD, including hematopoietic stem cell transplantation, gene therapy and gene editing. For example, bluebird bio, Inc., is currently engaged in the clinical development of LentiGlobin BB305, which aims to treat SCD by inserting a functional human beta-globin gene into the patient’s own hematopoietic stem cells, or HSCs, ex vivo and then transplanting the modified stem cell into the patient’s bloodstream. Bluebird has indicated its plans to pursue an accelerated development and approval pathway for its gene therapy product in SCD. Several agents are also in development for the treatment of VOC in patients with SCD.
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

European Union Regulatory Path for Oxbryta
We have been engaged in discussions with European regulatory authorities to define the regulatory pathways for marketing authorization for Oxbryta. The objectives of these regulatory interactions include discussion of pivotal study design, trial endpoints and the continued development of Oxbryta, including in pediatric patients. We expect to provide an update on the EU regulatory pathway in the first half of 2020.
In November 2016, the European Commission, or EC, granted Orphan Drug Designation status in the European Union, or EU, for Oxbryta for the treatment of SCD. In June 2017, the EMA granted PRIME designation for Oxbryta for the treatment of SCD. The PRIME program is a regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need.
Manufacturing
We are commercializing a solid oral formulation of a tablet form of Oxbryta, and we believe we have obtained an adequate supply of Oxbryta to satisfy our immediate commercial, clinical and nonclinical demands. We are also developing a pediatric formulation of Oxbryta for use in clinical trials.
With respect to manufacturing, we do not own or operate or have any plans to establish any manufacturing facilities. We currently depend on third-party contract manufacturing organizations, or CMOs, for all of our requirements of raw materials, drug substance and drug product for our commercial, clinical and nonclinical activities for our portfolio, and we have entered into commercial manufacturing agreements with some of our CMOs to support Oxbryta commercialization. We intend to continue to rely on CMOs for the commercialization as well as continued development of Oxbryta, as well as the development and commercialization of any other product candidates, including inclacumab. Although we rely on CMOs, we have personnel and third-party consultants with extensive manufacturing experience to oversee the relationships with our contract manufacturers.
To decrease the risk of an interruption to our drug supply, when we believe it is reasonable for us to do so, we source materials from multiple suppliers so that, in general, the loss of any one source of supply should not have a material adverse effect on commercial production, project timelines or inventory of supplies for our studies or clinical trials. However, currently we have only one or a limited number of suppliers for some of these materials for Oxbryta and for other programs, and the loss of a primary source of supply could potentially delay the availability of Oxbryta or delay our development programs. We intend to maintain a safety stock of certain materials to help avoid delays in production, but we do not know whether such stock will be sufficient. In addition, while we currently have only one commercial manufacturer for drug substance and finished drug product for Oxbryta, we have identified potential second sources and are working to establish additional sources of commercial supply. There is no guarantee as to if or when we may establish such additional sources or whether they will be adequate in all circumstances we may encounter.
Development Pipeline
Our goal is to build a robust product pipeline focused on the discovery and development of novel therapeutic approaches for SCD and grievous blood disorders. We have an active business development strategy that may provide new opportunities to expand our product pipeline with next-generation treatments for SCD. To this end, we have entered into agreements with F.
Hoffmann-La
Roche Ltd. and
Hoffmann-La
Roche Inc. (together, “Roche”) and Syros.
License Agreement with F.
Hoffmann-La
Roche Ltd. and
Hoffmann-La
Roche Inc.
In August 2018, we entered into the License Agreement, or Roche Agreement, with Roche pursuant to which Roche granted us an exclusive and sublicensable worldwide license under certain patent rights and know-how
to develop and commercialize inclacumab, a novel fully human monoclonal antibody against
p-selectin,
including any modified compounds targeting
p-selectin
and derived from inclacumab, for all indications and uses, except diagnostic use. Roche retained a non-exclusive,
worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use.
We are developing inclacumab as a treatment for VOCs in patients with SCD, and we expect to be able to leverage the safety data from Roche’s prior clinical studies, which were not in patients with SCD, as we proceed with our development of inclacumab. We expect to submit an Investigational New Drug application, or IND, to the FDA for inclacumab in 2021.
Under the Roche Agreement, we paid Roche an upfront payment of $2.0 million, and we will pay Roche up to an aggregate of $125.5 million in milestone payments for the SCD indication, including up to $40.5 million based on achievement of certain clinical development and regulatory milestones for inclacumab in the sickle cell disease indication, and up to $85.0 million based on achievement of certain thresholds for annual net sales of inclacumab. We will also pay Roche up to an additional $5.5 million in milestone payments, which are owed to a third party, based on achievement of such clinical development and regulatory milestones for inclacumab. We will also pay Roche up to $19.25 million in milestone payments based on achievement of certain clinical development and regulatory milestones for inclacumab for any other indication than the SCD indication. We have the right to sublicense our rights under the Roche Agreement to our affiliates without Roche’s consent. Subject to certain conditions and limitations, including Roche’s right of first negotiation described below, we will also have the right to sublicense our rights under the Roche Agreement to non-affiliates
pursuant to partner agreements with Roche’s prior written consent, which will not be unreasonably withheld or delayed. If at any time prior to the expiration of royalty or other payment obligations under the Roche Agreement, or the earlier termination of the Roche Agreement, we intend to enter into a partner agreement to sublicense rights to inclacumab, then Roche will have a right of first negotiation during an exclusivity period to negotiate in good faith with us the terms and conditions of such proposed transaction.
Collaboration with Syros Pharmaceuticals, Inc.
In December 2019, we entered into the Syros Agreement to discover, develop and commercialize novel therapies for SCD and beta thalassemia. Under the agreement, Syros will use its leading gene control platform to identify therapeutic targets and discover small molecule drugs that potentially induce fetal hemoglobin, and we have an option to obtain an exclusive worldwide license, with the right to sublicense, under relevant intellectual property rights and know-how
of Syros arising from the collaboration, to develop, manufacture and commercialize any compounds or products resulting from the collaboration, subject to Syros’ option to co-promote
the first product in the United States. If we exercise the option, we will be responsible for all development, manufacture, regulatory activities and commercialization of the compound or product. Syros and we will be responsible for our own costs incurred to conduct research activities, except that we will fund up to $40.0 million in preclinical research for at least three years. Unless earlier terminated or extended, the research program under the agreement will end on the third anniversary of the agreement.
Under the Syros Agreement, we paid Syros an upfront payment of $20.0 million, and, if we exercise the option, we may be obligated to pay Syros up to $315.0 million in option exercise, development, regulatory, commercialization and sales-based milestones per product candidate and product resulting from the collaboration. We will also be obligated to pay Syros, subject to certain reductions, tiered mid-
to high-single digit royalties as percentages of calendar year net sales on any product resulting from the collaboration.
Intellectual Property
We strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining patents and patent applications intended to cover Oxbryta and our product candidates and compositions, their methods of use and processes for their manufacture, and any other aspects of inventions that are commercially important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.
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
Patents
Our patent portfolio includes multiple issued U.S. patents, as well as multiple U.S. and foreign patent applications in various stages of prosecution or allowance. Our primary patents and patent applications relate to our general HbS intellectual property portfolio, which includes Oxbryta and its development program and/or analogs.
Our HbS intellectual property portfolio is comprised of multiple patent families of patents and patent applications relating to Oxbryta and/or analogs that inhibit Hb polymerization. These patent families include patents and patent applications specifically related to Oxbryta, covering certain compositions of matter, methods of use, method of manufacture, formulations, and polymorphs of Oxbryta and analogs. These patent applications are pending in a variety of jurisdictions, including the United States, jurisdictions under the Patent Cooperation Treaty and other countries.
With regard to Oxbryta specifically, we are the sole owner of issued U.S. patents covering Oxbryta, including its composition of matter, methods of use, formulations and polymorphs of Oxbryta. These issued U.S. patents covering Oxbryta will expire between 2032 and 2037, absent any applicable patent term extensions. Any patents that may issue from our pending patent applications relating to Oxbryta in the United States or from corresponding foreign patent applications, if issued, are expected to expire between 2032 and 2037, absent any applicable patent term extensions. Some of these pending patent applications are jointly owned by us and Regents of the University of California, or the Regents, as described below.
Our other patents in our HbS intellectual property portfolio are comprised of additional issued U.S. patents covering Oxbryta analogs. These patents, and any patents that may issue from our pending patent applications relating to Oxbryta analogs in the United States or from corresponding foreign patent applications, if issued, are currently expected to expire between 2032 and 2039, absent any applicable patent term extensions. Some of these pending patent applications are jointly owned by us and the Regents, as described below.
In addition, we have exclusively licensed from the Regents worldwide patent rights covering Oxbryta and certain Oxbryta analogs, some of which patent rights we jointly own with the Regents. In exchange for our exclusive license, we have agreed to pay a royalty to the Regents of less than 1% on future net sales and to use commercially reasonable efforts to develop, manufacture, market and sell the products covered by the licensed patents. The risks associated with joint ownership of patent rights are more fully discussed under “Risk Factors—Risks Related to Our Intellectual Property.”
Beyond our HbS intellectual property portfolio, we own other issued U.S. and foreign patents, seek to obtain additional issued patents, and file patent applications relating to our other research and development programs over time.
Patent term
The base term of a U.S. patent is 20 years from the filing date of the earliest-filed non-provisional
patent application from which the patent claims priority, assuming that all maintenance fees are paid. The term of a U.S. patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the USPTO, the extent of which is offset by delays by the patent owner before the USPTO in obtaining the patent. In some cases, the term of a U.S. patent is shortened by a terminal disclaimer that reduces its term to that of an earlier-expiring patent. The term of a U.S. patent may be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, to account for at least some of the time the drug is under development and regulatory review after the patent is granted. With regard to a drug for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of the term of one U.S. patent that includes at least one claim covering the composition of matter of an
FDA-approved
drug, an
FDA-approved
method of treatment using the drug and/or a method of manufacturing the
FDA-approved
drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended
expiration of the patent or 14 years from the date of the FDA approval of the drug. Some foreign jurisdictions, including Europe and Japan, have analogous patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency. Following the FDA approval of Oxbryta, we applied for patent term extension Oxbryta, and we would expect to do the same for any other eligible product candidate that receives FDA approval in the future.
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
U.S. drug development
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, voluntary product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.
Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States. The process generally involves the following:
•	completion of extensive nonclinical studies in accordance with applicable regulations, including the FDA’s GLP regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices, or GCPs, and other clinical-trial related regulations to establish the safety and efficacy of the investigational drug for each proposed indication;

•	submission to the FDA of an NDA for a new drug;

•	a determination by the FDA within 60 days of its receipt of an NDA whether to accept it for filing and review;

•	satisfactory completion of an FDA
pre-approval
inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with current good manufacturing practices, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	potential FDA audit of the nonclinical study and/or clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

The nonclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for any of our product candidates, will be granted on a timely basis, or at all. The data required to support an NDA are generated in two distinct development stages: nonclinical and clinical. The nonclinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human
toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing in humans. As the drug sponsor, we must submit the results of the nonclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans, and must become effective before human clinical trials may begin.
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

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval, to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA. In addition, as part of an accelerated approval such as we received for Oxbryta under the FDA’s Subpart H regulations, at least one post-marketing study to verify clinical benefit is required.
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
A manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product or regenerative advanced therapy.
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
Under PDUFA, each NDA is typically accompanied by a user fee (adjusted on an annual basis). According to the FDA’s fee schedule, effective through September 30, 2020, the user fee for an NDA is $2,942,965. PDUFA also imposes an annual prescription drug product program fee for human drugs ($325,424). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business having fewer than 500 employees. Additionally, an application for a product that has been designated as a drug for a rare disease or condition (referred to as an orphan drug) under section 526 of the FDCA is not subject to an application fee unless the application includes an indication for other than a rare disease or condition. Oxbryta for the treatment of SCD has been granted orphan drug designation by the FDA and by the EC.
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
In addition, under Subpart H of the FDA’s NDA regulations, which governs accelerated approval, the FDA may approve an NDA for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. The FDA grants accelerated approval under Subpart H for new drugs that address serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments, and the NDA for Oxbryta was approved by the FDA under Subpart H. Drugs approved under Subpart H, such as Oxbryta, are required to be further evaluated in at least one post-marketing study to verify clinical benefit. As a condition of accelerated approval, the FDA may also impose marketing restrictions to limit distribution or use to assure safe use of the drug, although the FDA did not impose any such requirements for the accelerated approval of Oxbryta. Pursuing accelerated approval under Subpart H does not ensure faster development timelines or ensure regulatory approval.
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
United States Orphan drug designation
We were granted orphan drug designation by the FDA in 2015 for Oxbryta for the treatment of SCD. Under the Orphan Drug Act in the United States, the FDA may grant orphan designation to a drug product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States (or more than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making available in the United States a drug for such disease or condition will be recovered from sales in the United States of such drug). Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but does confer other potential development and commercialization benefits as described below.
Our NDA seeking approval for Oxbryta for the treatment of SCD qualified for the orphan user fee exemption from the PDUFA application fee. In addition, we should qualify for additional incentives, including tax credits for qualifying clinical trials of Oxbryta, and Oxbryta will also qualify for a substantial period of market exclusivity. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, or by providing a major contribution to patient care. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product for a different indication than that for which the orphan product has exclusivity. A competitor could also block the approval of one of our products for seven years by obtaining orphan product exclusivity for the same product (or a competitor product that contains our product candidate) for the same indication we are seeking. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union, or EU, has similar, but not identical, requirements and benefits.
Expedited development and review programs
In addition to the US orphan drug designation, Oxbryta received a Fast Track designation from the FDA for the potential treatment of SCD. The FDA’s Fast Track program is intended to expedite or facilitate the process for reviewing new drugs that are intended to treat a serious or life threatening condition, where nonclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to both the product and the specific indication for which it is being studied.
Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval under Subpart H. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review. Our NDA for Oxbryta was reviewed by the FDA pursuant to priority review and received accelerated approval under Subpart H.
Additionally, Oxbryta also received a breakthrough therapy designation from the FDA for the potential treatment of SCD. The benefits of breakthrough therapy designation include the same benefits as a Fast Track designation, in addition to intensive guidance from the FDA to ensure an efficient drug development program. Fast Track designation, priority review, accelerated approval and breakthrough designation do not change the standards for approval but may expedite the development or approval process.
Pediatric information
Under the Pediatric Research Equity Act, or PREA, as amended, an NDA or supplement to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration is required to submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase
2 meeting or, if there is no
end-of-Phase
2 meeting as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. Generally, a drug product that has an indication for which orphan drug designation has been granted is exempt from the requirement to contain an assessment of the safety and effectiveness of the product for the claimed indication in pediatric patients. Thus, our NDA for Oxbryta was not required to have this PREA assessment.
Post-marketing requirements
Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, monitoring and recordkeeping activities, submission of an NDA annual report, reporting of adverse experiences, product sampling and distribution requirements, and complying with complex promotion and advertising requirements, which include restrictions on promoting drugs for uses or for patient populations for which the drug was not approved (known as
“off-label
use”), and limitations on industry-sponsored scientific and educational activities and on interactions with healthcare providers. Although physicians may prescribe legally available drugs for off-label
uses, manufacturers may not market or promote such
off-label
uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with the first use of these materials, and may be required to be reviewed in advance in certain circumstances such as a new product launch, including for drugs such as Oxbryta that are approved pursuant to the FDA’s Subpart H accelerated approval regulations. After 120 days following marketing approval, promotional materials for accelerated approval drugs must be submitted 30 days prior to use. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the pharmaceutical company may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require additional data or the conduct of additional nonclinical studies and clinical trials. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, including a Risk Evaluation and Mitigation Strategy, or REMS, or the conduct of post-marketing studies to assess a newly discovered safety issue. The FDA has authority to require post-market studies, in certain circumstances, on reduced effectiveness of a drug and the FDA may require labeling changes related to new reduced effectiveness information.
Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in
and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a
10-year
period that is expected to culminate in November 2023. The law’s requirements include the quarantine and prompt investigation of a suspect product, to determine if it is illegitimate, and notifying trading partners and the FDA of any illegitimate product. Drug manufacturers and their collaborators are also required to place a unique product identifier on prescription drug packages. This identifier consists of the National Drug Code, serial number, lot number and expiration date, in the form of a two dimensional data matrix barcode that can be read by humans and machines.
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
Orange Book Listing
Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A Section 505(b)(2) NDA is an application in which the applicant, in part, relies on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. Limited changes must be preapproved by the FDA via a suitability petition. ANDAs are termed “abbreviated” because they are generally not required to include nonclinical and clinical data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro
,
in vivo
, or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug.
In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents having claims that cover the applicant’s product and method of use. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book. These products may be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.
Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must make patent certifications to the FDA relating to patents submitted to the FDA for the reference product: (1) that no patent information on the reference drug or method of use that is the subject of the application has been submitted to the FDA; (2) that any and all such patents submitted to the FDA have expired; (3) the date on which any such patent will expire and that ANDA approval will not be sought until after such patent expiration; or (4) that any such patent is invalid or will not be infringed upon by the manufacture, use, or sale of the drug product for which the ANDA is submitted. The last certification is known as a paragraph IV certification. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through a paragraph IV certification or if the applicant is not seeking approval of a patented method of use. If the applicant does not challenge the listed patents or does not indicate that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired.
If the competitor has provided a paragraph IV certification to the FDA, the competitor must also send notice of the paragraph IV certification to the holder of the NDA for the reference listed drug and the patent owner within 20 days after the application has been accepted for filing by the FDA. The NDA holder or patent owner may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a paragraph IV certification notice prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of 30 months from the date of the lawsuit, expiration of the patent, settlement of the lawsuit, a decision in the infringement case that is favorable to the applicant or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the
30-month
stay.
In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owners regularly take action to trigger the
30-month
stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation.
In connection with the NDA submission and approval of the NDA for Oxbryta, we have listed six patents in the Orange Book for Oxbryta.
United States patent term restoration and U.S. marketing exclusivity
Depending upon the timing, duration and specifics of the FDA approval of Oxbryta and any of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half
the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the patent term extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves any application for patent term extension or restoration. Following the FDA approval of Oxbryta, we applied for restoration of patent term (also referred to as patent term extension) for Oxbryta.
Marketing exclusivity provisions under the FDCA provide a five-year period of non-patent
marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement
to one of the patents listed with the FDA by the innovator who holds the NDA for the active agent. The FDA has granted Oxbryta five-year marketing exclusivity, which will expire on November 25, 2024.
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

Five-year and three-year exclusivity will not delay the submission or approval of a full NDA by a competitor. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy. Pediatric exclusivity is another type of regulatory market exclusivity in the United States which, if granted, adds six months to the end of existing exclusivity periods and patent terms, and may be granted based on the voluntary completion of a pediatric trial in accordance with an
FDA-issued
pre-approval
written request for such a pediatric trial where information relating to the use of the product candidate in a pediatric population may produce health benefits in that population.
Federal, state and foreign healthcare laws, including anti-kickback, fraud and abuse and health information privacy and security laws
Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, or HHS, the United States Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.
Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid or other third-party payors for our products, we are subject to broadly applicable healthcare fraud and abuse regulation and enforcement by federal and state governments. Additionally, healthcare providers and third-party payors play a primary role in the recommendation of drugs and other medical items and services. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching hospitals and patient privacy laws and regulations and other healthcare laws.
Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include:
•	the federal Anti-Kickback Law, which makes it illegal for any person to knowingly and willfully solicit, receive, offer or pay any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, or in return for, that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus imprisonment and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act, or FCA. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. This law applies to our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare or Medicaid programs;

•	federal civil and criminal false claims laws, including the FCA, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label.
Companies that submit claims directly to payors may also be liable under the FCA for the direct submission of such claims. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•	the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and
non-U.S.
laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

•	federal “sunshine” requirements imposed by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, on drug, device, biological and medical supply manufacturers when payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS under the Open Payments Program, information regarding any payment or other “transfer of value” made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician
providers such as physician assistants and nurse practitioners;

•	federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products;

•	the Foreign Corrupt Practices Act, or FCPA, prohibits any United States individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts; and

•	analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect; and state laws related to insurance fraud in the case of claims involving private insurers.

Additionally, pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.
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
Regulations governing data collection and the use, processing and cross-border transfer of personal information
We have conducted, and expect to continue to conduct, clinical trials or continue to enroll subjects in our ongoing or future clinical trials in certain jurisdictions in which we may be subject to additional privacy restrictions. Establishing an entity and operations in Europe also subjects us to additional privacy restrictions, including in relation to employee information. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which became effective in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to
€
20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR has increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will continue to be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.
California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out
of certain sales or transfers of personal information, and also regulates employee information. The CCPA went into effect in January 2020, and the California Attorney General has stated their office will commence enforcement actions against violators beginning in July 2020. While there is currently an exception for protected health information that is subject to HIPAA, as currently written, the CCPA will impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
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

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new regulation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply following confirmation of full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the regulation, through an independent audit.
In November 2016, the EC, acting on a positive recommendation from the Committee for Orphan Medicinal Products, or COMP, of the EMA, designated Oxbryta as an orphan medicinal product for the treatment of SCD. Orphan drug status in the EU has similar, but not identical, requirements and benefits to US orphan drug status, including 10 years of marketing exclusivity from the approval of the marketing application, designated product-specific consultation by the EMA, and certain reductions or exemptions in regulatory fees.
In June 2017, the EMA granted PRIME designation for Oxbryta for the treatment of SCD. The PRIME program is a new regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need.
European Union drug review and approval
In the European Economic Area, or EEA, which is currently comprised of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:
The Community MA is issued by the EC through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines, and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. This mandatory Centralized Procedure applies in the case of Oxbryta for SCD, in light of the 2016 designation of Oxbryta as an orphan medicinal product for the treatment of SCD.
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
European Union orphan designation and exclusivity
In the EU, the EC, after reviewing the opinion of the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the EU Community (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or, if a method exists, the product would be a significant benefit to those affected).
In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In November 2016, we were granted orphan drug designation in the EU for Oxbryta for the potential treatment of SCD.
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
Reimbursement
Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs (e.g., Medicare and Medicaid), commercial insurance and managed healthcare organizations, as well as the level of reimbursement such third-party payors provide for our products. Patients and providers are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. In the United States, no uniform policy of coverage and reimbursement for drug products exists, and one payor’s determination to provide coverage and adequate reimbursement for a product does not assure that other payors will make a similar determination. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor
basis. Many private payors, however, use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. The coverage determination process is often time-consuming and costly and is likely to require us to provide scientific and clinical support for the use of our product candidates to each payor individually, with no assurance that coverage and adequate reimbursement will be obtained.
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
The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, the ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP, and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, creating a new methodology by which rebates are calculated for drugs that are inhaled, infused, instilled, implanted or injected, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits
(phased-in
by 2014). Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990.
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
The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by HHS, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of Oxbryta or our product candidates, if any such drug or the condition that they are intended to treat are the subject of such research. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s drug could adversely affect the sales of Oxbryta or our product candidates. If third-party payors do not consider our drugs to be cost-effective compared to other available therapies, they may not cover our drugs after approval as a benefit under their plans or, if they do, the level of payment or utilization may not be sufficient to allow us to sell our drugs on a profitable basis.
In recent years, additional laws have resulted in direct or indirect reimbursement reductions for certain Medicare providers, including:
•	The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken.
•	The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
U.S. Healthcare Reform and regulatory changes
The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could affect our ability to profitably sell our products. In the United States, there have been and continue to be laws enacted by the federal government, state governments, regulators and third-party payers to control healthcare costs, and generally, to reform the healthcare system in the United States. For example, the ACA was passed in March 2010 and has substantially changed the way healthcare is delivered and financed by both governmental and private insurers. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50%
point-of-sale
discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. The required discount was increased to 70% on January 1, 2019 pursuant to subsequent legislation.
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
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including for specialty drugs. For example, there have been several recent federal Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income
patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket
costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning in January 2020, codifying an earlier CMS policy change. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Finally, in May 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
Employees
As of December 31, 2019, we employed 352 full-time employees, including 156 in research and development and 196 in selling, general and administrative, which includes our commercial team, in the United States. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.
Research and Development
Research and development expenses were $174.6 million for the year ended December 31, 2019, $131.3 million for the year ended December 31, 2018 and $87.8 million for the year ended December 31, 2017.
Financial Information about Segments
We operate in a single accounting segment—dedicated to discovering, developing and commercializing novel therapeutics to treat grievous blood-based disorders. Refer to Note 1, “Organization and Basis of Presentation” in the Notes to Consolidated Financial Statements included elsewhere in this report.
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
Risks Related to Commercialization
Our business is substantially dependent on our ability to successfully commercialize Oxbryta, and the commercial success of Oxbryta or any future drug we may develop or obtain will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community and marketplace.
Our business depends heavily on our ability to successfully commercialize our first approved product, Oxbryta, for the treatment of sickle cell disease, or SCD. Oxbryta or any future drug of ours approved for commercial sale may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community and marketplace. If Oxbryta or any other approved drug does not achieve an adequate level of acceptance, we may not generate significant revenue from drug sales and we may not become profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that the drug, in addition to treating the target indication, also provides incremental health benefits to patients. For example, there have been numerous instances of government and private payors placing restrictions on coverage for products approved by the U.S. Food and Drug Administration, or FDA, under the FDA’s Subpart H regulations, or Subpart H, so even though the FDA granted Oxbryta accelerated approval, healthcare payors may place restrictions on coverage for Oxbryta because of its accelerated approval status, labeling limitations or other factors. Our efforts to educate the medical community and third-party payors about the benefits of Oxbryta or any future drug approved for commercial sale will require significant resources and may never be successful. The degree of market acceptance of Oxbryta and any other approved drugs that we may pursue will depend on a wide range of factors, including:
•	the demonstrated efficacy and potential advantages of our drugs compared to alternative treatments;
•	our ability to offer our drugs for sale at competitive prices;
•	the availability of third-party coverage and adequate reimbursement;
•	the convenience and ease of administration of our drugs compared to alternative current and future treatments;
•	the willingness of the SCD or other target patient populations to try new therapies and of physicians to prescribe these therapies;
•	the availability of our drugs and our ability to meet market demand, including a reliable supply for long-term chronic treatment;
•	the strength of labeling, marketing and distribution support;
•	the clinical indications and approved labeling for which the drug is approved, including labeling restrictions for drugs approved under Subpart H, such as Oxbryta;
•	the prevalence and severity of any side effects and overall safety profile of the drug; and
•	any restrictions on the use of the drug, including together with other medications.

If our sales and marketing capabilities for Oxbryta are not effective, or we are unable to establish or secure effective sales and marketing capabilities for any future drug approved for commercial sale, we may be unsuccessful in our commercial efforts.
In 2019, we established the infrastructure we believe is adequate for the commercial launch of Oxbryta in the United States, which occurred in December 2019. This included establishing a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize Oxbryta in the United States. Our commercialization of Oxbryta in the United States will continue to be expensive, difficult, risky and time consuming, and we may not deploy or have adequate resources over time to support the successful commercialization of Oxbryta. Any failures or delays in our commercial efforts, including with respect to any changes in related resources or activities following launch, could adversely impact the commercialization of Oxbryta or any other products, if any are approved.
Although many of our employees have experience with commercializing products while employed at other companies, our 2019 launch of Oxbryta is our first experience marketing and selling a drug together as a management team. To successfully commercialize Oxbryta or any other drugs we may develop or obtain, we will need to continue to develop and strengthen our commercial capabilities, either on our own or with others. Our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize Oxbryta or any other product candidates, if any. For example, we may have hired substantially more sales representatives than required and may incur excess costs as a result.
Another potential challenge for our commercial efforts is frequency of doctor visits by SCD patients. In the United States, fewer than 10% of Medicaid and Medicare patients living with SCD see a hematologist at least once per year and approximately 20% of SCD patients receive most of their care in the emergency room. This infrequency of doctor visits may impede prescriptions for Oxbryta.
With respect to certain geographical markets, we may seek to enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize Oxbryta or future drugs, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. For example, in November 2019, the FDA approved Novartis’ biologic, crizanlizumab for the treatment of patients with SCD, and Novartis also announced that they have submitted crizanlizumab for a conditional approval by the European Medicines Agency, or EMA, for potential approval in the third quarter of 2020 for the treatment of SCD. Without an effective internal team or the support of a third party to perform marketing and sales functions, we would be unable to compete successfully against more established companies, and our commercial efforts and ability to generate revenues would be impaired.
Our profitability will depend significantly on our ability to sell sufficient amounts of product at competitive prices and on the availability of adequate coverage and reimbursement through governmental or private third-party payors. The insurance coverage and reimbursement status of newly approved products is uncertain in the United States and elsewhere, and failure to obtain or maintain adequate coverage and reimbursement for Oxbryta or any other products we may develop due to price controls, resource constraints or reimbursement limitations could limit our ability to market those products and impair our ability to generate revenue.
Our target patient populations are small, and, accordingly, the pricing, coverage and reimbursement of Oxbryta or any of our product candidates, if approved, must be adequate to support our commercial infrastructure. To achieve profitability, our per-patient
prices must be sufficient to recover our development and manufacturing costs, and we must be able to sell sufficient amounts of product at these prices. Additionally, the availability of government funded or private insurance coverage for Oxbryta and any other product candidates for any approved indications, if any, and the extent of reimbursement by governmental and private payors, will be essential for most patients to be able to afford Oxbryta or any of our other specialty products, if approved. In particular, the list price for Oxbryta in the United States is $125,000 per year, and a significant percentage of patients with SCD in the United States rely on government programs, such as Medicare and Medicaid, for their coverage of drugs and other medical care, so the availability of federal and state coverage of Oxbryta is critical to the success of our commercialization efforts for Oxbryta in the United States. Sales of Oxbryta or any future drug we may develop or obtain will depend substantially, both domestically and abroad, on the extent to which the costs of such drugs will be paid by third party payors, like private health insurers, including health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, and government health administration programs. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize Oxbryta or any future drug we may develop or obtain. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.
There is significant uncertainty related to the insurance coverage and reimbursement of newly approved drug products, and even more uncertainty related to the insurance coverage for products, such as Oxbryta, that receive accelerated approval by the FDA under Subpart H (including in the period before required post-marketing confirmatory studies to verify clinical benefit). The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the
FDA-approved
products for a particular indication. Moreover, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. For example, the payor’s reimbursement payment rate may not be adequate or may require co-payments
that patients find unacceptably high. Additionally, coverage and reimbursement for products can differ significantly from payor to payor.
In the United States, significant decisions about reimbursement for new medicines are made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and federal and state programs enter into contracts with drug manufacturers for discounted drug prices for Medicare, VA/Federal Supply Schedule, 340B and Medicaid under the Medicaid Drug Rebate Program, among others. The practices and requirements relating to these arrangements are highly complex and subject to differing regulatory requirements and time frames, which will impact the commercialization of Oxbryta. For example, payment of rebates by drug manufacturers for Medicaid purchases are determined by each state, and in some cases, if a company does not enter into a rebate agreement, its Medicaid sales will be subjected to a “prior authorization” procedure that requires state agency approval to qualify a doctor’s prescription for reimbursement. Limitations could also come from entities such as local Medicare carriers, fiscal intermediaries, or Medicare Administrative Contractors. Further, Medicare Part D, which provides a pharmacy benefit to certain Medicare patients, does not require participating prescription drug plans to cover all drugs within a class of products. Our business could be materially adversely affected if private or governmental payors, including Medicare Part D prescription drug plans, were to limit access to, or deny or limit reimbursement of, Oxbryta or any of our product candidates, if approved.
Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the potential pricing and usage of Oxbryta and any future drugs we may develop or obtain. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems, and changes to these regulations over time contribute to uncertainty regarding the ability to obtain pricing and usage approvals for our product candidates outside of the United States. In addition, the prices of medicines under such systems are, in general, substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates outside of the United States. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.
In many
non-U.S.
jurisdictions, including some countries in the European Union, the proposed pricing for a drug must be approved before it may be lawfully marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted and reimbursement may in some cases be unavailable. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. The requirements governing drug pricing vary widely from country to country and products may be subject to continuing governmental control following approval. For example, reimbursement in the European Union must be negotiated on a country-by-country
basis and, in many countries, the product cannot be commercially launched until reimbursement is approved. Furthermore, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use, including by approving a specific price for the medicinal product or adopting a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In addition, to obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, or to meet other criteria for pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products or product candidates.
Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and levels of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for Oxbryta or our product candidates. We expect to experience pricing pressures in connection with the sale of Oxbryta and any future drugs we may develop or obtain, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative and political changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. For example, third-party payors are increasingly requiring higher levels of evidence of the benefits and clinical outcomes of new technologies, benchmarking against other therapies, seeking performance-based discounts, and challenging the prices charged. We cannot be sure that coverage will be available for Oxbryta or any other product we commercialize and, if available, that the reimbursement rates will be adequate, as increasingly high barriers are being erected to the entry of new products. In addition, drug prices are under significant scrutiny in the markets in which our products are or may be sold, and drug pricing and other healthcare costs continue to be subject to intense political and social pressures that we anticipate will continue and escalate on a global basis.
Our future profitability will depend, in part, on our ability to commercialize and obtain reimbursement for Oxbryta and our product candidates in markets within and outside of the United States and Europe. If reimbursement for Oxbryta, or our product candidates, if approved, is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, in the United States or, based on the large population of patients with SCD who reside in foreign countries, abroad, our business and operations may be harmed, our stock price may be adversely impacted and experience periods of volatility, we may have difficulty raising funds and our results of operations may be adversely impacted.

Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
If we commercialize Oxbryta and any future drugs we may develop or obtain in foreign markets, we would be subject to additional risks and uncertainties, including:
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

Any of these factors could impair our ability to commercialize Oxbryta and any future drugs we may develop or obtain outside the United States, which could have a material adverse effect on our business and results of operations.
With the FDA approval of Oxbryta, and with respect to any other product candidate that receives regulatory approval, we will be subject to ongoing regulatory obligations and scrutiny, which may include significant restrictions relating to product labeling, distribution or other post-marketing requirements.
Even if a product candidate is approved, regulatory authorities may still impose significant restrictions on its indicated uses, approved labeling, distribution or marketing or may impose ongoing requirements for potentially costly post-marketing studies. For example, because the FDA approved Oxbryta under the accelerated approval pathway under Subpart H, we must conduct at least one post-marketing confirmatory study to verify clinical risk/benefit, which we intend to satisfy through our recently initiated HOPE-KIDS 2 Study, and we may not be able to successfully and timely complete this study or any other post-marketing confirmatory study as required to maintain approval or achieve full approval. Also, the FDA has restricted the indicated use of Oxbryta under the approved label to patients 12 years and older. While we plan to conduct additional studies to potentially lower the indicated age range down to 9 months of age, failure to reach agreement with the FDA on these studies, failure to obtain adequate results from them, or disagreements with regulatory authorities over the interpretation of the results may prevent expansion of the age range within our approved label.
Furthermore, any new legislation addressing drug safety or other drug related issues could result in delays or increased costs to assure compliance. With respect to Oxbryta and any other product candidate that is approved, at a minimum, they will each be subject to current standard ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, regulatory agencies may not approve labeling claims that are necessary or desirable for the successful commercialization of Oxbryta, inclacumab or any other product candidates. For example, the development of Oxbryta for the prophylactic treatment of SCD in pediatric patients is an important part of our current business strategy, and if we are unable to obtain regulatory approval for Oxbryta for the desired age ranges or other key labeling parameters, our business is likely to suffer.

In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMPs. For Oxbryta, inclacumab and any other product candidates we may pursue, we are wholly reliant on third party contract manufacturers for clinical as well as any commercial supplies of product candidates and products. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP requirements and must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We are also required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities, and to comply with requirements concerning advertising and promotion for Oxbryta and any future products. In addition, we are subject to very rapid reporting obligations relating to any adverse events or serious adverse events relating to Oxbryta and our product candidates. Our failure to report adverse events we become aware of within the prescribed timeframes could have serious negative consequences for our commercialization, development programs, business and operations. In addition, any promotional communications or materials for prescription drugs are subject to a variety of complex legal and regulatory restrictions, including, but not limited to, consistency with the approved product’s approved label. Failure to obey these standard marketing requirements for Oxbryta or any other approved product, if any, could have serious negative consequences for our commercialization activities, business and operations.
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

As a company, we have limited experience with obtaining approval for, launching or commercializing any product candidates or products, or with complying with most of these complex ongoing regulatory requirements. It will continue to take significant effort and management attention to address compliance with these requirements with respect to Oxbryta in the United States and in any jurisdiction for which we seek to commercialize Oxbryta or any other product candidate, if approved. Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity even if significant liabilities do not result. Any failure to comply with these complex ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from Oxbryta or to obtain approval for, launch, commercialize and generate revenues from inclacumab or any future product candidates. If we are subject to regulatory sanctions or if regulatory approval for our product candidates is withdrawn or limited, our business, prospects, financial condition and results of operations would be significantly harmed.
Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers are or will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
Our current and future operations are or will be directly, or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations. These laws may impact, among other things, our current business operations, including our sales, marketing, distribution, commercialization, medical and educational programs and our clinical research activities, and they may constrain our business and financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute Oxbryta and any future drugs we may develop or obtain. We may also be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include the federal Anti-Kickback Statute, the federal False Claims laws, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Physician Payment Sunshine Act, and analogous state laws and regulations such as state anti-kickback and false claims laws and analogous
non-U.S.
fraud and abuse laws and regulations, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental
third-party payors.
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
Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these requirements, these risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable federal, state and foreign privacy, security, and fraud requirements is costly. Any action against us for violation of these requirements, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from our business and operation, and could negatively impact the price of our common stock.
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform and other factors. Federal and state enforcement bodies in the United States regularly pursue a large number of investigations, prosecutions, convictions and settlements in the healthcare industry, and in the European Union GDPR enforcement is increasing. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion of products or individuals from U.S. government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of
non-compliance
with these laws, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable requirements, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.
Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
In the United States, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could restrict or regulate post-approval activities, affect our ability to profitably sell Oxbryta and any other drug candidates for which we obtain marketing approval, and prevent or delay marketing approval of our drug candidates. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act or ACA, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.
Since its enactment, there have been many judicial, President, and Congressional challenges to numerous aspects of the ACA.
The full impact on our business of the ACA, the potential impacts of any challenges, including any laws repealing and/or replacing elements of it, as well as the political uncertainty surrounding any repeal or replacement legislation, remain unclear.
Additionally, at the federal level, statutes and regulations routinely impact a variety of parameters relating to federal programs and Medicaid. For example, CMS’s final rule regarding the Medicaid drug rebate program, issued in 2016, revised the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The full impact of these federal and state laws and regulations, as well as other new laws and reform measures that may be proposed and adopted in the future, remains uncertain, but may result in additional reductions in Medicaid and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations.
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
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for Oxbryta and our drug candidates, once approved, or put pressure on our product pricing over time.
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
We expect federal and state healthcare reform measures that may be adopted in the future in the United States may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products and additional downward pressure on the price that we receive for Oxbryta and any of our drug candidates approved for use. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. These legislative and executive efforts have significantly increased uncertainty regarding the availability of healthcare programs, insurance coverage and reimbursement as a general matter as well as for Oxbryta and our product candidates, and we cannot predict how these events will impact our business or operations. Accordingly, at this time it is difficult to determine the full impact of these efforts on our business. In the United States many patients with SCD participate in the Medicaid program, and the impact of uncertainty or changes relating to the ACA or healthcare programs, insurance coverage or reimbursement generally have a particularly significant impact on our business or results of operations.
We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize Oxbryta and our product candidates.
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies and development candidates that are or may compete with Oxbryta and inclacumab for the potential treatment of SCD. For example, the FDA approved Novartis’ crizanlizumab in November 2019. Both crizanlizumab and inclacumab are human monoclonal antibodies against
p-selectin
for the treatment of vaso-occlusive crises, or VOC, in patients with SCD. The FDA’s approval of crizanlizumab results in another new and innovative SCD product entering the United States SCD market approximately one week earlier than Oxbryta, and substantially earlier than any potential approval of our inclacumab product candidate (which could be a direct competitor to crizanlizumab). As a result, the commercialization of crizanlizumab may also impact our commercialization of Oxbryta in the United States, as well as inclacumab if we are successful in developing and obtaining approval for it for SCD patients. In addition, Novartis has announced a conditional EMA approval application for a potential conditional approval of crizanlizumab in the third quarter of 2020.
We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development, marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than we do. Additionally, technologies developed by our competitors may render Oxbryta or our product candidates uneconomical or obsolete, and we may not be successful in marketing any drugs or product candidates against competitors.
If the market opportunities for Oxbryta or our product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer. Our ability to successfully identify patients and acquire a significant market share will be necessary for us to achieve profitability and growth.
Our initial development and commercialization efforts are focused on the potential of Oxbryta to treat SCD. Our projections of both the number of people who have SCD, as well as the subset of people with SCD who have the potential to benefit from treatment with Oxbryta, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of SCD. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for Oxbryta and our product candidates may be limited or may not be amenable to treatment with Oxbryta or our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Restrictions on labeling of any approved product, including any restrictions that may be imposed in connection with any approval under Subpart H, may also limit the size of the potential market for Oxbryta and our product candidates. Further, even if we obtain significant market share for Oxbryta or any other drug we may develop or obtain, because the potential target populations are small, we may never achieve profitability despite obtaining such significant market share.
Risks Related to Our Financial Position and Need for Additional Capital
We are a biopharmaceutical company with only one drug approved for marketing in the United States and with a limited operating history. We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have generated limited revenue since our inception, which, together with our limited operating history, may make it difficult for you to assess our future viability.
We are a biopharmaceutical company with only one drug, Oxbryta, approved for marketing, and such approval is only for the United States. We also have a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing Oxbryta, and our current clinical development activities are focused on Oxbryta and inclacumab. In August 2018, we entered into an exclusive worldwide license agreement with F. Hoffman-LaRoche and
Hoffman-La
Roche Inc., collectively, Roche, for the development and commercialization of inclacumab.
We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the years ended December 31, 2019 and 2018 were $266.8 million and $174.2 million, respectively. As of December 31, 2019, we had an accumulated deficit of $738.9 million. We have only recently begun to generate revenues with the December 2019 commercial launch of Oxbryta, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:
•	commercialize Oxbryta and continue related clinical development, including winding down our recently completed Phase 3 HOPE Study and conducting (i) our ongoing Phase 2a HOPE-KIDS 1 Study of Oxbryta, (ii) our recently initiated HOPE-KIDS 2 Study, which we intend to serve as our post-confirmatory study of Oxbryta in SCD (and any other post-marketing studies that may be required by regulatory authorities, if any), and (iii) any additional clinical trials of Oxbryta we may conduct now or in the future in SCD patients or for any other indications for Oxbryta, inclacumab or any other product candidates, if any;

•	establish and maintain manufacturing and supply relationships with third parties that can provide adequate supplies (in amount and quality) of Oxbryta and inclacumab to support commercialization and further clinical development;

•	seek and obtain additional regulatory and marketing approvals for Oxbryta for SCD, including for younger pediatric patient populations, or any potential approvals we may pursue;

•	maintain a sales and marketing organization and enter into selected collaborations to commercialize Oxbryta for SCD or any other approved indication;

•	maintain a medical affairs organization to advance our engagement with healthcare providers and stakeholders;

•	advance our other programs, including inclacumab, through nonclinical and clinical development and commence development activities for any additional product candidates we may identify and pursue; and

•	expand our organization to support our commercialization, research, development and medical activities and our operations as a public company.

Prior to the December 2019 commercial launch of Oxbryta, we had never generated any revenues from product sales, and we may never be able to achieve significant revenues or profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to maintain adequate cash reserves to commercialize Oxbryta, advance our development programs or achieve approval to commercialize any other products, or our failure to achieve sustained profitability, would depress the value of our company and could impair our ability to raise capital, expand our business, market Oxbryta, diversify our research and development pipeline, market any other product candidates we may identify and pursue (if approved), or continue our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
We may require substantial additional funds to achieve our business goals. If we are unable to obtain such funds when needed and on acceptable terms, we could be forced to delay, limit or terminate our commercialization activities for Oxbryta, our product development efforts or other operations. Raising additional capital may subject us to unfavorable terms, cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to Oxbryta, our product candidates or technologies.
We are currently commercializing Oxbryta and investigating Oxbryta in clinical development to support its potential full approval by the FDA and opportunities for potential label expansion. We are evaluating the safety and pharmacokinetics of single and multiple doses of Oxbryta in our HOPE-KIDS 1 Study, a Phase 2a clinical trial in adolescent and pediatric patients with SCD, which we expanded to include a new single-dose cohort in children aged
6-11.
Our clinical program for Oxbryta also includes multi-national open label extension, or OLE,

clinical studies for adult and pediatric patients in HOPE Study countries who have completed participation in the ongoing Phase 3 HOPE Study and elect to continue to receive Oxbryta. We have initiated our HOPE-KIDS 2 Study, which is our TCD post-confirmatory study of Oxbryta in SCD (to potentially satisfy the FDA’s requirement for a post-confirmatory study under Subpart H). Oxbryta is currently our only compound in clinical development, although we are conducting nonclinical research activities in other programs.
Discovering, developing and commercializing biopharmaceutical products is expensive and time-consuming, and we expect our selling, general and administrative and research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue to commercialize Oxbryta and engage in research and development efforts for Oxbryta, inclacumab and other product candidates that we may identify and pursue in clinical trials. As of December 31, 2019 and 2018, we had working capital of $556.5 million and $452.0 million, respectively, and capital resources consisting of cash and cash equivalents and short and long-term marketable securities totaling $695.0 million and $591.8 million, respectively. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. Because the outcome of commercialization, reimbursement and any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully commercialize Oxbryta and complete our ongoing and planned additional development of activities for Oxbryta or any other future product candidates.
Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts may divert our management from their day-to-day
activities, which may adversely affect our ability to develop and commercialize Oxbryta, inclacumab or any other product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
Our future funding requirements will depend on many factors, including, but not limited to:
•	our ability to successfully commercialize Oxbryta, inclacumab and any other product candidates we may identify and develop in any territories;

•	the manufacturing, selling, and marketing costs associated with the commercialization of Oxbryta and the potential commercialization of inclacumab and any other product candidates we may identify and develop, including the cost and timing of establishing or maintaining our sales and marketing capabilities in any territory(ies);

•	the amount and timing of sales and other revenues from Oxbryta, inclacumab and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

•	the time and cost necessary to wind down our completed Phase 3 HOPE Study, to conduct and complete multiple ongoing studies (including our HOPE-KIDS 1 Study, Phase 3 HOPE-KIDS 2 Study and our OLE study in HOPE study countries;

•	the time and cost necessary to conduct and complete any additional clinical studies required to pursue additional regulatory approvals for Oxbryta for SCD, including our recently initiated Phase 3 HOPE-KIDS 2 Study (which is necessary to move from our current Subpart H approval to a full approval) and any studies to support potential label expansions into younger SCD pediatric populations, or any other post-marketing studies for Oxbryta for SCD;

•	the progress, data and results of clinical trials of Oxbryta;

•	the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our ongoing and future clinical trials of Oxbryta, inclacumab or any other product candidate that we may identify and develop;

•	the costs of obtaining clinical and commercial supplies of Oxbryta, inclacumab and any other product candidates we may identify and develop;

•	our ability to advance our development programs, including for Oxbryta, inclacumab and any other potential product candidate programs we may identify and pursue, the timing and scope of these development activities, and the availability of approval for any of our other product candidates;

•	our ability to successfully obtain any additional regulatory approvals from any regulatory authorities, and the scope of any such regulatory approvals, to market and sell Oxbryta, inclacumab and any other product candidates we may identify and develop in any territory(ies);

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies, and the costs and timing associated with any such acquisitions or in-licenses;

•	our ability to attract, hire, and retain qualified personnel; and

•	the costs of maintaining, expanding, and protecting our intellectual property portfolio.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit or terminate our development or commercialization activities for Oxbryta, inclacumab or for any other product candidates we may identify and pursue, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, prospects, financial condition and results of operations.
We are party to a loan and security agreement that contains operating and financial covenants that may restrict our business and financing activities.
In December 2019, we entered into a loan agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent and a lender, and Biopharma Credit Investments V (Master) LP, as a lender, for a senior secured credit facility consisting of an initial term loan of $75.0 million, with an option to draw an additional $75.0 million until December 31, 2020. Borrowings under the Term Loan are secured by a first priority security interest in and a lien on substantially all of our assets, subject to certain exceptions.
The Term Loan restricts our ability, among other things, to:
•	sell, transfer or otherwise dispose of any of our business or property, subject to limited exceptions;

•	make certain changes to our organizational structure;

•	consolidate or merge with other entities or acquire other entities;

•	incur additional indebtedness or create encumbrances on our assets;

•	pay dividends, other than dividends paid solely in shares of our common stock, or make distributions on and, in certain cases, repurchase our stock;

•	repay subordinated indebtedness; or

•	make certain investments.

In addition, we are required under the Term Loan to comply with various operating covenants and default clauses that may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. A breach of any of these covenants or clauses could result in a default under the Term Loan, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable.
If we are unable to generate sufficient cash to repay our debt obligations when they become due and payable, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively affect our business operations and financial condition.
Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval of Our Product Candidates
If we are unable to obtain regulatory approval in additional jurisdictions for Oxbryta or one or more jurisdictions for inclacumab or any future product candidates that we may identify and develop, our business will be substantially harmed.
We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities is lengthy and unpredictable and depends upon numerous factors. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have only obtained regulatory approval for Oxbryta in the United States, and it is possible that inclacumab or any other product candidates we may seek to develop in the future will never obtain any regulatory approval.
Applications for product candidates could fail to receive regulatory approval for many reasons, including, but not limited to:
•	we may not be able to demonstrate to the satisfaction of regulatory authorities (including the EMA) that Oxbryta, inclacumab or any other product candidates we may develop are safe and effective for any proposed indications;

•	the FDA or comparable foreign regulatory authorities may disagree with our plans or expectations regarding the pathways and endpoints for approval, including the availability of accelerated approval, or the design or implementation of our nonclinical studies or clinical trials;

•	the populations studied in our clinical programs may not be sufficiently broad or representative to assure safety or demonstrate efficacy in the full population for which we seek approval;

•	the FDA or comparable foreign regulatory authorities may require additional nonclinical studies or clinical trials beyond those we anticipate;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data and results from our nonclinical studies or clinical trials;

•	the data and results collected from nonclinical studies or clinical trials of Oxbryta, inclacumab and any other product candidates that we may identify and pursue may not be sufficient to support the submission for regulatory approval;

•	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•	the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract and rely on for all clinical and commercial supplies of Oxbryta, inclacumab and any other product candidates (if any); and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may change in a manner that renders our development or manufacturing efforts insufficient for approval.

The lengthy regulatory review and approval process, as well as the inherent unpredictability of the results of nonclinical studies and clinical trials, and our reliance on third-party manufacturers for any product candidates, may result in our failure to obtain regulatory approval to market Oxbryta outside of the United States or to market inclacumab or other product candidates that we may pursue in the United States or elsewhere, which would significantly harm our business, prospects, financial condition and results of operations.
Expedited development and regulatory approval programs for Oxbryta, such as the accelerated approval under Subpart H, may not lead to a faster development or regulatory review or approval process, may not lead to any approval, and may lead to an approval that is later withdrawn.
The FDA approved Oxbryta through the accelerated approval process under Subpart H, and we believe there may be an opportunity to accelerate the development and regulatory approval process for Oxbryta through the EMA’s PRIME program. While the FDA approved Oxbryta under Subpart H, we cannot be assured that any other product candidates that we may develop will qualify for or benefit from any such expedited programs in the United States, including under Subpart H, or, with respect to Oxbryta and any other product candidates, any foreign regulatory jurisdictions (including the EMA’s PRIME program).
In June 2017, the EMA granted PRIME designation for Oxbryta for the treatment of SCD. The PRIME program is a regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need.
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
Drugs approved under Subpart H are required to be further evaluated in at least one post-marketing study to verify clinical benefit. To satisfy such requirement, we have initiated our TCD post-confirmatory study, HOPE-KIDS 2 Study. We previously announced that the FDA agreed that TCD flow velocity would be an acceptable primary endpoint in a post-approval confirmatory study of Oxbryta to demonstrate stroke risk reduction for purposes of full approval by the FDA and that we had reached final agreement with the FDA on the design of the TCD post-confirmatory study.
We may not be able to complete our HOPE-KIDS 2 Study or any other successful post-marketing confirmatory study as required to maintain approval and achieve full approval, or data and results from our required post-marketing confirmatory program may not verify Oxbryta’s clinical benefit to maintain approval and achieve full approval, in which case the product may be required to be withdrawn from market approval.
Access to any expedited program, including through the FDA (such as accelerated approval under Subpart H), may be withdrawn by the FDA or a foreign regulatory authority if it believes that the program is no longer supported by data from our clinical development, and accelerated approval under Subpart H may be withdrawn if, among other reasons, required post-marketing confirmatory studies are not completed or if the FDA determines the results of post-marketing confirmatory studies do not verify clinical benefit.

All of our programs other than Oxbryta are still in earlier development stages, so we remain very reliant on the potential success of Oxbryta in the clinic and in the marketplace. If we are unable to successfully commercialize Oxbryta for SCD or complete clinical development of Oxbryta, or experience delays in doing so, our business will be materially harmed.
To date, we have invested a majority of our efforts and financial resources in the nonclinical and clinical development of Oxbryta, including conducting nonclinical studies and clinical trials, submitting and obtaining approval for an NDA, and providing general and administrative support for these operations. We do not have any other clinical product candidates at this time, and our only clinical development program for Oxbryta is in SCD. Our future success is highly dependent on our ability to successfully continue to develop, obtain and maintain regulatory approval for, and commercialize Oxbryta inside and outside the United States for SCD.
We are currently evaluating Oxbryta in SCD patients in our ongoing HOPE-KIDS 1 Study, our recently initiated HOPE-KIDS 2 Study (which is our post-approval confirmatory study), and other ongoing and planned clinical trials, as we wind down our recently completed HOPE Study. We are also generating additional clinical data regarding Oxbryta in SCD patients in our OLE studies for HOPE Study sites in multiple countries.
All of our other programs are in earlier stages of research and development, and we have no other product candidates in clinical trials other than Oxbryta. As a result, even after in-licensing
the inclacumab program, we are very dependent on Oxbryta for our business, prospects, financial condition and results of operations.
We are also very dependent on the data and results that we obtain over time from our clinical program for Oxbryta, including our post-approval confirmatory, HOPE-KIDS 2 Study. The primary endpoint of the HOPE-KIDS 2 Study relates to TCD measurement, and we have not previously conducted any Phase 3 clinical study of Oxbryta in SCD patients using this primary endpoint, and we do not believe this measure has been used as a primary endpoint for any registration studies for any other SCD therapies.
As we continue our clinical development of Oxbryta, the additional data we generate could be different from, including less favorable in terms of efficacy and/or safety, than the data generated and discussed with the FDA to date. If this were to occur, it could significantly impact our continued development and commercialization of Oxbryta. In addition, depending on the results we obtain from our recently initiated HOPE-KIDS 2 Study, which we intend to be satisfy our post-approval confirmatory requirement under Subpart H, accelerated approval of Oxbryta under Subpart H may be withdrawn (which would also mean full approval would not be achieved, and could also mean that Oxbryta could be required to be removed from the market) if the required post-marketing confirmatory program is not completed or if the FDA determines the results do not verify clinical risk/benefit. We do not have a special protocol assessment agreement in place with the FDA for our HOPE-KIDS 2 Study.
We cannot be certain that Oxbryta, inclacumab or any other product candidates that we seek to develop will be successful in nonclinical studies or clinical trials or receive and maintain any regulatory approvals. If we do not receive regulatory approval for, regulatory approval is withdrawn from, or we otherwise fail to successfully commercialize Oxbryta, inclacumab or any other product candidates, we are likely to need to spend significant additional time and resources to identify other product candidates, advance them through nonclinical and clinical development and apply for regulatory approvals, which would adversely affect our business, prospects, financial condition and results of operations.
The development of Oxbryta as a potential disease-modifying anti-sickling agent in SCD patients represents a novel therapeutic approach, and there is a risk that the outcomes of our clinical trials will not be favorable or otherwise support any further decision to seek or grant or maintain any regulatory approval.
We have concentrated our product research and development efforts on developing novel, mechanism-based therapeutics for the treatment of grievous blood-based disorders with significant unmet need, and our future success depends on the success of this therapeutic approach. The clinical trial requirements of the FDA and other comparable regulatory agencies and the criteria these regulators use to determine the safety and efficacy of any product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. To date, there are only four approved therapies for SCD, Oxbryta, crizanlizumab, hydroxyurea, and
L-glutamine,
and Oxbryta is the first approved therapy directed toward preventing the polymerization of hemoglobin molecules as a mechanism to reduce red blood cell sickling in SCD patients. As a result, the design and conduct of clinical trials for a therapeutic product candidate such as Oxbryta that targets this mechanism in SCD patients are subject to unknown risks, and we may experience setbacks with our ongoing or planned clinical trials of Oxbryta in SCD because of the limited clinical experience with its mechanism of action in these patients.
In particular, regulatory authorities in the United States and Europe have not issued definitive guidance as to how to measure and achieve efficacy in treatments for SCD. Based on our discussions with the FDA regarding the design for the HOPE Study, we determined to measure change in hemoglobin levels as the primary endpoint in the Phase 3 HOPE Study. This primary endpoint has not been used previously in a registration study for any SCD treatment. As a result, regulators outside of the United States have not determined that such data would signify a clinically meaningful result in SCD patients or would support seeking or obtaining regulatory approval.
We did not achieve statistically significant results with respect to either potential key secondary endpoint in Part A of the HOPE Study (relating to vaso-occlusive crisis episodes and to the PRO), and we may not achieve key endpoints in other clinical trials, such as any post-marketing confirmatory studies. In addition, we may not achieve the same results with respect to the primary endpoint in Part A of the HOPE Study in other ongoing of future clinical trials, including our ongoing TCD post-confirmatory study, the HOPE-KIDS 2 Study. Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain and maintain regulatory approvals for Oxbryta, inclacumab and any other product candidates that we may pursue, would have an adverse impact on our business, prospects, financial condition and results of operations.
Results of earlier studies may not be predictive of future clinical trial results, and initial studies may not establish or maintain an adequate safety or efficacy profile for Oxbryta, inclacumab or other product candidates that we may pursue to justify proceeding to advanced clinical trials or an application for regulatory approval.
The results of nonclinical studies and clinical trials of Oxbryta, inclacumab and of any future product candidates that we may pursue may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial may not necessarily predict final results. For example, our nonclinical studies and clinical trials to date of Oxbryta in SCD have involved mostly one genotype of SCD, known as HbSS, and the results of these studies may not be replicated in other genotypes of SCD in clinical trials or in the general patient population. In addition, the results obtained in our development program for SCD patients aged 12 years and older, such as in our Phase 3 HOPE Study, may not be replicated in our ongoing studies in pediatric populations, including our HOPE-KIDS 1 Study and HOPE-KIDS 2 Study.
Products evaluated in post-marketing studies and product candidates in later stages of clinical trials may fail to demonstrate the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Since Oxbryta was approved under Subpart H requiring successful completion of a confirmatory clinical trial to obtain full FDA approval, if the results of our confirmatory study fail to demonstrate efficacy and safety adequate to obtain full regulatory approval for Oxbryta and maintain its marketing approval in the United States, this would have a substantial impact on our business, prospects, financial condition and results of operations.

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
Our failure to demonstrate the required characteristics to support continued marketing of Oxbryta in the United States, full FDA approval, marketing approval for Oxbryta outside of the United States, or marketing approval for inclacumab or any other product candidate we may choose to develop, in any ongoing or future clinical trials would substantially harm our business, prospects, financial condition and results of operations.
Before we are able to obtain any marketing approval for Oxbryta outside of the United States, foreign regulatory authorities may impose additional requirements, the scope of which are not fully known at this time.
Before we can obtain any marketing approval for a drug candidate for any potential indication, we must successfully complete clinical trials. The FDA typically requires at least two pivotal, well-controlled Phase 3 clinical trials as a condition to the submission of an NDA and does not usually consider a single Phase 3 clinical trial to be adequate to support product approval. The FDA will typically only consider relying on one pivotal trial if, in addition, other well-controlled studies of the drug exist (for example, for other dosage forms or in other populations) or if the pivotal trial is a multi-center trial that provides highly reliable and statistically strong evidence of an important clinical benefit, such as effect on survival, organ function or PRO, and a confirmatory study would have been difficult to conduct on ethical grounds.
The FDA approved Oxbryta for the treatment of SCD under the accelerated approval pathway under Subpart H, and approval under this accelerated pathway means that we are required to conduct at least one post-marketing confirmatory study sufficient to verify Oxbryta’s clinical benefit, which we intend to satisfy through our recently initiated HOPE-KIDS 2 Study. In Europe, we are in the process of seeking input from various European regulatory authorities regarding a pathway to approval of Oxbryta for the potential treatment of SCD patients based on the HOPE Study.
Foreign authorities may not consider the results of our ongoing, planned or potential future clinical trials of Oxbryta to be sufficient to maintain any approval outside of the United States. Any post-marketing confirmatory studies, if required, would result in increased costs and potential delays in the clinical development and marketing approval process outside the United States, which may require us to expend more resources than are available to us. In addition, it is possible that the FDA and the comparable foreign authorities may have divergent opinions on the elements necessary for a successful NDA and marketing authorization application, or MAA, respectively, which may cause us to alter our development, regulatory and/or commercialization strategies.
We may encounter substantial delays in conducting or completing our clinical trials, which in turn will result in additional costs and may ultimately prevent successful or timely completion of the clinical development and commercialization of Oxbryta, inclacumab or any other product candidates we may identify and pursue.
Before obtaining marketing approval from regulatory authorities for the sale of any our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. In addition, because the FDA approved Oxbryta under the accelerated approval pathway under Subpart H, we must conduct at least one post-marketing confirmatory study to verify clinical risk/benefit, which we intend to satisfy through our recently initiated HOPE-KIDS 2 Study. Clinical testing is expensive, time-consuming and uncertain as to outcome, and we cannot guarantee that any of our current or future clinical trials for Oxbryta or any other product candidates we may pursue will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:
•	delays or failures in reaching a consensus with regulatory agencies on study design, including clinical endpoints sufficient to support an approval decision;

•	delays or failures to receive approval for conduct of clinical studies in one or more geographies, which could result in delays in enrollment and availability of data and results;

•	delays or failures in reaching agreement on acceptable terms with a sufficient number of prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	delays in obtaining required Institutional Review Board, or IRB, or ethics committee approval for each clinical trial site;

•	delays in recruiting a sufficient number of suitable patients to participate in our clinical trials;

•	imposition of a clinical hold by any regulatory authority, including if imposed due to safety concerns after an inspection of our clinical trial operations or study sites;

•	failure by our CROs, clinical sites, participating clinicians or patients, other third parties or us to adhere to clinical trial, regulatory or legal requirements;

•	failure to perform in accordance with the FDA’s good clinical practices, or GCPs, or applicable regulatory requirements in other countries;

•	delays in the testing, validation, manufacturing and delivery of sufficient quantities of Oxbryta or our product candidates or study related devices to the clinical sites and patients;

•	delays in having patients enroll or complete participation in a study in accordance with applicable protocols or protocol amendments or return for post-treatment follow-up;

•	reduction in the number of participating clinical trial sites or patients, including by dropping out of a trial;

•	failure to address in an adequate or timely manner any patient safety concerns that arise during the course of a trial;

•	unanticipated costs or increases in costs of clinical trials of Oxbryta or our product candidates;

•	the occurrence of serious adverse events or other safety concerns associated with Oxbryta or our product candidates; or

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols or obtaining additional IRB or other approvals to conduct or complete clinical studies of Oxbryta or our product candidates.

We could also encounter delays if a clinical trial is suspended or terminated for any reason (which could occur as a result of termination by us, by the IRBs or ethics committees of the institutions in which such trials are being conducted, by an independent Safety Review Board for such trial, or by the FDA or other regulatory authorities). A clinical trial can be suspended or terminated for a wide variety of reasons, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by us, or the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, or failure to demonstrate a benefit from using Oxbryta or a drug candidate. In addition, if we make manufacturing or formulation changes to Oxbryta or our product candidates, we may need to conduct additional studies to bridge the development program from the data and results for the previous version to the modified version.
Clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize a drug or product candidate or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize Oxbryta and our product candidates. In addition, any delays in completing our clinical trials will increase our costs, slow down our drug development and approval process or jeopardize our ability to maintain our current FDA approval of Oxbryta (or to achieve full FDA approval or any product approvals outside of the United States), and jeopardize our ability to continue or commence product sales and generate revenues. Any of these occurrences may significantly harm our business, prospects, financial condition and results of operations.
Difficulty in enrolling patients or maintaining compliance with dosing or other requirements in our clinical trials could delay or prevent clinical trials of Oxbryta or our product candidates, which in turn could delay or prevent our ability to obtain or maintain the regulatory approvals necessary to commercialize Oxbryta and our product candidates.
Identifying and qualifying patients to participate in our ongoing and planned clinical trials of Oxbryta, inclacumab, and any other product candidates that we may develop are critical to our success. Our clinical development efforts are initially focused on rare chronic blood diseases. For example, according to estimates by the Centers for Disease Control and Prevention, the prevalence of SCD, for which Oxbryta is indicated, is approximately 100,000 individuals in the United States. Accordingly, there are limited patient pools from which to draw for clinical trials in our target indications. We may not be able to identify, recruit, and enroll a sufficient number of subjects to complete our clinical trials of Oxbryta because of the perceived risks and benefits of Oxbryta, the availability of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective subjects and the subject referral practices of physicians, among other factors.
Further, if subjects in our clinical trials fail to comply with our dosing regimens or other requirements in our clinical trials, we may not be able to generate clinical data acceptable to the FDA or comparable regulatory authorities in our trials. For example, successful conduct of our HOPE-KIDS 2 Study (our post-approval confirmatory study) will require consistency in TCD measurements, which is why we are providing specific training and equipment to participating clinical trial sites in such clinical trial. Failure to achieve consistent high quality readings could result in data that are difficult to interpret or that delay or confound the results. If clinical sites or patients are unwilling or unable to participate in, complete or comply with the protocols for our studies for any reason, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of potential products may be delayed.
If we experience difficulties or delays in enrollment or are otherwise unable to successfully complete any clinical trial of Oxbryta, or any other product candidates we may pursue, our costs are likely to increase, and our ability to obtain and maintain regulatory approval (or achieve full regulatory approval of Oxbryta) and generate product revenue from Oxbryta and any of these product candidates will be impaired. Any of these occurrences would harm our business, prospects, financial condition and results of operations.
If serious adverse events or unacceptable side effects are identified during the development of Oxbryta or our product candidates, we may need to delay, limit or terminate our clinical development activities.
Clinical trials by their nature utilize only a small sample of the potential patient population. For example, our Phase 3 HOPE Study in SCD patients represents only a very small fraction of all patients with SCD. Side effects of Oxbryta, inclacumab or any other product candidates that we may develop may be uncovered only in later stages of clinical trials, or only in trials involving different patient populations (such as pediatric patients), or only during post-approval studies, such as our HOPE-KIDS 2 Study (our TCD confirmatory study), or the safety reporting required for approved products. Many approved drugs and product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Moreover, a nonclinical toxicology study with Oxbryta in non-humans
and clinical trials involving other hemoglobin modifiers (other than Oxbryta) have shown a decrease in oxygen delivery to tissue when a significant percentage of hemoglobin is modified. Hemoglobin modifiers, by increasing HbS’s affinity for oxygen, can cause a shift in oxygen levels, potentially resulting in tissue hypoxia. To date, clinical studies of

Oxbryta have not shown evidence of tissue hypoxia. However, if Oxbryta or any other product candidates that we may develop are associated with tissue hypoxia or any other undesirable side effects or unexpected undesirable characteristics in clinical trials or nonclinical studies, we may need to abandon their development or limit their development to more narrow uses or subpopulations, which could adversely affect our business, prospects, financial condition and results of operations. In addition, with respect to Oxbryta, such a result may also significantly impact or terminate our commercialization of Oxbryta.
Although the FDA and the European Commission have each granted orphan drug designation for Oxbryta for the potential treatment of SCD, we may not receive orphan drug designation for inclacumab or any other product candidates for which we may submit new applications for orphan drug designation, and any orphan drug designations that we have received or may receive in the future may not confer marketing exclusivity or other expected commercial benefits.
Our business strategy focuses on the development of product candidates for the treatment of rare, chronic blood disorders that may be eligible for FDA or European Union, or EU, orphan drug designation. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In the EU, the Committee for Orphan Medicinal Products of the EMA recommends orphan drug designation to promote the development of medical products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention, or treatment is authorized (or in other very limited circumstances). In 2015 and 2016, respectively, the FDA and the European Commission (acting on a positive recommendation by the EMA) each granted orphan drug designation for Oxbryta for the treatment of patients with SCD.
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
Although the FDA and the EMA have each granted orphan drug designation to Oxbryta for the treatment of SCD, we may apply for orphan drug designation for Oxbryta in other jurisdictions or for other indications, or for inclacumab or other product candidates we may develop and pursue in the future. Applicable regulatory authorities may not grant us these additional designations. In addition, the exclusivity granted under any orphan drug designations that we have received from the FDA and the EMA, or may receive from any other regulatory authorities (if any), may not effectively protect Oxbryta or any other product candidate we pursue from competition because different drugs can be approved for the same condition. For example, in the United States, even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior, or the FDA can approve a competitor application for the same drug for a different indication than the orphan drug designation. In addition, legislators or regulators may elect to modify orphan drug exclusivity laws or regulations in ways that could materially impact existing or future orphan drug designations. Any inability to secure or maintain orphan drug designation or the exclusivity benefits of this designation would have an adverse impact on our ability to develop and commercialize our product candidates. In addition, even if any orphan drug designations we receive are maintained, we may be unable to realize significant commercial benefits from these regulatory exclusivities for Oxbryta or any other product candidate we pursue.

Risks Related to Our Reliance on Third Parties
We rely, and will continue to rely, on third parties to conduct some of our nonclinical studies and all of our clinical trials and also to perform other tasks for us. If these third parties perform in an unsatisfactory manner, it may harm our business.
We have relied upon and plan to continue to rely upon third-party CROs, including our CROs for our clinical trials of Oxbryta, to monitor and manage data for some of our ongoing nonclinical studies and for all of our clinical programs. We rely on these parties for execution of these nonclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials are conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable cGMPs, GCPs, and current good laboratory practices, or GLPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, manufacturing facilities, nonclinical testing facilities and other contractors. If we or any of our CROs or other vendors fail to comply with applicable regulations, the data generated in our nonclinical studies and clinical trials may be deemed unreliable and the applicable regulatory authorities may suspend regulatory approval or require us to repeat or to perform additional nonclinical and clinical studies before approving our marketing applications, which would delay the regulatory review and approval process, perhaps significantly.
In addition, the execution of nonclinical studies and clinical trials, the subsequent compilation and analysis of the data and results produced, and the supply of product for our trials and commercialization, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. These third parties may terminate their agreements with us upon short notice for our uncured material breach, or under certain other circumstances. If any of our relationships with our third-party CROs or other key vendors (including manufacturing and testing facilities) terminates, we may not be able to enter into arrangements with alternative CROs or other key vendors on a timely basis or at all, or do so on commercially reasonable terms. In addition, our CROs and other key vendors are not our employees, and except for remedies available to us under our agreements with them, we cannot control whether they devote sufficient time and resources to our programs. Furthermore, these third party CROs or other key vendors may also have relationships with other entities, some of which may be our competitors. If CROs or other key vendors do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data and results they obtain or the product they supply is compromised for any reason (including failure to adhere to our protocols, or regulatory requirements), our development activities may be extended, delayed, or terminated and we may not be able to seek, obtain or maintain regulatory approval for or successfully commercialize Oxbryta or any of our product candidates. Switching or adding CROs or any other key vendors involves additional cost, time and management resources and focus. In addition, our CROs or other key vendors may also generate higher costs than anticipated.
In addition, in connection with any NDA for our product candidates, pre-approval
inspections by the FDA of our facilities and/or those of third parties involved in the drug development program may occur, including at clinical trial sites, CMOs or other third parties on which we are very reliant. Significant negative results from pre-approval
inspections, if any, could materially delay potential approval of the drug candidate.
Accordingly, our dependence on third-party CROs and other key vendors may subject us to challenges, delays and costs that have a material adverse impact on our business, prospects, financial condition and results of operations.

We rely entirely on third parties for the manufacturing of Oxbryta, inclacumab and for any other product candidates we may pursue for nonclinical studies and clinical trials, and we expect to continue to do so for the commercialization of Oxbryta in the United States and for any other product commercialization we may conduct. Our business could be harmed if any of those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality or quantity levels or prices.
We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture drug supplies for our ongoing commercialization of Oxbryta and for any clinical trials we are conducting or may conduct for Oxbryta, inclacumab or any other future product candidates, and we do not presently expect that we will establish or acquire the resources necessary to manufacture any of our product candidates on a commercial scale. We rely, and expect to continue to rely, wholly on third-party manufacturers to produce our product candidates for our clinical trials, as well as for commercial manufacture or any required post-marketing studies of Oxbryta, and we expect to do the same with respect to any other product candidates, if any, that receives marketing approval. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay the clinical development and potential regulatory approval of our product candidates, which could harm our business and results of operations. We expect to rely on multiple third parties for the manufacture of commercial supplies of Oxbryta as well as for inclacumab or any other product candidates, if approved.
We may be unable to establish or maintain any agreements with third-party manufacturers for Oxbryta, inclacumab or any other product candidates, or to do so on acceptable terms. Even if we are able to establish or maintain agreements with third-party manufacturers for Oxbryta, inclacumab or any other product candidates, reliance on third-party manufacturers entails additional risks, including:
•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach or termination of the manufacturing agreement by the third party or by us, including at a time that is costly or inconvenient for us;

•	the inability of the third party to satisfy our ordering requirements as to quality, quantity and/or price, including, without limitation, potential impact on supply chain due to the impact of public health risks, such as the recent spread of the coronavirus;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•	the unwillingness of the third party to extend or renew terms with us when desired.

Our reliance on third-party manufacturers in connection with inclacumab entails additional potential risks, in connection with the transfer of technology from Roche to our third-party manufacturer for inclacumab, and the requirement for approval by the FDA of any Investigational New Drug application, or IND, from the new site, which may not be successful. In addition, because of our lack of experience manufacturing a biologic product, we will have greater reliance on the expertise and experience of our third-party manufacturer for inclacumab.
Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory and market risks for the production of such third-party materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may affect the regulatory assessment or clearance of our contract manufacturers’ facilities generally, and industry consolidation, pricing or other market factors may cause our contract manufacturers to scale back, terminate or refuse to renew desired arrangements for our materials. If the FDA or a comparable foreign regulatory agency finds deficiencies in or does not approve these facilities for the manufacture of Oxbryta or our product candidates or if any agency later finds deficiencies or withdraws its approval in the future, we may need to find alternative manufacturing facilities. Any of these factors could negatively impact our ability to commercialize Oxbryta or develop, obtain additional regulatory approval for or further market, as applicable, Oxbryta or our product candidates, if approved.
Oxbryta, inclacumab and any future product candidates that we may identify and pursue may compete with other product candidates and marketed drugs for access to manufacturing facilities. Any performance failure on the part of our existing or future manufacturers could delay or impair clinical development, marketing approval or commercialization. Although we believe we have adequate supplies to commercialize Oxbryta and conduct our ongoing clinical trials, if we are unable to enter into relationships with additional contract manufacturers, or our current or future contract manufacturers cannot perform as agreed, we may experience delays and incur additional costs in our continued commercialization and clinical development activities. Our current and anticipated future dependence upon others for the manufacturing of Oxbryta, our product candidates and any other marketed drugs may adversely affect our future profit margins and our ability to commercialize Oxbryta or any other product candidates that receive marketing approval on a timely and competitive basis.
If the contract manufacturing facilities on which we rely do not continue to meet regulatory requirements or are unable to meet our supply demands, our business will be harmed.
All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for Oxbryta, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs, or similar regulatory requirements outside the United States. These regulations govern manufacturing processes and procedures, including recordkeeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of Oxbryta or our product candidates. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production, seizures or voluntary recalls of product candidates or marketed drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect clinical or commercial supplies of Oxbryta, inclacumab or any of our future product candidates.
Among other requirements, we or our contract manufacturers must supply all necessary documentation in support of an NDA or MAA seeking approval of a product candidate on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval
inspection for compliance with the applicable regulations as a condition of regulatory approval for Oxbryta. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of Oxbryta, inclacumab or any of our future product candidates or the associated quality systems. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with these complex regulatory requirements. If these manufacturers, facilities, records or systems do not pass pre-approval
inspections and reviews, additional regulatory approval of Oxbryta or regulatory approval of inclacumab or any of our other future product candidates may never be granted or may be substantially delayed.
In addition, at any time following approval of a product for sale, the regulatory authorities also may audit the manufacturing facilities of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that could be costly or time consuming for us or a third party to implement, and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

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
These factors could cause us to incur higher costs and could cause the delay or termination of clinical trials, regulatory submissions, required approvals, or commercialization of Oxbryta or our product candidates. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.
Our reliance on third parties requires us to share our trade secrets and confidential information, which increases the possibility that a competitor will discover them or that our critical information will be misappropriated or disclosed.
Because we rely on third parties to manufacture Oxbryta and to conduct other aspects of our clinical development activities, as well as for inclacumab and any other product candidates we may pursue, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, other forms of agreement with any collaborators, CROs, manufacturers and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets and confidential information may become known by our competitors, may inadvertently be incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how
and trade secrets, a competitor’s discovery of our trade secrets or confidential information, or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.
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
Risks Related to Our Intellectual Property
If we or our licensors are unable to obtain and maintain sufficient intellectual property protection for Oxbryta or our product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize Oxbryta, inclacumab and other product candidates that we may pursue may be impaired. Changes in patent policy and rules could impair our ability to protect our products and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
As is the case with other biopharmaceutical companies, our success depends in large part on our ability to obtain and maintain protection of the intellectual property, particularly patents, that we may exclusively license or own solely and jointly with others in the United States and other countries with respect to Oxbryta and our product candidates and technology, including inclacumab. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to Oxbryta and our product candidates.
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
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, we may not be aware of all third-party intellectual property rights potentially relating to Oxbryta or our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are and will remain highly uncertain. The patent examination process may require us or our licensors, licensees or collaboration partners to narrow the scope of the claims of our or our licensors’, licensees’ or collaboration partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. Our pending and future patent applications may not result in patents being issued that protect Oxbryta, inclacumab or any future product candidates, in whole or in part, or which effectively prevent others from commercializing competitive product candidates. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing
manner, or by successfully seeking to narrow or invalidate our patents or render them unenforceable. Our and our licensors’, licensees’ or collaboration partners’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.
We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Moreover, we may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, reexamination, inter partes
review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize Oxbryta or our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize Oxbryta, inclacumab or any future product candidates.
In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical product candidates, or limit the duration of the patent protection of Oxbryta or our product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.
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
Assuming the other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first-to-file
a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act, or AIA, enacted in 2011, the United States has moved to a first-to-file
system similar to other countries’ systems. The AIA also includes a number of significant changes that affect the way patent applications are prosecuted, and may also affect patent litigation. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address certain of these provisions and the applicability of the AIA and new regulations remain to be issued. Accordingly, it is not clear what, if any, impact the AIA will have on the operation of our business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of patents that may issue from such patent applications, all of which could have a material adverse effect on our business and financial condition. Any further changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and patent applications or narrow the scope of our potential patent protection.
We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of Oxbryta, inclacumab or any future product candidates that we may develop.
We cannot assure that Oxbryta, inclacumab or any future product candidates that we may develop will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing Oxbryta or any future product candidates that we may develop. We may additionally be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of Oxbryta, inclacumab or any of our other product candidates.
We may in the future become party to, or be threatened with, adversarial proceedings or litigation against us regarding third party intellectual property rights with respect to Oxbryta, inclacumab or any other of our future product candidates, that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing a third party’s patents. We may also be required to indemnify parties with whom we have contractual relationships against such claims. If a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party to continue developing, manufacturing and marketing Oxbryta and our product candidates and would most likely be required to pay license fees or royalties or both, that could be significant. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property licensed to us. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. Even if we are successful in defending against such claims, such litigation can be expensive, uncertain, and time consuming to litigate, and would divert management’s attention from our core business. Any of these events could harm our business significantly.
In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the USPTO to determine which party is entitled to a patent on the disputed invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to Oxbryta and our product candidates and technology.
We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
Competitors or other parties may infringe our patents or other intellectual property. Although we are not currently involved in any intellectual property litigation, if we were to initiate legal proceedings against a third party to enforce a patent covering Oxbryta or one of our product candidates, the defendant could counterclaim that the patent covering Oxbryta or our product candidate is invalid and/or unenforceable. In addition, there is an abbreviated regulatory pathway, under the Biologics Price Competition and Innovation Act of 2009, for the regulatory approval of biosimilar or interchangeable biologic products, which could create a litigation pathway for a third party to challenge patents covering inclacumab. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are multiple potential grounds for a validity challenge or an unenforceability assertion. The outcome following legal assertions of invalidity and unenforceability is often highly unpredictable.
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
In addition, our defense of litigation, interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our business and operations including our ability to commercialize Oxbryta, raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring Oxbryta and our product candidates to domestic and foreign markets.
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
For example, inventorship disputes may arise from conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership
of potential joint inventions. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership or we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business and operations including our ability to raise the funds necessary to commercialize Oxbryta, continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
We jointly own patents and patent applications with third parties. Our ability to exploit or enforce these patent rights, or to prevent the third party from granting licenses to others with respect to these patent rights, may be limited in some circumstances.
We jointly own certain patents and patent applications with third parties. In the absence of an agreement with each co-owner
of jointly owned patent rights, we will be subject to default rules pertaining to joint ownership. Some countries require the consent of all joint owners to exploit, license or assign jointly owned patents, and if we are unable to obtain that consent from the joint owners, we may be unable to exploit the invention or to license or assign our rights under these patents and patent applications in those countries. For example, we have exclusively licensed from the Regents of the University of California, or Regents, worldwide patent rights covering Oxbryta and certain Oxbryta analogs, some of which patent rights we jointly own with the Regents. Additionally, in the United States, each co-owner
may be required to be joined as a party to any claim or action we may wish to bring to enforce these patent rights, which may limit our ability to pursue third party infringement claims.
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
An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a
“first-to-file”
system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before us could, therefore, be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application, but circumstances could prevent us from promptly filing patent applications on our inventions.
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
We are highly dependent on the management, commercial, research and development, clinical, financial and business development expertise of our executive officers, as well as the other members of our team. Although we have employment offer letters with each of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.
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
We have recently implemented sales, marketing and distribution capabilities and expect to expand our product development capabilities, and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
With our recent establishment of infrastructure required for commercialization of Oxbryta and our current and planned product development activities, we have experienced significant and rapid growth in the number of our employees and the scope of our operations, particularly in the areas of sales, marketing and distribution, regulatory affairs, research and drug development. To manage this and future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit, train and retain a sufficient number of qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage our recent or future growth could delay the execution of our business plans or disrupt our operations.

If we are not successful in discovering, developing, acquiring or commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives could be impaired.
Although a substantial amount of our effort will focus on the continued commercialization, clinical testing and seeking of additional regulatory approval of Oxbryta, a key element of our strategy is to pursue, develop and commercialize a portfolio of products utilizing proprietary discovery and development technology. We are seeking to do so through our internal research programs and may also selectively pursue commercially synergistic in-licensing
or acquisition of additional assets, such as inclacumab. With the exception of Oxbryta, all of our other potential product candidates remain in the earlier development stages. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:
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
If we fail to develop and successfully commercialize inclacumab or any other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing Oxbryta.
If successful product liability claims are brought against us, we may incur substantial liability and costs. If the use of Oxbryta or our product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to Oxbryta or our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.
The commercialization of Oxbryta, the use of Oxbryta and our product candidates, including inclacumab, in clinical trials and the sale of any other products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that Oxbryta or our product candidates may induce adverse events. The risk of product liability claims may be increased now that Oxbryta is approved and being sold in the United States. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•	impairment of our business reputation;
•	withdrawal of clinical trial participants;
•	costs due to related litigation;

•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	increased warnings on product labels or additional restrictions imposed by regulatory authorities;
•	the recall of Oxbryta or our product candidates;
•	the inability to commercialize Oxbryta or our product candidates; and
•	decreased demand for Oxbryta or our product candidates, if approved for commercial sale.
We carry product liability insurance in amounts that we believe are sufficient in light of our current commercial activities and clinical programs, but we may not be able to obtain and maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.
During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to our products or product candidates. Such events can be time-consuming to address, could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, can delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products or product candidates, if approved, can require us to suspend or abandon our commercialization efforts of any approved product candidates, or can impair our ability to raise funds to pursue our development or commercialization efforts. Investigations of these events may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.
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
Because we have limited resources, we may forego or delay the pursuit of opportunities with programs or product candidates or for indications that later prove to have greater commercial potential than those we do pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates, including inclacumab, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other partnering arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.
Any collaboration arrangements that we might enter into in the future may not be successful, which could adversely affect our operations and financial condition.
We may seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of Oxbryta, inclacumab and potential future product candidates. For example, in December 2019, we entered into the License and Collaboration Agreement with Syros Pharmaceuticals, Inc., to discover, develop and commercialize novel therapies for SCD and beta thalassemia. We may enter into additional collaboration arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for our product candidates, both in the United States and internationally. To the extent that we decide to enter into collaboration agreements, we will face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for a product candidate, the costs and complexities of manufacturing and delivering a product candidate to patients, the potential of competing products, any uncertainty with respect to our ownership of technology, which can occur if there is a challenge to our ownership without regard to the merits of the challenge and industry and market conditions generally. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement, and we may not be successful in our efforts to establish and implement additional collaborations or other alternative arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.
Any collaboration that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of us and our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, costly and time-consuming disputes or termination of the collaboration arrangement. These disagreements can be difficult to resolve successfully, and any such termination or expiration would adversely affect us financially and could harm our business reputation. Many collaborations in the pharmaceutical and biotechnology industries do not result in successful outcomes, for a wide variety of reasons.

Our anticipated international operations may expose us to business, regulatory, political, operational, financial, pricing and reimbursement and economic risks associated with doing business outside of the United States.
Our business strategy currently incorporates potential international expansion as we evaluate data from our Phase 3 HOPE Study, plan to conduct additional studies inside and outside the United States, and plan to seek to obtain regulatory approval to commercialize Oxbryta in additional patient populations inside the United States as well as in patient populations outside the United States. Doing business internationally involves a number of risks, including but not limited to:
•	restrictions and obligations imposed by privacy regulations, such as provisions under the General Data Protection Regulation 2016/679, known as GDPR, applicable to the collection and use of personal health data in the European Union;
•	multiple, conflicting, and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements, and any requirements to obtain other governmental approvals, permits, and licenses;
•	failure by us to obtain and maintain regulatory approvals for the sale or use of our products in various countries;
•	additional potentially relevant third-party patent rights;
•	complexities and difficulties in obtaining protection for and enforcing our intellectual property;
•	difficulties in staffing and managing our current and potential foreign operations;
•	complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;
•	limits in our ability to penetrate international markets;
•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;
•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;
•	certain expenses including, among others, expenses for travel, translation, and insurance; and
•	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the FCPA, its books and records provisions, or its anti-bribery provisions.
Any such factors may impose additional responsibilities, obligations or liability in relation to our current and planned activities outside the United States, and we may be required to put in place additional mechanisms and make additional expenditures to ensure compliance with existing and new requirements, which could significantly harm our future international expansion and operations and, consequently, our results of operations.
We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, “Trade Laws”). We can face serious consequences for violations.
Among other matters, these Trade Laws prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our
non-U.S.
activities to increase over time. We engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States, the results of presidential elections, other political influences and inflationary pressures. For example, an overall decrease in or loss of insurance coverage among individuals in the United States as a result of unemployment, underemployment or the potential repeal of certain provisions of the ACA, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, we may experience difficulties in the commercialization of Oxbryta and any eventual commercialization of our product candidates, and our business, results of operations, financial condition and cash flows could be adversely affected.
In addition, certain events have caused, and may cause or contribute to global financial crises, which have triggered and may in the future lead to extreme volatility and disruptions in the capital and credit markets. For example, in June 2016, the United Kingdom, or U.K., held a referendum in which voters supported the exit of the U. K. from the EU (known as “Brexit”), which could cause disruptions to and create uncertainty surrounding our business, including affecting our existing relationships with third parties that conduct some of our nonclinical studies and clinical trials and our ability to enter into new relationships with vendors and other third-party contractors, which could have an adverse effect on our business, financial results and operations. On January 31, 2020, the U.K. officially left the EU. Brexit has already and could continue to adversely affect European and/or worldwide economic and market conditions and could continue to contribute to instability in the global financial markets. The measures could also adversely affect our ability to raise additional capital, potentially disrupt the markets in which we currently conduct and plan to conduct operations and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, changes in, and legal uncertainty with regard to, national and international laws and regulations may present difficulties for our clinical and regulatory strategy.
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
Additionally, our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a
non-U.S.
government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and, therefore, involves significant interaction with public officials, including officials of
non-U.S.
governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA.
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

Our internal computer systems, or those of our third-party vendors, may fail or suffer security breaches, which could result in a material disruption of our business and operations.
Despite the implementation of security measures, our internal computer systems and those of our third-party vendors are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, and the prevalent use of mobile devices that access confidential information increases the risk of data security breaches. With respect to our data and information technology infrastructure, we continue to invest in the protection of such infrastructure, but there can be no assurance that our efforts will prevent service interruptions or identify breaches in our systems.
If any such event were to occur and cause interruptions in our operations, it could adversely affect our business and operations or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. For example, the loss of data from completed or ongoing clinical trials or nonclinical studies for Oxbryta or any of our product candidates could harm our commercialization activities, result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches. As a result, any such cyber-attacks or breaches could have a material adverse effect on our business.
Risks Related to Our Equity Securities
The market price of our common stock has been and may continue to be highly volatile.
The market price of our common stock has experienced volatility since our initial public offering in August 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:
•	failure to successfully develop and commercialize Oxbryta, inclacumab or any other product candidates, including results relating to our launch and commercialization of Oxbryta in the United States;

•	adverse results or delays in, or the halting of, our nonclinical studies or clinical trials, especially in our ongoing or future clinical program for Oxbryta for the treatment of SCD;

•	reports of adverse events from our commercialization or clinical trials of Oxbryta, or from clinical trials of any other product candidates that we may develop;

•	any delay in the review of, or potential action with respect to, our planned filing of an IND or NDA for inclacumab or for any other product candidates that we may develop and any adverse development or perceived adverse development with respect to the FDA’s regulatory review of such filing;

•	adverse regulatory decisions affecting Oxbryta, inclacumab or any other product candidates we may develop, including any delay in or denial of potential approval in accordance with our plans and expectations;

•	inability to obtain additional funding;

•	failure to prosecute, maintain or enforce our intellectual property rights;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	changes in laws or regulations applicable to Oxbryta or future products;

•	inability to obtain adequate product supply for Oxbryta or our product candidates or the inability to do so at acceptable prices;

•	introduction of new products, services or technologies by our competitors;

•	failure to enter into or perform under strategic collaborations;

•	failure to meet or exceed any financial projections that we or the investment community may provide;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock; and

•	the other risks described in this “Risk Factors” section.

In addition, companies trading in the stock market in general, and the NASDAQ Stock Market, or NASDAQ, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:
•	our ability to commercialize Oxbryta or any of our product candidates, if approved, and the timing and costs of our commercialization activities;

•	the timing and cost of, and level of investment in, research and development activities relating to Oxbryta and our product candidates, which may change from time to time;

•	the timing and success or failure of clinical trials for Oxbryta and our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	our ability to obtain and maintain full regulatory approval for Oxbryta in the United States and to obtain regulatory approval of Oxbryta outside of the United States as well as regulatory approval for our product candidates, and the timing and scope of any such approvals we may receive;

•	the cost of manufacturing Oxbryta and our product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•	our ability to attract, hire, train and retain qualified personnel;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•	the level of demand for Oxbryta and our product candidates, if approved, which may vary significantly;

•	future accounting pronouncements or changes in our accounting policies;

•	the risk/benefit profile, cost and reimbursement policies with respect to Oxbryta and our products candidates, if approved, and existing and potential future drugs that compete with Oxbryta and our product candidates;

•	whether Oxbryta or any of our product candidates are subject to any compliance-related challenges or sanctions, or any intellectual-property related challenges; and

•	the changing and volatile U.S., European and global economic environments.

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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or Exchange Act, Section 404, or Section 404, of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and the rules and regulations of NASDAQ. The Exchange Act requires us to file accurate and timely quarterly, annual and current reports with the SEC. Section 404 generally requires our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting and requires us to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We are also subject to significant corporate governance and executive compensation-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, including the “say on pay” rules adopted by the SEC under Dodd-Frank. We incur significant legal, accounting and other expenses, and expend significant time and effort by management and other personnel, to comply with the rules applicable to us as a public company.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting for the purpose of providing the reports required by Section 404. Based on our assessment and using the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, criteria, our management, Chief Executive Officer and Chief Financial Officer, have concluded that, as of December 31, 2019, our internal control over financial reporting was effective. As required under Section 404 of Sarbanes-Oxley, our independent registered public accounting firm has tested the design and operating effectiveness of our controls over financial reporting and been required to provide an attestation report with respect to our internal control over financial reporting. During the course of our or their subsequent review and testing, however, material weaknesses or significant deficiencies may be identified and we may be unable to remediate them before we must provide the required reports. If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from NASDAQ or other adverse consequences that would materially harm our business.
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
We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our Amended and Restated 2015 Stock Option and Incentive Plan, or 2015 Plan. The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, in January 2017 our board of directors approved our 2017 Inducement Equity Plan and amended the plan in December 2019 with the Amended and Restated 2017 Inducement Plan, or the 2017 Inducement Plan. The 2017 Inducement Plan enables us and our subsidiaries to grant non-qualified
stock options and other equity-based awards to induce employees who are not currently employed by us or our subsidiaries to accept employment with us or our subsidiaries. As of December 31, 2019, there were 837,550 shares reserved under the 2017 Inducement Plan (subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock) for issuance to new employees entering into employment with us. In addition, we have reserved shares of common stock for issuance pursuant to our 2015 Employee Stock Purchase Plan, or 2015 ESPP, which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of (i) 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2015 Plan, the 2017 Inducement Plan or the 2015 ESPP, our stockholders may experience additional dilution, and our stock price may fall.

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
Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 57.8% of our outstanding common stock as of February 1, 2020, based on the latest publicly available information.
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
We have broad discretion over the use of our capital resources consisting of cash and cash equivalents and short and long-term marketable securities. You may not agree with our decisions, and our use of our capital resources may not yield any returns to our stockholders. We expect to use our existing capital resources to continue the commercialization and clinical development of Oxbryta for the treatment of SCD, including in our recently completed Phase 3 HOPE Study, our ongoing Phase 2a HOPE-KIDS 1 Study, our recently initiated Phase 3 HOPE-KIDS 2 Study, our other research and development activities including other clinical and nonclinical studies, including for inclacumab, and for working capital and general corporate purposes. Our failure to apply our capital resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these resources. Our stockholders will not have the opportunity to influence our decisions on how to use our capital resources.
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
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, in December 2017, Congress passed the Tax Cuts and Jobs Act, which made broad and complex changes to the tax laws. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.
Item 1B.
Unresolved Staff Comments
None.
Item 2.
Properties
Our headquarters, where we have office and research and development laboratory space, is located in South San Francisco, California, where we lease 67,185 square feet of space pursuant to a noncancelable operating lease, or Lease.
In August 2018, we entered into an amendment to the Lease to relocate from the current headquarters to a to-be-constructed
building consisting of approximately 164,150 rentable square feet of space when the building is ready for occupancy
, or the Substitute Premise. The Substitute Premise
is expected to be ready to occupy in the first half of 2020, at which time we will vacate the currently occupied facility and will have no further obligations with respect to the current facility.
We believe that our existing facilities and the Substitute Premise are sufficient for our current needs and for the foreseeable future.

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
Recent Sales of Unregistered Securities
During the year ended December 31, 2019, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form
10-Q
or in a Current Report on Form
8-K.
Issuer Purchases of Equity Securities
We did not repurchase any securities during the quarter ended December 31, 2019.
Holders of Common Stock
As of February 21, 2020, there were 7 holders of record of
60,829,023
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
The graph below matches Global Blood Therapeutics, Inc.’s cumulative
52-Month
total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the NASDAQ Biotechnology index, and the NASDAQ Pharmaceutical index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from August 12, 2015 to December 31, 2019.

	8/12/15	12/15	12/16	12/17	12/18	12/19
Global Blood Therapeutics, Inc.	100.00	74.99	33.52	91.28	95.22	184.39
NASDAQ Composite	100.00	98.18	106.88	138.56	134.62	184.02
NASDAQ Biotechnology	100.00	88.59	69.68	84.75	77.24	96.64
NASDAQ Pharmaceutical	100.00	86.87	69.06	82.80	78.25	91.94

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.
Selected Financial Data
The information set forth below for the three years ended December 31, 2019 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form
10-K
to fully understand factors that may affect the comparability of the information presented below (in thousands, except for share and per share data):

	Years Ended December 31,
	2019	2018	2017
Summary of Operations Data:
Product sales, net	$2,108	$—	$—
Costs and operating expenses
Cost of sales	48	—	—
Research and development	174,556	131,307	87,807
Selling, general and administrative	117,088	51,435	31,438
Gain on lease modification (1)	(8,301)	—	—

Total costs and operating expenses	283,391	182,742	119,245

Loss from operations	(281,283)	(182,742)	(119,245)
Interest income, net	14,697	8,618	2,555
Other expenses, net	(180)	(69)	(334)

Net loss	$(266,766)	$(174,193)	$(117,024)

Basic and diluted net loss per common share	$(4.57)	$(3.41)	$(2.76)

Weighted-average number of shares used in computing basic and diluted net loss per common share	58,321,612	51,150,728	42,323,686

(1)	During the year ended December 31, 2019, we recorded a gain on lease modification related to our existing premises located in South San Francisco, California.

	As of December 31,
(in thousands)	2019	2018	2017
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$694,999	$591,815	$329,432
Working capital	556,544	452,007	298,048
Total assets	796,099	617,643	356,720
Long-term debt	73,559	—	—
Accumulated deficit	(738,916)	(472,150)	(297,957)
Total stockholders’ equity	578,694	572,799	318,804

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
Overview
We are a biopharmaceutical company dedicated to the discovery, development and delivery of life-changing treatments that provide hope to underserved patient communities. Founded in 2011, GBT is delivering on its goal to transform the treatment and care of sickle cell disease, or SCD, a lifelong, devastating inherited blood disorder that is marked by red blood cell, or RBC, destruction and occluded blood flow and hypoxia, leading to anemia, stroke, multi-organ failure, severe pain crises, and shortened patient life span. As a result of the historic lack of treatment options, patients with SCD suffer serious morbidity and premature mortality.
It is estimated the prevalence of SCD is approximately 100,000 individuals in the United States, where newborn screening is mandatory, and approximately 60,000 individuals in Europe. The global incidence of SCD is estimated to be 250,000 to 300,000 births annually, and SCD is concentrated in populations of African, Middle Eastern and South Asian descent.
In late November 2019, we received U.S. Food and Drug Administration, or FDA, accelerated approval for our first medicine, Oxbryta (voxelotor) tablets for the treatment of SCD in adults and children 12 years of age and older. Oxbryta, an oral therapy taken once daily, is the first
FDA-approved
treatment that directly inhibits sickle hemoglobin polymerization, the root cause of SCD.
The accelerated approval of Oxbryta is based on clinically meaningful and statistically significant improvements in hemoglobin levels, accompanied by reductions in RBC destruction (hemolysis). Data from the Phase 3 HOPE (Hemoglobin Oxygen Affinity Modulation to Inhibit HbS PolymErization) Study of 274 patients 12 years of age and older with SCD showed that, after 24 weeks of treatment, 51.1% of patients receiving Oxbryta achieved a greater than 1 g/dL increase in hemoglobin compared with 6.5% receiving placebo (p<0.001). The HOPE data also demonstrated corresponding improvements in other markers of hemolysis as well as a favorable safety and tolerability profile for Oxbryta.
In early December 2019, we began to make Oxbryta available to patients through our specialty pharmacy partner network. As part of this product launch, we are focused on securing reimbursement and expanding patient access. As part of our commitment to ensuring patient access, we established GBT Source Solutions, a comprehensive program for patients who are prescribed Oxbryta that provides a wide range of practical, educational and financial support customized to each patient’s needs.
We are conducting and plan to conduct additional studies of Oxbryta, including our ongoing Phase 2a HOPE-KIDS 1 Study, an open-label, single- and multiple-dose Phase 2a study that is evaluating the safety, tolerability, pharmacokinetics and exploratory treatment effect of Oxbryta in pediatric patients aged 4 to 17 years with SCD, and, as a condition of accelerated approval, our Phase 3 HOPE-KIDS 2 Study, a post-approval confirmatory study we initiated in December 2019 that is using transcranial Doppler, or TCD, flow velocity to seek to demonstrate a decrease in stroke risk in children 2 to 15 years of age. We also expect to conduct additional clinical studies of Oxbryta, including to seek to expand the potential approved product label into younger pediatric populations.

Beyond Oxbryta, we are also engaged in other research and development activities, all of which are currently in earlier development stages, including working on new targets to develop the next generation of treatments for SCD. As part of our efforts to build our pipeline, we regularly evaluate opportunities to in-license,
acquire or invest in new business, technology or assets or engage in related discussions with other business entities.
In August 2018, we entered into the License Agreement, or Roche Agreement, with F.
Hoffmann-La
Roche Ltd. and
Hoffmann-La
Roche Inc. (together, “Roche”) pursuant to which Roche granted us an exclusive and sublicensable worldwide license under certain patent rights and know-how
to develop and commercialize inclacumab, a
p-selectin
inhibitor in development to address pain crises associated with the disease, including any modified compounds targeting
p-selectin
and derived from inclacumab, for all indications and uses, except diagnostic use. Roche retained a non-exclusive,
worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use. We are developing inclacumab as a treatment for VOCs in patients with SCD, and we expect to be able to leverage the safety data from Roche’s prior clinical studies, which were not in patients with SCD, as we proceed with our development of inclacumab. We expect to initiate a pivotal clinical study in 2021.
In December 2019, we entered into the License and Collaboration Agreement, or Syros Agreement, with Syros Pharmaceuticals, Inc., or Syros, to discover, develop and commercialize novel therapies for SCD and beta thalassemia. Under the agreement, Syros will use its leading gene control platform to identify therapeutic targets and discover drugs that potentially induce fetal hemoglobin, and we have an option to obtain an exclusive worldwide license to develop, manufacture and commercialize any compounds or products resulting from the collaboration, subject to Syros’ option to co-promote
the first product in the United States. We will continue to seek the best scientific approaches to transform the treatment of these devastating lifelong diseases.
We own or jointly own and have exclusively licensed rights to Oxbryta and our product candidates in the United States, Europe and other major markets. We are the sole owner of issued U.S. patents covering Oxbryta, including its composition of matter, methods of use, formulations and polymorphs of Oxbryta. These issued U.S. patents covering Oxbryta will expire between 2032 and 2037, absent any applicable patent term extensions. We own or co-own
additional pending patent applications in the United States and multiple foreign countries relating to Oxbryta.
Since our inception in 2011, we have devoted substantially all of our resources to identifying and developing Oxbryta and product candidates, including conducting clinical trials and nonclinical studies and providing general and administrative support for these operations.
We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sale of equity securities and debt financing. In December 2018, we completed a follow-on
offering and issued 3,409,090 shares of common stock at a price of $41.54 per share with proceeds of $141.1 million net of underwriting costs and commissions and offering expenses. In addition, in January 2019, we sold an additional 511,363 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $41.54 per share for proceeds of $21.2 million net of underwriting costs and commissions. In June 2019, we completed a follow-on
offering and issued 3,375,527 shares of common stock at a price of $57.12 per share with proceeds of $192.4 million net of underwriting costs and commissions and offering expenses. In addition, in July 2019, we sold an additional 100,000 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $57.12 per share for proceeds of $5.7 million net of underwriting costs and commissions. In December 2019, we entered into a $150.0 million term loan agreement and drew down proceeds of $72.5 million net of debt issuance costs. We have an option to draw an additional $75.0 million until December 31, 2020.
Our net losses were $266.8 million for the year ended December 31, 2019, $174.2 million for the year ended December 31, 2018 and $117.0 million for the year ended December 31, 2017. As of December 31, 2019, we had an accumulated deficit of $738.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We had $302.2 million in cash and cash equivalents and $392.8 million in marketable securities as of December 31, 2019.
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
Revenue Recognition
Pursuant to Accounting Standards Codification, Topic 606,
Revenue from Contracts with Customers
, or ASC 606
,
we recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.
To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect substantially all of the consideration we are entitled to in exchange for the goods or services we transfer to the customer.
Product sales, net
Our product sales consist of U.S. sales of Oxbryta, which we began shipping to customers in December 2019. Prior to December 2019, we had no product sales. We sell Oxbryta to a limited number of specialty pharmacies and a specialty distributor, or collectively, Customers. These agreements with our Customers provide for transfer of title to the product at the time the product has been delivered to the Customers. The Customers subsequently dispense our product directly to a patient or resell our product to hospitals and certain pharmacies.
We recognize revenue on product sales when the Customers obtain control of our product, which occurs at a point in time, typically upon delivery to our Customers. It is at that point that we have a right to payment and that our Customers obtain title and the risks and rewards of ownership. Shipping and handling activities are considered to be fulfillment activities rather than a separate performance obligation. Payment terms are typically
30-60
days following delivery to our Customers. As allowed under ASC 606 via practical expedient, because payment is expected shortly after delivery, we do not adjust the amount of consideration expected to be received for the effects of a significant financing component.
We consider the effects of items that can decrease the transaction price such as variable consideration and consideration payable to Customers or payer. Amounts related to such items are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. The amount of variable consideration may be constrained and is included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Revenue from product sales is recorded after considering the impact of the following variable consideration amounts along with the constraint at the time of revenue recognition:
Rebates:
We are subject to government mandated rebates for Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Benefit Program, and other government health care programs in the United States. Rebate amounts are based upon contractual agreements or legal requirements with public sector benefit providers. We use the expected-value method for estimating these rebates based on statutory discount rates and expected utilization. The expected utilization of rebates is estimated based on third party market research data and data received from the specialty pharmacies and specialty distributor. Estimates for these rebates are adjusted quarterly to reflect the most recent information. We record an accrued liability for unpaid rebates related to products for which control has been transferred to Customers.
Prompt payment discounts
: We provide discounts to our Customers if they pay for our products within a defined period of time after title transfers, which terms are explicitly stated in the contract. We use the most-likely-amount method for estimating prompt payment discounts. We expect that our Customers will earn prompt payment discounts. As a result, we deduct the full amount of those discounts from total product sales when revenues are recognized and record these discounts as a reduction of accounts receivable.
Co-payment assistance:
We provide
co-payment
assistance to patients who have commercial insurance and meet certain eligibility requirements. We use the expected-value method for estimating co-payment
assistance based on estimates of program redemption using data provided by third-party administrators. Estimates for the co-payment
assistance are adjusted quarterly to reflect actual experience. We record an accrued liability for unredeemed co-payment
assistance related to products for which control has been transferred to Customers.
Medicare Part D Coverage Gap:
The Medicare Part D coverage gap is a federal program to subsidize the costs of prescription drugs for Medicare beneficiaries in the United States, which mandates manufacturers to fund a portion of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Funding of the coverage gap is generally invoiced and paid in arrears. We estimate the impact of the Medicare Part D coverage gap using the expected-value method based on an amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. Estimates for the impact of the Medicare Part D coverage gap are adjusted quarterly to reflect actual experience. We record an accrued liability for unpaid reserves related to the Medicare Part D coverage gap.
Product returns:
Consistent with industry practice, we offer limited product return rights and generally allow for the return of product that is damaged or defective, or within a few months prior to and up to a few months after the product expiration date. We consider several factors in the estimation of potential product returns, including expiration dates of the product shipped, the limited product return rights, third-party data in monitoring channel inventory levels, shelf life of the product, prescription trends, and other relevant factors. We expect product returns to be immaterial. Other than these limited returns, we do not provide any product warranties.
Chargebacks
: Chargebacks are discounts that occur when contracted parties purchase directly from a specialty distributor. Contracted parties, which currently consist primarily of Public Health Service Institutions and federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty distributor, in turn, charge back the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by the contracted parties to us. The reserves for chargeback are based on known sales to contracted parties. We establish the reserves for chargebacks in the same period that the related revenue is recognized, resulting in a reduction of product revenue and receivables.
Distributor fees:
Our specialty distributor provides distribution services to us for a fee, based on a contractually determined fixed percentage of sales. We estimate these distributor fees and record such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue. We record an accrued liability for unpaid distributor fees.
Each of the above items is variable consideration, which we record at the time of revenue recognition, and require significant estimates, judgement and information obtained from external sources. If management’s estimates differ from actuals, we will record adjustments that would affect product sales in the period of adjustment.
The following table summarizes activity with respect to our sales allowances and accruals for the year ended December 31, 2019 and 2018 (in thousands):

	Rebates, co-payment assistance, Medicare Part D coverage gap, product returns and distributor fees	Prompt payment discounts and chargebacks	Total
Balances at December 31, 2018	$—	$—	$—
Provision related to current period sales	529	113	642
Credit or payments made during the period	—	—	—

Balance at December 31, 2019	$529	$113	$642

Other revenue recognition considerations
Oxbryta is our only product. The only performance obligation included in our contracts is the delivery of Oxbryta to our Customers. Therefore, no allocation of transaction price amongst performance obligations is necessary. Consequently, the transaction price determined after considering the impacts of variable consideration is recognized at the time control is transferred to our Customers, which is upon delivery of Oxbryta to our Customers.
Because all sales of Oxbryta are in the United States and because our Customers are each a large distributor with similar variable consideration impacts, we provide revenue numbers on a total basis without further disaggregation. Additionally, we do not have any contract assets or liabilities, other than accounts receivable, related to our sales of Oxbryta.
Accruals of Research and Development and Manufacturing Costs
We record accruals for estimated costs of research, nonclinical and clinical studies and manufacturing development. These costs are a significant component of our research and development expenses. A substantial portion of our ongoing research and development activities are conducted by third-party service providers, including contract research organizations and contract manufacturing organizations. We also accrue for estimated costs of manufacturing activities for inventories. These costs are a significant component of the cost of our inventory.
We accrue the costs incurred under our agreements with these third parties based on actual work completed in accordance with agreements established with these third parties. We determine the accruals for research and development through discussions with internal personnel and external service providers as to the progress or stage of completion of the clinical studies and the agreed-upon fee to be paid for such services.
The accrual for contract manufacturing activities is based on an estimate of manufacturing activities completed to date, contractual rates, and amounts invoiced and paid to date at the end of each reporting period. We determine the percentage of manufacturing activities completed to date based on discussions with the contract manufacturing organization, oversight of the manufacturing activities and anticipated timeline.

As actual costs become known, we adjust our accruals. We have not experienced any material deviations between accrued costs and actual costs. However, actual clinical and manufacturing services performed, number of subjects enrolled, and the rate of subject enrollment may vary from our estimates, resulting in adjustments to research and development costs or inventories in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations or amounts of inventories capitalized.
Results of Operations
Comparison of the years ended December 31, 2019, 2018 and 2017

				Change
	Year Ended December 31,			2019/2018		2018/2017
(in thousands, except percentages)	2019	2018	2017	$	%	$	%
Product sales, net	$2,108	$—	$—	$2,108	*	$—	*
Costs and operating expenses:
Cost of sales	48	—	—	48	*	—	*
Research and development	174,556	131,307	87,807	43,249	33%	43,500	50%
Selling, general and administrative	117,088	51,435	31,438	65,653	128	19,997	64
Gain on lease modification	(8,301)	—	—	(8,301)	*	—	*

Total costs and operating expenses	283,391	182,742	119,245	100,649	55	63,497	53

Loss from operations	(281,283)	(182,742)	(119,245)	(98,541)	54	(63,497)	53
Interest income, net	14,697	8,618	2,555	6,079	71	6,063	237
Other expenses, net	(180)	(69)	(334)	(111)	(161)	265	(79)

Net loss	$(266,766)	$(174,193)	$(117,024)	$(92,573)	53%	$(57,169)	49%

*	Change is not meaningful
Product sales, net
Product sales consist of sales of Oxbryta, which was approved by FDA in late November 2019. We commenced shipments of Oxbryta and fully launched with a deployed sales force in December 2019.
Cost of sales
Cost of sales of $48,000 for the year ended December 31, 2019, is related to certain costs incurred after FDA approval related to the cost of Oxbryta sold. Prior to receiving FDA approval for Oxbryta in November 2019, we recorded all costs incurred in the manufacture of Oxbryta as research and development expense. We expect to sell inventory previously expensed to research and development over approximately the current year, and accordingly we expect our costs of product sales of Oxbryta to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.
Research and development
Research and development expenses consist primarily of costs incurred for the development of Oxbryta and product candidates, which include:
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
The largest component of our total operating expenses is our investment in research and development activities, including the clinical development of Oxbryta. We allocate research and development salaries, benefits, stock-based compensation and indirect costs to Oxbryta, inclacumab and other product candidates that we may pursue on a program-specific basis.
We expect our research and development expenses will increase in future periods as we continue to invest in research and development activities related to developing Oxbryta and product candidates, and as programs advance into later stages of development and we begin to conduct larger clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and research and development is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

				Change
	Years Ended December 31,			2019/2018		2018/2017
	2019	2018	2017	$	%	$	%
Costs incurred by development program:
Oxbryta for the treatment of SCD	$117,827	$103,613	$64,860	$14,214	14%	$38,753	60%
Other preclinical programs	47,015	23,036	14,512	23,979	104	8,524	59
Inclacumab for the treatment of SCD	9,472	3,818	—	5,654	148	3,818	*
Oxbryta for the treatment of hypoxemic pulmonary disorders	242	840	8,435	(598)	(71)	(7,595)	(90)

Total research and development expenses	$174,556	$131,307	$87,807	$43,249	33%	$43,500	50%

*	Change is not meaningful
Research and development expenses increased by $43.2 million, or 33%, to $174.6 million for the year ended December 31, 2019 from $131.3 million for the year ended December 31, 2018. The increase was primarily due to an increase of $14.2 million in internal and external costs related to our SCD program for Oxbryta as we advanced this program, including increased employee-related costs and increased costs associated with our New Drug Application, or NDA, submission activities. In addition, there was an increase of $5.7 million in internal and external costs associated with inclacumab driven by the pre-clinical
research and manufacturing activities related to the Roche Agreement, which we entered into in August 2018. Furthermore, there was an increase of $24.0 million in internal and external costs associated with preclinical programs, which is primarily driven by the $20 million upfront payment expensed under the Syros Agreement, which we entered into in December 2019. The increase is partially offset by a $0.6 million decrease in expenses related to our former hypoxemic pulmonary disorders program that was discontinued in October 2017. Stock-based compensation expense related to research and development was $19.1 million for the year ended December 31, 2019 and $12.7 million for the year ended December 31, 2018. The increase was primarily due to hiring additional personnel and stock price appreciation.
Research and development expenses increased by $43.5 million, or 50%, to $131.3 million for the year ended December 31, 2018 from $87.8 million for the year ended December 31, 2017. The increase was primarily due to an increase of $38.8 million in internal and external costs related to our SCD program for Oxbryta as we advanced this program, including expansion of our Phase 2a HOPE-KIDS 1 Study and our Phase 3 HOPE Study in 2018 as well as higher levels of manufacturing activities to support the program. In addition, there was an increase of $3.8 million in internal and external costs associated with inclacumab primarily driven by the upfront payment of $2.0 million under the Roche Agreement. Furthermore, there was an increase of $8.5 million in internal and external costs associated with preclinical programs. The increase is partially offset by a $7.6 million decrease in expenses related to our former hypoxemic pulmonary disorders program that was discontinued in October 2017. Stock-based compensation expense was $12.7 million for the year ended December 31, 2018 and $5.9 million for the year ended December 31, 2017. The increase was primarily due to hiring additional personnel, stock price appreciation and vesting of market-condition stock awards.
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of costs incurred in our executive, commercial, finance, corporate development, human resource, information technology, legal, compliance and other general and administrative functions, which include:
•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	fees to third party vendors providing customer support services;
•	expenses incurred under agreements with consultants; and
•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.
We expense all selling, general and administrative costs in the periods in which they are incurred. We expect our general and administrative expenses to continue to grow as we progress through the commercial launch of Oxbryta for the treatment of SCD.
General and administrative expenses increased by $65.7 million, or 128%, to $117.1 million for the year ended December 31, 2019 from $51.4 million for the year ended December 31, 2018. The increase was primarily due to an increase of $9.2 million in stock-based compensation expense, as a result of our hiring additional personnel and stock price appreciation, an increase of $24.6 million in salary and benefit costs due to a greater number of employees, an increase of $29.0 million in professional and consulting services due to the growth of our operations, such as commercial build-out
during 2019, and an increase of $2.9 million in other general and administrative expenses due to the growth of our operations.
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

Gain on lease modification
Gain on lease modification of $8.3 million for the year ended December 31, 2019 was related to our existing premises located in South San Francisco, California for 67,185 square feet of space in October 2019.
Interest income, net
Interest income, net was $14.7 million in 2019 compared to $8.6 million in 2018. The $6.1 million increase was due to the additional income earned from higher investment balances following our public equity offerings in 2019 and 2018, and our debt financing in 2019.
Interest income, net was $8.6 million in 2018 compared to $2.6 million in 2017. The $6.0 million increase was due to the additional income earned from higher investment balances following our public equity offerings in 2017 and 2018 as well as higher interest rates in 2018.
Income Taxes
As of December 31, 2019, we had federal net operating loss carryforwards of approximately $618.2 million to offset future federal taxable income, with $209.9 million available through 2037 and $408.3 million available indefinitely. We also had state net operating loss carryforwards of approximately $386.8 million that may offset future state taxable income, through 2039. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2019, we recorded a 100% valuation allowance against our deferred tax assets of approximately $245.0 million, as at that time our management believed it was uncertain that they would be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.
Liquidity and Capital Resources
We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sale of equity securities. In December 2018, we completed a follow-on
offering and issued 3,409,090 shares of common stock at a price of $41.54 per share with proceeds of $141.1 million net of underwriting costs and commissions and offering expenses. In addition, in January 2019, we sold an additional 511,363 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $41.54 per share for proceeds of $21.2 million net of underwriting costs and commissions. In June 2019, we completed a follow-on
offering and issued 3,375,527 shares of common stock at a price of $57.12 per share with proceeds of $192.4 million net of underwriting costs and commissions and offering expenses. In addition, in July 2019, we sold an additional 100,000 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $57.12 per share for proceeds of $5.7 million net of underwriting costs and commissions. In December 2019, we entered into a $150.0 million term loan agreement and drew down proceeds of $72.5 million net of debt issuance costs. As of December 31, 2019, we had $302.2 million in cash and cash equivalents and $392.8 million in marketable securities.
Our primary use of cash is to fund operations. Cash used to fund operations is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We believe we may continue to require additional financing to commercialize Oxbryta, advance Oxbryta through clinical development, advance inclacumab through clinical development, to develop other potential product candidates and to fund operations for the foreseeable future. We may continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:
•	our ability to successfully commercialize Oxbryta, inclacumab and any other product candidates we may identify and develop in any territories;
•	the manufacturing, selling, and marketing costs associated with the commercialization of Oxbryta and the potential commercialization of inclacumab and any other product candidates we may identify and develop, including the cost and timing of establishing or maintaining our sales and marketing capabilities in any territory(ies);
•	the amount and timing of sales and other revenues from Oxbryta, inclacumab and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;
•	the time and cost necessary to wind down our completed Phase 3 HOPE Study, to conduct and complete multiple ongoing studies (including our HOPE-KIDS 1 Study, Phase 3 HOPE-KIDS 2 Study and our OLE study in HOPE study countries;
•	the time and cost necessary to conduct and complete any additional clinical studies required to pursue additional regulatory approvals for Oxbryta for SCD, including our recently initiated Phase 3 HOPE-KIDS 2 Study (which is necessary to move from our current Subpart H approval to a full approval) and any studies to support potential label expansions into younger SCD pediatric populations, or any other post-marketing studies for Oxbryta for SCD;
•	the progress, data and results of clinical trials of Oxbryta;
•	the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our ongoing and future clinical trials of Oxbryta, inclacumab or any other product candidate that we may identify and develop;
•	the costs of obtaining clinical and commercial supplies of Oxbryta, inclacumab and any other product candidates we may identify and develop;
•	our ability to advance our development programs, including for Oxbryta, inclacumab and any other potential product candidate programs we may identify and pursue, the timing and scope of these development activities, and the availability of approval for any of our other product candidates;
•	our ability to successfully obtain any additional regulatory approvals from any regulatory authorities, and the scope of any such regulatory approvals, to market and sell Oxbryta, inclacumab and any other product candidates we may identify and develop in any territory(ies);
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the time and cost necessary to respond to technological and market developments;
•	the extent to which we may acquire or in-license other product candidates and technologies, and the costs and timing associated with any such acquisitions or in-licenses;
•	our ability to attract, hire, and retain qualified personnel; and
•	the costs of maintaining, expanding, and protecting our intellectual property portfolio.
Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for commercialization, clinical trials and other research and development expenditures. With the exception of our Term Loan, we currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of Oxbryta and product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated commercialization, clinical trials and research and development activities.
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash used in operating activities	$(194,417)	$(135,375)	$(93,022)
Cash used in investing activities	(76,861)	(184,157)	(35,000)
Cash provided by financing activities	298,158	397,906	235,188

Net increase in cash, cash equivalents and restricted cash	$26,880	$78,374	$107,166

Cash flows from operating activities
Net cash used in operating activities was $194.4 million for the year ended December 31, 2019, consisting of a net loss of $266.8 million, which was partially offset by non-cash
charges of $45.7 million for stock-based compensation, $8.3 million for gain on lease modification and $7.9 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $24.7 million of accrued liabilities primarily related to higher research and development activities and higher professional and consulting services due to the growth of our operations, an increase of $7.5 million of accrued compensation related to a higher number of employees, an increase of $4.5 million of accounts payable due to timing of payments, an increase of $2.6 million of accounts receivables as we commercially launched Oxbryta in December 2019, an increase of $3.1 million of prepaid expenses primarily due to advance payment made in connection with our inclacumab program and to support our commercialization of Oxbryta, and an increase of $1.3 million in inventories as we began capitalizing Oxbryta as inventory upon receipt of FDA approval in November 2019 and commercially launched Oxbryta in December 2019.
Net cash used in operating activities was $135.4 million for the year ended December 31, 2018, consisting of a net loss of $174.2 million, which was partially offset by non-cash
charges of $30.1 million for stock-based compensation and $4.0 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $2.5 million of prepaid expenses due to advance payments made in connection with our Phase 3 HOPE Study and our Phase 2a HOPE-KIDS 1 Study, an increase of $8.0 million of accrued liabilities related to higher research and development activities and higher professional and consulting services due to the growth of our operations, an increase of $1.5 million of accrued compensation related to a higher headcount and a decrease of $1.3 million of accounts payable due to timing of payments. The remainder of changes in operating assets and liabilities are primarily related to continuous growth of our operations.
Net cash used in operating activities was $93.0 million for the year ended December 31, 2017, consisting of a net loss of $117.0 million, which was partially offset by non-cash
charges of $13.7 million for stock-based compensation and $2.4 million for depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $3.6 million of accrued compensation related to a higher headcount, an increase of $3.3 million of accrued liabilities along with an increase of $2.8 million of accounts payable related to an increase in our research and development activities and an increase in professional and consulting services due to the growth of our operations.
Cash flows from investing activities
Net cash used in investing activities for the year ended December 31, 2019 was $76.9 million, primarily consisting of the purchase of marketable securities of $434.9 million, and purchase of property and equipment for our office and laboratory facility of $3.5 million, which are partially offset by maturities of marketable securities of $361.5 million.
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
Cash flows from financing activities
Cash provided by financing activities was $298.2 million for the year ended December 31, 2019. The cash provided by financing activities in 2019 was primarily from net proceeds of $219.4 million from the issuance of common stock in connection with our follow-on
offerings completed in 2019, net proceeds of $72.5 million from the debt financing completed in 2019, and to a lesser extent, proceeds of $13.9 million from the issuance of common stock to participants in the ESPP and exercise of stock options, which are partially offset by $7.6 million of taxes paid related to net shares settlement of equity awards.
Cash provided by financing activities was $397.9 million for the year ended December 31, 2018. The cash provided by financing activities in 2018 was primarily from net proceeds of $396.5 million from the issuance of common stock in connection with our follow-on
offerings completed in January 2018, March 2018 and December 2018, and to a lesser extent, proceeds of $7.7 million from the issuance of common stock to participants in the ESPP and exercise of stock options, which are partially offset by $6.3 million of taxes paid related to net shares settlement of equity awards.
Net cash provided by financing activities was $235.2 million for the year ended December 31, 2017. The cash provided by financing activities in 2017 was primarily from net proceeds of $232.0 million from the issuance of common stock in connection with our follow-on
offerings completed during 2017 and to a lesser extent, proceeds of $3.9 million from the issuance of common stock to participants in the ESPP and exercise of stock options.
Off-Balance
Sheet Arrangements
As of December 31, 2019, we had no
off-balance
sheet arrangements as defined in Item 303(a)(4) of Regulation
S-K
as promulgated by the Securities and Exchange Commission, or SEC.
Contractual Obligations and Other Commitments
In December 2019, we entered into the Loan Agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent and a lender, and Biopharma Credit Investments V (Master) LP, as a lender, for a senior secured credit facility consisting of an initial term loan of $75.0 million, with an option to draw an additional $75.0 million until December 31, 2020. The first tranche of $75.0 million was funded in 2019. The Term Loan carries a
72-month
term and provides for interest only payments for the first 39 months, followed by consecutive equal quarterly payments. The Term Loan bears interest at a floating per annum interest rate equal to 7.00% plus the greater of: (a) LIBOR rate or (b) 2%. Interest on amounts outstanding are payable quarterly in arrears. We are obligated to pay an additional fee to the Lenders determined by multiplying the principal amount being paid or prepaid multiplied by 2% when such payments are made. The obligations under the Term Loan are secured by a first priority security interest in and a lien on substantially all of our assets, subject to certain exceptions.

In August 2018, we entered into an amendment to our Lease, or Lease Amendment, to relocate and expand our leased premises to a to-be-constructed-building
consisting of approximately 164,150 rentable square feet of space, or Substitute Premises, when the Substitute Premises are ready for occupancy, or Substitute Premises Commencement Date. The Lease Amendment has a contractual term of 10 years from the Substitute Premises Commencement Date. The Lease Amendment grants us an option to extend the Lease Amendment for an additional
10-year
period. We intend to vacate our current headquarters, or Existing Premises, and surrender and deliver the Existing Premises to the landlord on or before June 1, 2020, upon which time we will have no further obligations with respect to the Existing Premises.
The following table summarizes our contractual obligations under our loan agreement and the new and existing operating leases as of December 31, 2019 (in thousands):

		Payments Due by Period
	Total	2020	2021	2022	2023	Thereafter
Term Loan	$107,718	$6,750	$6,750	$6,750	$31,406	$56,062
Operating lease obligations 1	$131,884	$8,242	$11,736	$12,116	$12,508	$87,282

Total contractual obligations	$239,602	$14,992	$18,486	$18,866	$43,914	$143,344

(1)	The table above is prepared under the assumption that the Substitute Premises Payment Commencement Date is April 1, 2020.
We have excluded from the above table $21.6 million in contractual obligations related to uncertain tax positions as we cannot make a reasonably reliable estimate of the period of cash settlement.
In December 2019, we entered into the Syros Agreement to discover, develop and commercialize novel therapies for SCD and beta thalassemia. Under the agreement, Syros will use its leading gene control platform to identify therapeutic targets and discover drugs that potentially induce fetal hemoglobin, and we have an option to obtain an exclusive worldwide license to develop, manufacture and commercialize any compounds or products resulting from the agreement, subject to Syros’ option to co-promote
the first product in the United States. If we exercise the option, we will be responsible for all development, manufacture, regulatory activities and commercialization of the compound or product. Syros and we will be responsible for our own costs incurred to conduct research activities, except that we will fund up to $40.0 million in preclinical research for at least three years. Unless earlier terminated or extended, the research program under the agreement will end on the third anniversary of the agreement.
Under the terms of the Syros Agreement, we paid Syros an upfront payment of $20.0 million in January 2020, and, if we exercise our option under the agreement, we may be obligated to pay Syros up to $315.0 million in option exercise, development, regulatory, commercialization and sales-based milestones per product candidate and product resulting from the agreement. We will also be obligated to pay Syros, subject to certain reductions, tiered mid-
to high-single digit royalties as percentages of calendar year net sales on any product resulting from the agreement.
In August 2018, we entered into the Roche Agreement pursuant to which Roche granted us an exclusive and sublicensable worldwide license under certain patent rights and know-how
to develop and commercialize inclacumab for all indications and uses, except diagnostic use. Roche retained a non-exclusive,
worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use. As of December 31, 2019, we have paid Roche an upfront payment of $2.0 million. We are obligated to make contingent payments to Roche totaling approximately $125.5 million in milestone payments for the SCD indication, including up to $40.5 million based on achievement of certain clinical development and regulatory milestones for inclacumab in the SCD indication, and up to $85.0 million based on achievement of certain thresholds for annual net sales of inclacumab. We are also obligated to make contingent payments to Roche up to an additional $5.5 million in milestone payments, which are owed to a third party, based on achievement of such clinical development and regulatory milestones for inclacumab. We are also obligated to make contingent payments to Roche up to $19.25 million in milestone payments based on achievement of certain clinical development and regulatory milestones for inclacumab for any indication other than the SCD indication.
Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No.
 2018-15,
Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing
Arrangement That Is a Service Contract
, or ASU
2018-15.
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
In August 2018, the FASB issued ASU No.
 2018-13,
Fair Value Measurement (Topic 820)
. The new standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including removals of, modification to, and additional disclosure requirements from Topic 820. The amendment of ASU No.
 2018-13
removes disclosure requirements from Topic 820 in the areas of (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Except for certain amendments related to Level 3 fair value measurements, all the other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU No.
 2018-13.
We believe that the adoption of this new standard will have no material impact on our consolidated financial position or results of operations and have not elected to early adopt the amendment.
In June 2016, the FASB issued ASU No.
 2016-13,
Measurement of Credit Losses on Financial Instruments (Topic 326)
, which amends the guidance on the impairment of financial instruments. The new standard adds to U.S. GAAP an impairment model that is based on expected losses rather than incurred losses, which is known as the current expected credit loss, or CECL model. The CECL model applies to most debt instruments (other than those measured at fair value), trade and other receivables, financial guarantee contracts, and loan commitments. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption of the amendments in this update is permitted. We believe that the adoption of this new standard will have no material impact on our consolidated financial position or results of operations and have not elected to early adopt the amendment.
Accounting Pronouncements Adopted
Leases (Topic 842)
In February 2016 the FASB issued ASU
2016-02,
Leases (Topic 842 or ASU
2016-02).
ASU
2016-02
amends several aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use,
or ROU, asset and corresponding liability, measured at the present value of the lease payments. On January 1, 2019, we adopted Topic 842 using the modified retrospective approach as of the adoption date. Results for the three and nine months ended September 30, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, Accounting Standards Codification Topic 840, Leases, or Topic 840.

The new standard provides a number of optional practical expedients in transition. We elected the practical expedients to not reassess our prior conclusions about lease identification under the new standard, to not reassess lease classification, and to not reassess initial direct costs. We did not elect the practical expedient allowing the use of hindsight, which would require us to reassess the lease term of our leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to our current contract portfolio.
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
Other accounting pronouncements adopted
In February 2018, the FASB issued ASU No.
 2018-02,
Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
. The amendment of ASU No.
 2018-02
states an entity may elect to reclassify the income tax effects of the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income to retained earnings. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. We adopted ASU No.
 2018-02
in the first quarter of 2019. The adoption of this new standard did not have a material impact on our consolidated financial position or results of operations.
Item 7A.
Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We have invested primarily in money market funds, negotiable certificates of deposit, U.S. treasury notes, federal agency notes and corporate debt securities. The fair value of our investments, including those included in cash and cash equivalents and marketable securities, was $644.2 million as of December 31, 2019 and $591.7 million as of December 31, 2018.
Our investment policy is to limit credit exposure through diversification and investment in highly rated securities. We, along with our investment advisors, actively review current investment ratings, company specific events, and general economic conditions in managing our investments.

We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. Based on our investment positions as of December 31, 2019, a hypothetical 100 basis point increase in interest rate would result in a $1.9 million decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity.
We are also exposed to interest rate risk with respect to the senior secured credit facility that we entered into in December 2019, or Term Loan, that bears variable interest based on LIBOR. The outstanding principal balance of the Term Loan was $75.0 million as of December 31, 2019. We currently do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. We monitor our market interest rate risk exposures from the Term Loan using a sensitivity analysis. Our sensitivity analysis estimates the exposure to the Term Loan assuming a hypothetical 100 basis points change in interest rates on our $75.0 million of unhedged variable rate debt. A hypothetical 100 basis point change in interest rates would not result in material changes in the annual interest expenses recognized from the Term Loan.
These analyses do not consider the effect of any change in overall economic activity that could impact interest rates. Further, in the event of an increase in interest rates of significant magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

Item 8.
Financial Statements and Supplementary Data
GLOBAL BLOOD THERAPEUTICS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Global Blood Therapeutics, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Global Blood Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control—Integrated Framework
(2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in
Internal Control—Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of FASB Accounting Standards Update
2016-02,
Leases (Topic 842)
.
Basis for Opinions
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the estimated manufacturing activities completed to date
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company has accrued manufacturing costs of $9,466 thousand as of December 31, 2019. This accrual is comprised of manufacturing activities conducted by third-party service providers, including contract manufacturing organizations. The accrual for contract manufacturing activities is based on an estimate of manufacturing activities completed to date, contractual rates, amounts invoiced and amounts paid at the end of each reporting period.
We identified the assessment of the estimated manufacturing activities completed to date as a critical audit matter. The percentage of manufacturing activities completed to date is a subjective estimate based on discussions with the contract manufacturing organizations, oversight of the manufacturing activities and the anticipated timeline. Testing of this estimate required a higher degree of auditor judgment to evaluate, and this estimate could have a significant impact on the amount of accrued manufacturing costs recorded by the Company.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s accrued manufacturing cost process, including controls over the estimation of the percentage of manufacturing activities completed to date. We selected certain accrued manufacturing costs and assessed the Company’s estimate of the manufacturing activities completed to date by:

(1) Inquiring with Company personnel responsible for overseeing the contract manufacturing activities to understand progress of the manufacturing activities; (2) Inspecting correspondence received from the contract manufacturing organizations and comparing the reported information to the Company’s estimate; and (3) Inspecting executed change orders and original contract terms, including the timeline and budget, and comparing them to the Company’s estimated manufacturing activities completed to date.
/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
San Francisco, California
February 26, 2020

GLOBAL BLOOD THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$302,237	$275,357
Short-term marketable securities	307,732	202,177
Accounts receivable, net	2,637	—
Inventories	1,277	—
Prepaid expenses	9,422	6,337
Other assets, current	4,692	1,909

Total current assets	627,997	485,780
Property and equipment, net	27,113	14,981
Long-term marketable securities	85,030	114,281
Operating lease right-of-use assets	52,775	—
Restricted cash	2,395	2,395
Other assets, noncurrent	789	206

Total assets	$796,099	$617,643

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,621	$6,046
Accrued liabilities	41,358	16,792
Accrued compensation	17,578	10,036
Other liabilities, current	1,896	899

Total current liabilities	71,453	33,773
Long-term debt	73,559	—
Operating lease liabilities, noncurrent	72,359	—
Other liabilities, noncurrent	34	11,071

Total liabilities	217,405	44,844

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at December 31, 2019 and 2018, respectively, and none issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized at December 31, 2019 and 2018, respectively; 60,644,380 and 55,640,299 shares issued and outstanding at December 31, 2019 and 2018, respectively	61	56
Additional paid-in capital	1,316,795	1,044,941
Accumulated other comprehensive income (loss)	754	(48)
Accumulated deficit	(738,916)	(472,150)

Total stockholders’ equity	578,694	572,799

Total liabilities and stockholders’ equity	$796,099	$617,643

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Product sales, net	$2,108	$—	$—

Costs and operating expenses:
Cost of sales	48	—	—
Research and development	174,556	131,307	87,807
Selling, general and administrative	117,088	51,435	31,438
Gain on lease modification	(8,301)	—	—

Total costs and operating expenses	283,391	182,742	119,245

Loss from operations	(281,283)	(182,742)	(119,245)
Interest income, net	14,697	8,618	2,555
Other expenses, net	(180)	(69)	(334)

Net loss	(266,766)	(174,193)	(117,024)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities, net of tax	802	288	(170)

Comprehensive loss	$(265,964)	$(173,905)	$(117,194)

Basic and diluted net loss per common share	$(4.57)	$(3.41)	$(2.76)

Weighted-average number of shares used in computing basic and diluted net loss per common share	58,321,612	51,150,728	42,323, 686

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2016	36,638,156	$37	$367,371	$(166)	$(180,933)	$186,309
Issuance of common stock upon equity offerings, net of issuance costs	8,498,926	8	231,947	—	—	231,955
Issuance of common stock upon exercise of stock options	578,455	1	2,815	—	—	2,816
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	33,212	—	(238)	—	—	(238)
Issuance of common stock pursuant to ESPP purchases	76,585	—	1,050	—	—	1,050
Vesting of restricted stock purchases	306,389	—	424	—	—	424
Stock-based compensation expense	—	—	13,682	—	—	13,682
Net unrealized gain (loss) on marketable securities	—	—	—	(170)	—	(170)
Net loss	—	—	—	—	(117,024)	(117,024)

Balance at December 31, 2017	46,131,723	$46	$617,051	$(336)	$(297,957)	$318,804
Issuance of common stock upon equity offerings, net of issuance costs	8,403,826	8	396,026	—	—	396,034
Issuance of common stock upon exercise of stock options	596,434	1	6,021	—	—	6,022
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	255,039	1	(6,253)	—	—	(6,252)
Issuance of common stock pursuant to ESPP purchases	61,031	—	1,647	—	—	1,647
Vesting of restricted stock purchases	192,246	—	369	—	—	369
Stock-based compensation expense	—	—	30,080	—	—	30,080
Net unrealized gain (loss) on marketable securities	—	—	—	288	—	288
Net loss	—	—	—	—	(174,193)	(174,193)

Balance at December 31, 2018	55,640,299	$56	$1,044,941	$(48)	$(472,150)	$572,799
Issuance of common stock upon equity offerings, net of issuance costs	3,986,890	4	219,667	—	—	219,671
Issuance of common stock upon exercise of stock options	538,503	1	11,635	—	—	11,636
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	368,357	—	(7,617)	—	—	(7,617)
Issuance of common stock pursuant to ESPP purchases	63,280	—	2,361	—	—	2,361
Vesting of restricted stock purchases	47,051	—	157	—	—	157
Stock-based compensation expense	—	—	45,651	—	—	45,651
Net unrealized gain (loss) on marketable securities	—	—	—	802	—	802
Net loss	—	—	—	—	(266,766)	(266,766)

Balance at December 31, 2019	60,644,380	$61	$1,316,795	$754	$(738,916)	$578,694

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(266,766)	$(174,193)	$(117,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,605	4,607	1,658
Amortization (accretion) of premium (discount) on marketable securities	(2,057)	(661)	704
Non-cash interest expense	43	—	—
Amortization of operating lease right-of-use assets	1,327	—	—
Stock-based compensation	45,651	30,080	13,682
Gain on lease modification	(8,301)	—	—
Loss from disposal of fixed assets, net	—	45	—
Changes in operating assets and liabilities:
Accounts receivables	(2,637)	—	—
Inventories	(1,277)	—	—
Prepaid expenses	(3,085)	(2,500)	(1,856)
Other assets, current	(2,112)	(1,278)	(162)
Accounts payable	4,499	(1,285)	2,771
Accrued liabilities	24,706	8,031	3,280
Accrued compensation	7,543	1,457	3,612
Other liabilities, current	(1,482)	742	(63)
Operating lease liabilities	893	—	—
Other liabilities, noncurrent	33	(420)	376

Net cash used in operating activities	(194,417)	(135,375)	(93,022)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,460)	(4,824)	(3,101)
Sale of property and equipment	45	75	—
Purchases of marketable securities	(434,919)	(361,405)	(127,724)
Maturities of marketable securities	361,473	181,997	96,000
Purchases of other assets	—	—	(175)

Net cash used in investing activities	(76,861)	(184,157)	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	219,443	396,501	231,955
Proceeds from issuance of long-term debt, net of debt issuance costs	72,475	—	—
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	13,857	7,669	3,892
Repurchases of unvested restricted stock purchases	—	(12)	(421)
Taxes paid related to net share settlement of equity awards	(7,617)	(6,252)	(238)

Net cash provided by financing activities	298,158	397,906	235,188

Net increase in cash, cash equivalents and restricted cash	26,880	78,374	107,166
Cash, cash equivalents and restricted cash at beginning of period	277,752	199,378	92,212

Cash, cash equivalents and restricted cash at end of period	$304,632	$277,752	$199,378

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING INFORMATION:
Accrued issuance costs	$85	$467	$—

Leasehold improvements paid for by landlord	$17,231	$—	$11,086

Accrued purchase of property and equipment	$78	$48	$1,536

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
1. Organization and Basis of Presentation
Global Blood Therapeutics Inc., or the Company, we, us, or our, was incorporated in Delaware in February 2011 and commenced operations in May 2012. We are a biopharmaceutical company dedicated to the discovery, development and delivery of life-changing treatments that provide hope to underserved patient communities.
In late November 2019, we received U.S. Food and Drug Administration, or FDA, accelerated approval for our first medicine, Oxbryta
®
(voxelotor) tablets for the treatment of sickle cell disease, or SCD, in adults and children 12 years of age and older. In early December 2019, we began to make Oxbryta available to patients through our special pharmacy partner network.
Our primary activities have been establishing our infrastructure, recruiting personnel, conducting development of Oxbryta and our product candidates, including establishing commercial operations, conducting clinical trials and raising capital. Our principal operations are based in South San Francisco, California, and we operate in one segment.
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
Need for Additional Capital
In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our commercial launch of Oxbryta and research and development activities. Since inception through December 31, 2019, we have incurred cumulative net losses of $738.9 million. We expect to incur additional losses for the foreseeable future to commercialize Oxbryta and conduct product research and development, and expect to potentially raise additional capital to fully implement our business plan. If needed, we intend to raise such capital through borrowings, the issuance of additional equity, and potentially through strategic alliances with partner companies or other transactions. However, if such financing is not available at adequate levels, we will need to re-evaluate
our operating plans. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our cash requirements for at least twelve months subsequent to the issuance of these financial statements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated upon consolidation.
Segment Reporting
We have determined that we operate in a single segment based upon the way the business is organized for making operating decisions and assessing performance. We have only one operating segment related to the development of pharmaceutical products. All property and equipment is maintained in the United States.

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
Fair Value Measurement
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

Concentration of Risk
Credit Risk
We invest in a variety of financial instruments and, by our Board approved investment policy, limit the amount of credit exposure with any one issuer, industry or geographic area for investments other than instruments backed by the U.S. federal government.
Major Customers
We have entered into distribution agreements with certain limited specialty pharmacies and a specialty distributor. For the year ended December 31, 2019, our two largest customers represented approximately 90% of our product revenue.
Major Suppliers
We do not currently have any of our own manufacturing facilities, and therefore depend on an outsourced manufacturing strategy for the production of Oxbryta for commercial use and for the production of our product candidates for clinical trials. We have contracts in place with one third-party manufacturer that is approved for the commercial production of Oxbryta and one third-party supplier that is approved for Oxbryta’s active pharmaceutical ingredient. Although there are potential sources of supply other than our existing manufacturers and suppliers, any new supplier would be required to qualify under applicable regulatory requirements.

Accounts Receivables, net
Accounts receivables are recorded net of estimates of variable consideration for which reserves are established and which result from discounts and chargebacks that are offered within contracts between us and a limited number of specialty pharmacies and a specialty distributor in the United States. These reserves are classified as reductions of accounts receivable.
We estimate the allowance for doubtful accounts based on an evaluation of aging of our receivables. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. Given the nature and history of our accounts receivable, we determined that an allowance for doubtful accounts was not required at December 31, 2019.
Inventories
Inventories are stated at the lower of cost or estimated net realizable value, on a first-in,
first out, or FIFO, basis. We use actual costs to determine our cost basis for inventories. Inventories consist of raw materials, work-in-process,
and finished goods.
We began capitalizing costs as inventory when the product candidate received regulatory approval. Prior to regulatory approval, we recorded inventory costs related to product candidates as research and development expenses.
We periodically assess the recoverability of our inventory and reduce the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write-downs for excess, defective and obsolete inventory are recorded as a cost of sales. There have been no write-downs of our inventories for the periods presented.
Property and Equipment, Net
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is three years for computer equipment and five years for laboratory equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Depreciation and amortization begins at the time the asset is placed in service. Maintenance and repairs are charged as expense in the statements of operations and comprehensive loss as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheet and any resulting gain or loss is reflected in operations.

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
Accruals of Research and Development and Manufacturing Costs
We record accruals for estimated costs of research, nonclinical and clinical studies and manufacturing development. These costs are a significant component of our research and development expenses. A substantial portion of our ongoing research and development activities are conducted by third-party service providers, including contract research organizations and contract manufacturing organizations. We also accrue for estimated costs of manufacturing activities for inventories. These costs are a significant component of the cost of our inventory.
We accrue the costs incurred under our agreements with these third parties based on actual work completed in accordance with agreements established with these third parties. We determine the accruals for research and development costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the clinical studies and the agreed-upon fee to be paid for such services.
The accrual for contract manufacturing activities is based on an estimate of manufacturing activities completed to date, contractual rates, and amounts invoiced and paid to date at the end of each reporting period. We determine the percentage of manufacturing activities completed to date based on discussions with the contract manufacturing organization, oversight of the manufacturing activities and anticipated timeline.
As actual costs become known, we adjust our accruals. We have not experienced any material deviations between accrued costs and actual costs. However, actual clinical and manufacturing services performed, number of subjects enrolled, and the rate of subject enrollment may vary from our estimates, resulting in adjustments to research and development costs or inventories in future periods. Changes in these estimates that result in material changes to our accruals of research and development and manufacturing costs could materially affect our results of operations or amounts of inventories capitalized.
Revenue Recognition
Pursuant to Accounting Standards Codification, Topic 606,
Revenue from Contracts with Customers
,
or ASC 606
,
we recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.

To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect substantially all of the consideration we are entitled to in exchange for the goods or services we transfer to the customer.

Product sales, net
Our product sales consist of U.S. sales of Oxbryta, which we began shipping to customers in December 2019. Prior to December 2019, we had no product sales. We sell Oxbryta to a limited number of specialty pharmacies and a specialty distributor, or collectively, Customers. These agreements with our Customers provide for transfer of title to the product at the time the product has been delivered to the Customers. The Customers subsequently dispense our products directly to a patient or resell our products to hospitals and certain pharmacies.
We recognize revenue on product sales when the Customers obtain control of our product, which occurs at a point in time, typically upon delivery to our Customers. It is at that point that we have a right to payment and that our Customers obtain title and the risks and rewards of ownership. Shipping and handling activities are considered to be fulfillment activities rather than a separate performance obligation. Payment terms are typically
30-60
days following delivery to our Customers. As allowed under ASC 606 via practical expedient, because payment is expected shortly after delivery, we do not adjust the amount of consideration expected to be received for the effects of a significant financing component.
We consider the effects of items that can decrease the transaction price, such as variable consideration and consideration payable to Customers or payer. Amounts related to such items are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. The amount of variable consideration may be constrained and is included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Revenue from product sales is recorded after considering the impact of the following variable consideration amounts along with the constraint at the time of revenue recognition:
Rebates:
We are subject to government mandated rebates for Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Benefit Program, and other government health care programs in the United States. Rebate amounts are based upon contractual agreements or legal requirements with public sector benefit providers. We use the expected-value method for estimating these rebates based on statutory discount rates and expected utilization. The expected utilization of rebates is estimated based on third party market research data and data received from the specialty pharmacies and specialty distributor. Estimates for these rebates are adjusted quarterly to reflect the most recent information. We record an accrued liability for unpaid rebates related to products for which control has been transferred to Customers.
Prompt payment discounts
: We provide discounts to our Customers if they pay for our products within a defined period of time after title transfers, which terms are explicitly stated in the contract. We use the most-likely-amount method for estimating prompt payment discounts. We expect that our Customers will earn prompt payment discounts. As a result, we deduct the full amount of those discounts from total product sales when revenues are recognized and record these discounts as a reduction of accounts receivable.
Co-payment assistance:
We provide
co-payment
assistance to patients who have commercial insurance and meet certain eligibility requirements. We use the expected-value method for estimating co-payment
assistance based on estimates of program redemption using data provided by third-party administrators. Estimates for the co-payment
assistance are adjusted quarterly to reflect actual experience. We record an accrued liability for unredeemed co-payment
assistance related to products for which control has been transferred to Customers.

Medicare Part D Coverage Gap:
The Medicare Part D coverage gap is a federal program to subsidize the costs of prescription drugs for Medicare beneficiaries in the United States, which mandates manufacturers to fund a portion of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Funding of the coverage gap is generally invoiced and paid in arrears. We estimate the impact of the Medicare Part D coverage gap using the expected-value method based on an amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. Estimates for the impact of the Medicare Part D coverage gap are adjusted quarterly to reflect actual experience. We record an accrued liability for unpaid reserves related to the Medicare Part D coverage gap.
Product returns:
Consistent with industry practice, we offer limited product return rights and generally allow for the return of product that is damaged or defective, or within a few months prior to and up to a few months after the product expiration date. We consider several factors in the estimation of potential product returns, including expiration dates of the product shipped, the limited product return rights, third-party data in monitoring channel inventory levels, shelf life of the product, prescription trends, and other relevant factors. We expect product returns to be immaterial. Other than these limited returns, we do not provide any product warranties.
Chargebacks
: Chargebacks are discounts that occur when contracted parties purchase directly from a specialty distributor. Contracted parties, which currently consist primarily of Public Health Service Institutions and federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty distributor, in turn, charge back the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by the contracted parties to us. The reserves for chargeback are based on known sales to contracted parties. We establish the reserves for chargebacks in the same period that the related revenue is recognized, resulting in a reduction of product revenue and receivables.
Distributor fees:
Our specialty distributor provides distribution services to us for a fee, based on a contractually determined fixed percentage of sales. We estimate these distributor fees and record such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue. We record an accrued liability for unpaid distributor fees.
Other revenue recognition considerations
Oxbryta is our only product. The only performance obligation included in our contracts is the delivery of Oxbryta to our Customers. Therefore, no allocation of transaction price amongst performance obligations is necessary. Consequently, the transaction price determined after considering the impacts of variable consideration is recognized at the time control is transferred to our Customers, which is upon delivery of Oxbryta to our Customers.
Because all sales of Oxbryta are in the United States and because our Customers are each a large distributor with similar variable consideration impacts, we provide revenue numbers on a total basis without further disaggregation. Additionally, we do not have any contract assets or liabilities, other than accounts receivable, related to our sales of Oxbryta.
Cost of Sales
Cost of sales consists primarily of direct and indirect costs related to the manufacturing of Oxbryta products sold, including third-party manufacturing costs, packaging services, freight, storage costs, allocation of overhead costs of employees involved with production, and Oxbryta net sales-based royalties payable to the Regents of the University of California. Costs incurred prior to FDA approval of Oxbryta in November 2019 have been recorded as research and development expense in our consolidated statement of operations.

Leases
Leases (Topic 842) Effective January 1, 2019
We determine if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether we have the right to control the identified asset.
Right-of-use,
or ROU, assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives received and initial direct costs incurred, as applicable.

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
ROU assets and operating lease liabilities are remeasured upon certain modifications to leases using the present value of remaining lease payments and estimated incremental borrowing rate upon lease modification.
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
Long-term Debt
Long-term debt consists of our loan agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent and a lender, and Biopharma Credit Investments V

(Master) LP, as a lender, and collectively, the Lenders. We accounted for the Term Loan as a debt financing arrangement. Interest expense is accrued using the effective interest rate method over the estimated period of the debt will be repaid. Debt issuance costs have been recorded as a debt discount in our consolidated balance sheets and are being amortized and recorded as interest expense throughout the life of the Term Loan using the effective interest rate method. We consider whether there are any embedded features in our debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to Accounting Standards Codification, or ASC, Topic 815,
Derivatives and Hedging
.
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
Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No.
 2018-15,
Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing
Arrangement That Is a Service Contract
, or ASU
2018-15.
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

In August 2018, the FASB issued ASU No.
 2018-13,
Fair Value Measurement (Topic 820)
. The new standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including removals of, modification to, and additional disclosure requirements from Topic 820. The amendment of ASU No.
 2018-13
removes disclosure requirements from Topic 820 in the areas of (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Except for certain amendments related to Level 3 fair value measurements, all the other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU No.
 2018-13.
We believe that the adoption of this new standard will have no material impact on our consolidated financial position or results of operations and have not elected to early adopt the amendment.
In June 2016, the FASB issued ASU No.
 2016-13,
Measurement of Credit Losses on Financial Instruments (Topic 326)
, which amends the guidance on the impairment of financial instruments. The new standard adds to U.S. GAAP an impairment model that is based on expected losses rather than incurred losses, which is known as the current expected credit loss, or CECL model. The CECL model applies to most debt instruments (other than those measured at fair value), trade and other receivables, financial guarantee contracts, and loan commitments. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption of the amendments in this update is permitted. We believe that the adoption of this new standard will have no material impact on our consolidated financial position or results of operations and have not elected to early adopt the amendment.
Accounting Pronouncements Adopted
Leases (Topic 842)
In February 2016 the FASB issued ASU
2016-02,
Leases (Topic 842 or ASU
2016-02).
ASU
2016-02
amends several aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a ROU asset and corresponding liability, measured at the present value of the lease payments. On January 1, 2019, we adopted Topic 842 using the modified retrospective approach as of the adoption date. Results for the three and nine months ended September 30, 2019 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, Accounting Standards Codification Topic 840, Leases, or Topic 840.
The new standard provides a number of optional practical expedients in transition. We elected the practical expedients to not reassess our prior conclusions about lease identification under the new standard, to not reassess lease classification, and to not reassess initial direct costs. We did not elect the practical expedient allowing the use of hindsight, which would require us to reassess the lease term of our leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to our current contract portfolio.

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
Other accounting pronouncements adopted
In February 2018, the FASB issued ASU No.
 2018-02,
Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
. The amendment of ASU No.
 2018-02
states an entity may elect to reclassify the income tax effects of the Tax Cuts and Jobs Act of 2017, or Tax Cuts and Jobs Act, on items within accumulated other comprehensive income to retained earnings. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. We adopted ASU No.
 2018-02
in the first quarter of 2019. The adoption of this new standard did not have a material impact on our consolidated financial position or results of operations.
3. Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivables, accounts payable and accrued liabilities. Cash and cash equivalents and marketable securities reported at their respective fair values on our Consolidated Balance Sheets. The remaining financial instruments are reported on our Consolidated Balance Sheets at cost that approximate current fair values due to their relatively short maturities.
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
Level 1—
Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
Level 2—
Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
Level 3—
Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.
The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$250,535	$250,535	$—	$—
Corporate debt securities	152,149	—	152,149	—
U.S. government agency securities	95,032	—	95,032	—
Certificates of deposits	6,282	—	6,282	—
U.S. government securities	140,244	—	140,244	—

Total financial assets	$644,242	$250,535	$393,707	$—

	December 31, 2018

	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$275,234	$275,234	$—	$—
Corporate debt securities	110,027	—	110,027	—
U.S. government agency securities	88,028	—	88,028	—
Certificates of deposits	6,675	—	6,675	—
U.S. government securities	111,728	—	111,728	—

Total financial assets	$591,692	$275,234	$316,458	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bids, offers and reference data including market research publications. At December 31, 2019, the weighted average remaining contractual maturities of our Level 2 investments was less than one year and all of these investments are rated
A-1/P-1/F1
or A/A2, or higher by Moody’s and S&P. There were no transfers between Level 1 and Level 2 during the periods presented.

4.
Available-for-Sale
Securities
Estimated fair values of
available-for-sale
securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale
securities recorded in cash and cash equivalents, or marketable securities in our Consolidated Balance Sheets (in thousands):

	December 31, 2019				December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Financial Assets:
Money market funds	$250,535	$—	$—	$250,535	$275,234	$—	$—	$275,234
Corporate debt securities	151,773	384	(8)	152,149	110,053	69	(95)	110,027
U.S. government agency securities	94,963	73	(4)	95,032	88,042	40	(54)	88,028
Certificates of deposits	6,239	43	—	6,282	6,681	1	(7)	6,675
U.S. government securities	139,978	266	—	140,244	111,730	60	(62)	111,728

Total	$643,488	$766	$(12)	$644,242	$591,740	$170	$(218)	$591,692

The following table summarizes the classification of the
available-for-sale
securities on our Consolidated Balance Sheets (in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$251,480	$275,234
Short-term marketable securities	307,732	202,177
Long-term marketable securities	85,030	114,281

Total	$644,242	$591,692

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at December 31, 2019 were temporary in nature. All unrealized losses from all marketable securities at December 31, 2019 are not material.
5. Balance Sheet Components
Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$8,314	$7,363
Computer equipment	2,224	1,501
Leasehold improvements	13,785	13,785
Construction-in-progress	19,289	239

Total property and equipment	43,612	22,888
Less: accumulated depreciation and amortization	(16,499)	(7,907)

Property and equipment, net	$27,113	$14,981

Depreciation expense was $8.6 million for the year ended December 31, 2019, $4.7 million for the year ended December 31, 2018 and $1.7 million for the year ended December 31, 2017. Refer to Note 8—

Commitments and Contingencies for details on acceleration of depreciation expenses recognized during the year ended December 31, 2019
.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Accrued research and development costs	$26,480	$4,150
Accrued manufacturing costs	9,466	10,971
Accrued professional and consulting services	4,564	1,016
Accrued sales deductions	529	—
Other	319	655

Total accrued liabilities	$41,358	$16,792

Other liabilities, current and noncurrent
Other liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Operating lease liabilities, current	$1,866	$—
Restricted shares subject to repurchase, current	—	157
Deferred rent, current	—	712
Other payable, current	30	30

Total other liabilities, current	$1,896	$899

Deferred rent, noncurrent	$—	$11,041
Other payable, noncurrent	34	30

Total other liabilities, noncurrent	$34	$11,071

6. Inventories
We began capitalizing inventories in November 2019 once the FDA approved Oxbryta. Inventories consist of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$700	$—
Work-in-process	525	—
Finished goods	52	—

Total inventories	$1,277	$—

7. Long-term Debt
Term Loan
On December 17, 2019, we entered into the Term Loan for a senior secured credit facility consisting of an initial tra
n
c
he
 of $75.0 million
 and
the
option
to draw an additional $75.0 million until December 31, 2020. The first tranche, in the amount of $75.0 million, was funded in connection with
the closing date of the Term Loan in December 2019.

The Term Loan carries a
72-month
term. The Term Loan bears interest at a floating per annum interest rate equal to 7.00% plus the greater of (a)
the 3-month
LIBOR rate
and
(b) 2%. In the event
we
default,
the
interest rate
would
be
3% above the rate

that is otherwise applicable thereto
. Interest on amounts outstanding are payable quarterly in arrears. The Term Loan repayment schedule provides for interest only payments for the first 39 months, followed by consecutive equal quarterly payments of principal and interest commencing in March 2023 and continuing through the maturity of December 2025.
We have the option to prepay all or a portion of the borrowed amounts under the Term Loan. If we exercise this option, we must pay a prepayment fee between 1% and 3% of the principal amount being prepaid depending on the timing of the prepayment, or Prepayment Fee. If the prepayment occurs before December 2022, we must also pay an amount equal to the sum of all interest that would have accrued and been payable from date of prepayment through December 2022, or Make Whole Amount. We are obligated to
pay
 an additional fee to the Lenders determined by multiplying the principal amount being paid or prepaid multiplied by 2%, or Paydown Fee
, when such payments are made.
In the event of default or change in control, all unpaid principal and all accrued and unpaid interest amounts (if any) become immediately due and payable, at which point, we will be subject to the Prepayment Fee, the Make Whole Amount (if any) and the Paydown Fee.
Events
of default include, but
are
not limited to, a payment default, a material adverse change,
and
insolvency. The obligations under the Term Loan are secured by a first priority security interest in and a lien on substantially all of our assets, subject to certain exceptions.
Debt issuance costs paid directly to the Lenders of $1.1 million and the other debt issuance costs of $0.4 million were treated as discounts on the Term Loan. These debt discounts along with the Paydown Fee are being amortized or accreted to interest expenses throughout the life of the Term Loan using the effective interest rate method. As of December 31, 2019, there were unamortized issuance costs and debt discounts of $1.5 million, which were recorded as a direct deduction from the Term Loan on the consolidated balance sheet.

In addition, we paid the Lenders
$1.1 million

for the option to draw the
additional $75.0 million
,
which was capitalized as a deferred asset, which is included in other assets, current and amortized on a straight-line basis through December 31, 2020.
Future payments of principal and interest on the Term Loan as of December 31, 2019 (in thousands):

2020	$6,750
2021	6,750
2022	6,750
2023	31,406
2024	29,156
2025	26,906

Total minimum payments	107,718
Less amount representing interest	(31,218)
Less amount representing Paydown Fee	(1,500)

Long-term debt, gross	75,000
Discount on notes payable	(1,468)
Accretion of Paydown Fee	27

Long-term debt	$73,559

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
For the year ended December 31, 2019, we incurred $7.8 million of lease costs included in operating expenses in the consolidated statement of operations in relation to these operating leases, of which $2.5 million was variable lease cost and not included within the measurement of our operating lease ROU assets and operating lease liabilities. The variable lease cost is comprised primarily of our cost in certain research and development arrangements that contain embedded equipment, and our proportionate share of operating expenses, property taxes, and insurance in relation with our facility lease. These costs are classified as operating lease expense due to our election to not separate lease and non-lease
components.
Supplemental cash flow information related to leases for the period reported is as follows (in thousands, except weighted-average remaining lease term and weighted-average discount rate):

Year Ended December 31, 2019
ROU assets obtained in exchange for new operating lease upon adoption of ASC 842	$14,177
Adjustment to ROU assets as a result of the lease modification for the Existing Premises	(13,802)
ROU assets obtained for new operating lease liabilities (1)	53,727
Cash paid for amounts included in the measurement of lease liabilities	4,481
Weighted-average remaining lease term of operating leases (in years)	10.1
Weighted-average discount rate of operating leases	8.66%
(1)	Relates to ROU assets and operating lease liabilities for the Substitute Premises.
The majority of our lease costs are driven by our operating lease for our headquarters in South San Francisco, where we have office and research and development laboratory facilities.
In March 2017, we entered into a noncancelable operating lease, or
Existing
Lease, for approximately 67,185 square feet of space in South San Francisco, California, or Existing Premises. The date on which we became responsible for paying rent under the
Existing
Lease was December 15, 2017, or Rent Commencement Date. The
Existing
Lease expires 10 years after the Rent Commencement Date. The
Existing
Lease grants us an option to extend the
Existing
Lease for an additional
10-year
period. Future minimum rental payments under the
Existing
Lease during the
10-year
term are $48.5 million in the aggregate. The
Existing
Lease further provides that we are obligated to pay to the landlord certain costs, including taxes and operating expenses. The
Existing
Lease term commenced in November 2017 as we gained control over physical access to the Existing Premises. We have acquired $11.1 million of leasehold improvements at the Existing Premises with the tenant inducement allowance provided under the
Existing
Lease. We are required to repay $1.7 million of the tenant inducement allowance to the landlord in the form of additional monthly rent with interest applied over the term of the
Existing
Lease.
In August 2018, we entered into an amendment to the Existing Lease, or Lease Amendment, to relocate the leased premises from the Existing Premises to a to-be-constructed
building consisting of approximately

164,150
rentable square feet of space, or Substitute Premises, when the Substitute Premises are ready for occupancy, or Substitute Premises
Payment
Commencement Date. The Lease Amendment has a contractual term, or Substitute Premises Term, of
10
years from the Substitute Premises
Payment
Commencement Date. The Lease Amendment grants us an option to extend the Lease
Amendment
for an additional
10-year
period. Future minimum rental

payments under the Lease Amendment during the
10-year
term are $121.5 million in the aggregate. Under the Lease Amendment, we are obligated to pay to the landlord certain costs, including taxes and operating expenses. The Lease Amendment also provides a tenant inducement allowance of up to $27.9 million, of which $4.1 million, if utilized, would be repaid to the landlord in the form of additional monthly rent with interest applied. As of December 31, 2019, we
have capitalized $19.0 million of costs in
construction-in-progress
within property and equipment, net for construction of leasehold improvements at the Substitute Premises
, which
 were mostly acquired with the tenant inducement provided under the Lease Amendment.
We intend to vacate the Existing Premises and surrender and deliver the Existing Premises to the landlord on or before
June 1, 2020
,
upon which time we will have no further obligations with respect to the Existing Premises. Upon signing of the Lease Amendment, we re-evaluated
the remaining useful life of the leasehold improvements at the Existing Premises and started to amortize the leasehold improvements over the remaining period of expected use, resulting in an acceleration of depreciation expenses for approximately $7.0 million during 2019.
On October 1, 2019, we determined that the Lease Amendment for the Substitute Premises had commenced as we had the right to control the Substitute Premises, which was deemed to be a lease modification. We determined the Lease Amendment consisted of two separate contracts under ASC 842. One contract was related to a new ROU asset for the Substitute Premises, which was to be accounted for as a new lease, and the other was related to the modification of the lease term of the Existing Premises.
With the commencement of the Lease Amendment, the lease term for the Existing Lease was reduced, with the modified lease term expiring on June 1, 2020. We determined that the reduction of the lease term would be accounted for as a lease modification to the Existing Lease. On October 1, 2019, we remeasured the present value of future lease payments during the modified lease term to be $2.9 million, using an incremental borrowing rate of approximately 8.78%. We recognized the amount of remeasurement of the lease liability as an adjustment to the ROU asset, reducing the carrying amount of the ROU asset to zero, and recognized a gain on lease modification of $8.3 million. As of December 31, 2019, the unamortized operating lease liability associated with the Existing Premises was $1.8 million.
On October 1, 2019, or Substitute Premises Commencement Date, we measured the present value of future lease payments that included the expected utilization of tenant inducements, using an incremental borrowing rate of approximately 8.66%. We recorded a ROU asset and a lease liability for $53.7 million associated with the Substitute Premises. During the year ended December 31, 2019, the landlord paid approximately $17.2 million out of tenant inducement allowances for construction of leasehold improvements at the Substitute Premises, which was recognized as an increase in the operating lease liability. As of December 31, 2019, the balances of the ROU asset and operating lease liability were approximately $52.8 million and $72.4 million, respectively.
As of December 31, 2019, the maturities of our operating lease liabilities under Topic 842
were as follows (in thousands):

Year ending December 31,	Amount
2020	(2,440	) (2)
2021	11,736
2022	12,116
2023	12,508
2024	12,913
2025	13,333
Thereafter	61,035

Total lease payments	121,201
Less: Imputed interest	(46,976)

Present value of operating lease liabilities	$74,225

(2)	Includes the expected receipt of the remaining tenant inducements of $10.7 million, which is partially offset by our lease payments of $8.3 million.
As of December 31, 2018, future annual minimum lease payments due under the Existing Lease and Lease Amendment under Topic 840 were as follows (in thousands):

Year ending December 31,	Amount 1
2019	4,406
2020	6,513
2021	11,642
2022	12,020
Thereafter	102,776

Total	$137,357

(1)	The table above is prepared under the assumption that the Substitute Premises Commencement Date is June 30, 2020.
Rent expense was $5.2 million for the year ended December 31, 2019, $3.6 million for the year ended December 31, 2018, and $2.0 million for the year ended December 31, 2017. The operating leases require us to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.
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
Contingent Payments
In December 2019, we entered into an agreement
, the Syros Agreement,

with Syros Pharmaceuticals, Inc., or Syros, to discover, develop and commercialize novel therapies for SCD and beta thalassemia. Under the agreement, Syros will use its leading gene control platform to identify therapeutic targets and discover drugs that potentially induce fetal hemoglobin, and we have an option to obtain an exclusive worldwide license to develop, manufacture and commercialize any compounds or products resulting from the agreement, subject to
Syros
’ option to
co-promote
the first product in the United States.
If we exercise the option, we will be responsible for

all development, manufacture, regulatory activities and commercialization of the compound or product. Syros and we will be responsible for our own costs incurred to conduct research activities, except that we will

fund up to $
40.0
 million in preclinical research for at least three years.
Unless earlier terminated or extended, the research
program

under the agreement
 will end on the third anniversary of the agreement.
Under the terms of the
Syros
Agreement, we paid Syros an upfront payment of $20.0 million in January 2020, and, if we exercise our option under the agreement, we may be obligated to pay
Syros

up
to $
315.0
 million in option exercise, development, regulatory, commercialization and sales-based milestones per product candidate and product resulting from the agreement.
We will

also
be obligated to pay Syros, subject to certain reductions, tiered mid-

to high-single digit royalties
as percentages of calendar year net
sales
on any
product

resulting from the agreement.
As of December 31, 2019, we have recognized the $20.0 million upfront payment in our research and development costs for year ended December 31, 2019.
In August 2018, we entered into the License Agreement, or Roche Agreement, with F.
Hoffmann-La
Roche Ltd. and
Hoffmann-La
Roche Inc. (together, “Roche”), pursuant to which Roche granted us an exclusive and sublicensable worldwide license under certain patent rights and know-how
to develop and commercialize inclacumab for all indications and uses, except diagnostic use. Roche retained a non-exclusive,
worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use. As of December 31, 2019, we have paid Roche an upfront payment of $2.0 million, which was recognized in our research and development costs for year ended December 31, 2018. We are obligated to make contingent payments to Roche totaling approximately

$
125.5
 million in milestone payments for the SCD indication, including up to $
40.5
 million based on achievement of certain clinical development and regulatory milestones for inclacumab
in the SCD indication, and up to $
85.0
 million based on achievement of certain thresholds for annual net sales of inclacumab
. We are also obligated to make contingent payments to Roche up to an additional $
5.5
 million in milestone payments, which are owed to a third party, based on achievement of such clinical development and regulatory milestones for inclacumab
. We are also obligated to make contingent payments to Roche up to $
19.25
 million in milestone payments based on achievement of certain clinical development and regulatory milestones for inclacumab
for any indication other than the SCD indication.
9. Stockholders’ Equity
Common Stock Reserved for Issuance
We have reserved sufficient shares of common stock for issuance upon the exercise of stock options, vesting of restricted stock units and restricted shares subject to future vesting. Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of any preferred stockholders. As of December 31, 2019, no common stock dividends had been declared by the board of directors.
We have reserved shares of common stock for future issuance as follows:

	December 31,
	2019	2018
Restricted shares subject to future vesting	—	47,051
Restricted stock units	1,848,772	975,419
Options issued and outstanding	3,573,860	3,243,551
Shares available for future grant under the 2015 Plan and 2017 Inducement Equity Plan	4,478,656	3,003,454
Employee stock purchase plan	252,655	240,935

Total	10,153,943	7,510,410

10. Share-based Compensation
Amended and Restated 2017 Inducement Equity Plan
In January 2017, we adopted the 2017 Inducement Equity
Plan

and
amended the plan in December 2019 with the Amended and Restated 2017 Inducement Plan, or the
 2017 Inducement Plan. Under the 2017 Inducement Plan, shares of our common stock are reserved for the issuance of non-qualified
stock options and other equity-based awards to induce highly-qualified prospective officers and employees who are not currently employed by us or our subsidiaries to become employed with our company. Awards granted under the 2017 Inducement Plan expire no later than 10 years from the date of grant. For non-statutory
stock options, the option price shall not be less than 100% of the fair market value on the day of grant. Options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/16 th
per quarter over the following three years thereafter. Restricted stock units granted generally vest at a rate of 25% upon the first anniversary of the issuance date and 1/8 th
per half year over the following three years thereafter.

The number of shares initially reserved for grant is subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock. As of December 31, 2019, there were

837,550
shares reserved for the future issuance of equity awards under the 2017 Inducement Plan.
2015 Stock Option and Incentive Plan
In July 2015, we adopted the 2015 Stock Option and Incentive Plan, or 2015 Plan. Under the 2015 Plan, shares of our common stock are reserved for the issuance of stock options, restricted stock, and other equity-based awards to employees, non-employee
directors, and consultants under terms and provisions established by the Board of Directors and approved by our stockholders at inception. Awards granted under the 2015 Plan expire no later than 10 years from the date of grant. For incentive stock options and non-statutory
stock options, the option price shall not be less than 100% of the fair market value on the day of grant. If at
the
time we grant an option and the
optionee
directly or by attribution owns stock possessing more than
10
% of the total combined voting power of all our classes of stock, the option price is required to be at least
110
% of the fair market value on the day of grant. Options granted typically vest over a
4-year
period but may be granted with different vesting terms.
Restricted stock units granted generally vest at a rate of 1/8 th
per half year over the
4-year
period.
As of December
31
,
2019
, there were
3,641,106
shares reserved for the future issuance of equity awards under the
2015
Plan.
2012 Stock Option and Grant Plan
In 2012, we adopted the 2012 Stock Option and Grant Plan, or 2012 Plan, under which our Board of Directors was authorized to grant incentive stock options to employees, including officers and members of the Board of Directors who are also employees of ours, and non-statutory
stock options (options that do not qualify as incentive options) and/or our restricted stock and other equity-based awards to our employees, officers, directors, or consultants. Previously, we had initially reserved 2,785,713 shares of common stock for issuance under the 2012 Plan. On April 9, 2015 we increased the number of shares available under the 2012 Plan by 1,000,000 to a total of 3,785,713 shares. Awards granted under the 2012 Plan expire no later than 10 years from the date of grant. Upon adoption of the 2015 Plan, no new awards or grants are permitted under the 2012 Plan.

Stock Option Activity
The following table summarizes activity under our stock option plans, including the 2017 Inducement Plan, 2015 Plan and the 2012 Plan and related information (in thousands, except share and per share amounts and term):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding—December 31, 2018	3,243,551	$29.74	7.96
Options granted	1,026,965	50.04
Options exercised	(538,502)	21.61
Options canceled	(158,154)	42.26

Outstanding—December 31, 2019	3,573,860	$36.24	7.55	$154,552

Vested and exercisable—December 31, 2019	1,884,402	$27.95	6.71	$97,114

The aggregate intrinsic value was calculated as the difference between the exercise price of the options and the fair value of our common stock as of December 31, 2019. The total intrinsic value of options exercised was $23.5 million for the year ended December 31, 2019, $23.4 million for the year ended December 31, 2018 and $11.3 million for the year ended December 31, 2017. The weighted-average estimated fair value of stock options granted was $32.30 for the year ended December 31, 2019, $33.58 for the year ended December 31, 2018 and $16.19 for the year ended December 31, 2017.
Stock Options Granted to Employees with Service-based Vesting Valuation Assumptions
The fair values of stock options granted to employees were calculated using the following assumptions:

Year Ended December 31,
	2019	2018	2017
Expected term (in years)	5.3-6.1	5.3-6.1	5.3-6.1
Volatility	69.8%-72.2%	68.7%-71.8%	68.9%-75.6%
Risk-free interest rate	1.4%-2.6%	2.6%-3.0%	1.8%-2.3%
Dividend yield	—	—	—
In determining the fair value of the options granted, we used the Black-
Scholes
-Merton option-pricing model and assumptions discussed below.
Expected Term
—Our expected term represents the period that the options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point
between the vesting date and the end of the contractual term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock option grants.
Expected Volatility
—We use peer company price volatility as well as the historical volatility of our own common stock to estimate expected stock price volatility due to the limited trading history for our common stock since our IPO in August 2015. When selecting comparable publicly traded biopharmaceutical companies on which we have based our expected stock price volatility, we selected companies with comparable characteristics to us, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.
12
6

Risk-Free Interest Rate
—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
Expected Dividend
—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.
Restricted Stock Units
In January 2017, the Compensation Committee of our Board of Directors approved the commencement of granting restricted stock units, or RSUs, to our employees. RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon the completion of a specific period of continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. RSUs granted are valued at the market price of our common stock on the date of grant. We recognize noncash compensation expense for the fair value of RSUs on a straight-line basis over the requisite service period of these awards.
The following table summarizes activity of RSUs granted to employees with service-based vesting under the 2017 Inducement Plan and 2015 Plan and related information (in thousands, except share, per share amounts and vesting period):

	Number of RSUs	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period (years)	Aggregate Intrinsic Value
Non-vested units—December 31, 2018	816,169	$43.34	1.54	$33,504
RSUs granted	1,490,470	51.00
RSUs vested	(331,046)	43.18
RSUs forfeited	(126,821)	48.47

Non-vested units—December 31, 2019	1,848,772	$49.19	1.54	$146,959

Restricted Stock Purchases
When Restricted Stock Purchases, or RSPs, are granted, the individual purchases the shares at the grant date fair value of the underlying common stock. The purchase of the stock is subject to forfeiture prior to vesting at the lower of fair value and the original purchase price. The award is treated similarly to an early exercise of stock options for accounting purposes.
A summary of our unvested restricted stock for the year ended December 31, 2019 is as follows:

	Number of RSPs	Weighted Average Grant Date Fair Value per Share
Outstanding—December 31, 2018	47,051	$2.24
RSPs vested	(47,051)	2.24

Outstanding—December 31, 2019	—	$—

Market-Condition Awards Granted to Employees
On August 11, 2017, our Board of Directors approved awards up to an aggregate of 365,250 RSUs to certain of our senior management team under the 2015 Plan, the vesting of which was contingent upon a combination of continued employment and achieving certain market capitalization milestones. The market-condition awards would not vest until the achievement of their respective market capitalization milestones, which must occur on or before December 31, 2019. The grant date fair value of these market-condition awards was estimated using a Monte Carlo simulation model. The derived service periods, which are the estimated periods of time that would be required to satisfy the market conditions, are also determined at the grant date. We record expense on a straight-line basis over the applicable derived service periods.
The following table summarizes activity of the market-condition awards under the 2015 Plan and related information (in thousands, except share, per share amounts and vesting period):

	Number of units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period (years)	Aggregate Intrinsic Value
Non-vested market-condition awards—December 31, 2018	159,250	$11.64	0.04	$6,537
Granted	—	—
Vested	(156,000)	11.67
Forfeited	(3,250)	10.49

Non-vested market-condition awards—December 31, 2019	—	$—	—	$—

The following table summarizes the assumptions used to estimate the fair value of the market-condition awards during the year ended December 31, 2017:

Valuation date stock price	$28.55
Volatility	65.6%
Risk-free interest rate	1.4%
Dividend yield	—
We recognized $36,500, $3.1 million and $2.2 million in stock-based compensation expense related to the market-condition awards for the year ended December 31, 2019, December 31, 2018 and December 31, 2017 respectively.
Employee Stock Purchase Plan
In July 2015, we adopted the 2015 Employee Stock Purchase Plan, or 2015 ESPP. Under the 2015 ESPP, our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2015 ESPP provided for offering periods of six months in duration. As approved by the Compensation Committee of the Board of Directors in December 2017, the 2015 ESPP provides for offering periods of two years in duration with purchase periods occurring every six months during an offering period. The purchase periods end on either January 31 or July 31. Contributions under the 2015 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. During the year ended December 31, 2019, 63,280 shares were issued under the ESPP for $2.4 million.

The fair values of the rights granted under the 2015 ESPP were calculated using the following assumptions:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Expected term (in years)	0.5 – 2.0	0.5 – 2.0
Volatility	46.5-75.4%	59.2-65.4%
Risk-free interest rate	1.7-2.6%	1.6-2.7%
Dividend yield	—%	—%
Stock-Based Compensation Expense
Total stock-based compensation recognized by functions was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$19,140	$12,747	$5,905
General and administrative	26,511	17,333	7,777

Total stock-based compensation expense	$45,651	$30,080	$13,682

Unrecognized Stock-Based Compensation Expense and Weighted-Average Remaining Amortization Period
As of December 31, 2019, the unrecognized stock-based compensation cost, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows (in thousands, except amortization period):

	Unrecognized Compensation Cost	Weighted- average remaining amortization period (years)
Options	$45,430	0.9
Restricted stock units	78,914	1.8
ESPP	1,387	—

Total unrecognized stock-based compensation expense	$125,731	2.7

11. Defined Contribution Plan
In 2013, we began to sponsor a 401(k) retirement plan, in which substantially all of our full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. We made contributions to the Plan for eligible participants, and recorded contribution expenses of $1.4 million for the year ended December 31, 2019, $0.8 million for the year ended December 31, 2018 and $0.3 million for the year ended December 31, 2017.
12. Income Taxes
I
n
 December 2017, the President signed the Tax Cuts and Jobs Act
,
or
Tax Act. The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, our gross deferred tax assets as of December 31, 2017 were significantly reduced to reflect the estimated impact of the Tax Act. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The significant reduction in our gross deferred tax assets are fully offset by a reduction in valuation allowance, resulting in no impact to our income tax expense.

The components of the loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Loss before provision for income taxes:
United States	$(266,595)	$(174,190)	$(101,288)
International	(167)	—	(15,736)

	$(266,762)	$(174,190)	$(117,024)

No provision for income taxes was recorded for the years ended December 31, 2019, December 31, 2018 and December 31, 2017. We have incurred net operating losses for all the periods presented. We have not reflected any benefit of such net operating loss (NOL) carryforwards in the accompanying consolidated financial statements. We have established a full valuation allowance against the related deferred tax assets due to the uncertainty surrounding the realization of such assets.
The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	34.0%
State taxes	9.7	1.3	—
Federal and state tax credits	4.9	7.1	7.3
Change in valuation allowance	(37.2)	(33.3)	(14.8)
Foreign rate differential	—	1.7	(4.6)
Officer compensation limitation	(1.0)	(0.7)	(0.9)
Stock based compensation/Non-deductible changes in fair value	1.7	2.9	0.7
Liquidation of foreign entities	0.9	—	—
Tax reform—tax rate chang e	—	—	(21.7)

Provision for Taxes	0.0%	0.0%	0.0%

1
30

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$157,685	$90,861
Tax credits	62,862	47,374
Operating lease liability	16,177	2,471
Accruals and reserves	3,996	1,954
Stock based compensation	11,166	4,838
Intangibles	8,243	—
Other	408	—

Gross deferred tax assets	260,537	147,498
Valuation allowance	(245,000)	(145,788)

Net deferred tax assets	15,537	1,710
Operating lease – ROU asset	(14,971)	—
Property and equipment	(352)	(1,710)
Other	(214)	—
Gross deferred tax liabilities	(15,537)	(1,710)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. We have established a valuation allowance to offset deferred tax assets as of December 31, 2019 and 2018 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. The valuation allowance increased approximately $99.2 million, $57.9 million, and $17.8 million during the years ended December 31, 2019, 2018, and 2017, respectively. The increase in the valuation allowance is mainly related to the increase in net operating loss carryforwards and the increase in tax credits generated during the respective taxable years.
As of December 31, 2019, we had federal net operating loss carryforwards of approximately $618.2 million to offset future federal taxable income, with $209.9 million available through 2037 and $408.3 million available indefinitely. We also had state net operating loss carryforwards of approximately $386.8 million that may offset future state taxable income through 2039.
Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized.
At December 31, 2019, we recorded a 100% valuation allowance against our deferred tax assets of approximately $245.0 million, as at that time our management believed it was uncertain that they would be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to valuation allowance would increase net income in the period in which we make such a determination.
In general, if we experience a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of our pre-change
NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California has similar laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt
rate. Such limitations may result in expiration of a portion of the NOL carryforwards that were generated prior to
2018 before utilization. We have not utilized any NOL carryovers through December 31, 2019.
No liability related to uncertain tax positions is recorded on the consolidated financial statements. All uncertain tax positions are currently recorded as a reduction to our deferred tax asset. It is our policy to include

13
1

penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2019	2018
Balance at beginning of year	$16,232	$11,150
Additions based on tax positions related to current year	5,366	5,144
Decreased for prior period positions	—	(62)

Unrecognized tax benefit—December 31	$21,598	$16,232

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
13. Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.
The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	December 31,
	2019	2018	2017
Options to purchase common stock	3,573,860	3,243,551	2,945,901
Restricted shares subject to future vesting	—	47,051	241,617
Restricted stock units	1,848,772	975,419	820,713

Total	5,422,632	4,266,021	4,008,231

*****
Selected Quarterly Financial Information (unaudited)
The following table provides the selected consolidated quarterly financial data for 2019 and 2018:

	Quarter Ended
(in thousands, except per share amounts)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Product sales, net	$2,108	$—	$—	$—	$—	$—	$—	$—
Loss from operations	$(99,214)	$(68,742)	$(60,804)	$(52,523)	$(52,084)	$(45,476)	$(42,487)	$(42,695)
Net loss	$(95,975)	$(64,547)	$(57,321)	$(48,923)	$(49,201)	$(43,068)	$(40,368)	$(41,556)
Basic and diluted net loss per common share	$(1.59)	$(1.07)	$(1.01)	$(0.87)	$(0.93)	$(0.83)	$(0.78)	$(0.87)
13
2

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
and
15d-15(f)
under the Securities Exchange Act of 1934, as amended). Our management, including our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—2013 Integrated Framework. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form
10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at https://www.ir.gbt.com.
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
Item 11.
Executive Compensation
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.
Item 13.
Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.
Item 14.
Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

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

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form
10-K.
Item 16.
Form 10-K Summary
None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws.	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate.	S-1/A	7/31/2015	4.1

4.2	Description of Securities	—	—	—	X

10.1#	2012 Stock Option and Grant Plan and forms of award agreements thereunder	S-1	7/8/2015	10.1

10.2#	Amended and Restated 2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-8	1/23/2020	99.1

10.3#	Employment Offer Letter Agreement by and between the Registrant and Ted W. Love, M.D., dated May 19, 2014	S-1	7/8/2015	10.3

10.4#	Employment Offer Letter Agreement by and between the Registrant and Jeffrey Farrow, dated February 19, 2016	8-K	4/4/2016	10.1

10.5	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers	S-1/A	7/31/2015	10.8

10.6#	2015 Employee Stock Purchase Plan	S-8	8/12/2015	99.3

10.7#	Cash Incentive Bonus Plan	8-K	1/7/2020	10.2

10.8#	Amended and Restated 2017 Inducement Equity Plan and forms of award agreements thereunder	S-8	1/23/2020	99.3

10.9#	Employment Offer Letter by and between the Registrant and Patricia Suvari, dated October 7, 2016	10-K	3/13/2017	10.17

10.10	Lease by and between the Company and HCP Oyster Point III LLC, dated March 17, 2017	8-K	3/22/2017	10.1

10.11	Sales Agreement by and between the Company and Cowen and Company, LLC, dated August 23, 2017	S-3ASR	8/23/2017	1.2

10.12#	Amended and Restated Severance and Change in Control Policy	8-K	1/9/2020	10.1

10.13#	Employment Offer Letter by and between the Registrant and David Johnson, dated February 21, 2018	10-Q	5/7/2018	10.4

10.14+	License Agreement by and between the Company and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., dated August 22, 2018	10-Q/A	3/29/2019	10.1

10.15	First Amendment to Lease by and between the Company and HCP Oyster Point III LLC, dated August 29, 2018	8-K	8/30/2018	10.1

10.16#	Non-Employee Director Compensation Policy	10-K	2/27/2019	10.18

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.17#	Employment Offer Letter by and between the Registrant and Brian Cathers, Ph.D., dated January 21, 2019	10-K	2/27/2019	10.19

10.18#	Employment Offer Letter by and between the Registrant and Eric Fink, dated June 17, 2019	10-Q	8/7/2019	10.1

10.19#	Employment Offer Letter by and between the Registrant and Jung Choi, dated March 16, 2015	10-Q	5/10/2019	10.1

10.20+	License and Collaboration Agreement by and between the Registrant and Syros Pharmaceuticals, Inc., dated December 17, 2019	—	—	—	X

10.21+	Loan Agreement by and among the Registrant, BioPharma Credit PLC, and Biopharma Credit Investments V (Master) LP, dated December 17, 2019	—	—	—	X

21.1	Subsidiaries of the Registrant	—	—	—	X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	—	—	—	X

24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	X

#	Represents management compensation plan, contract or arrangement.

+	Portions of this exhibit have been omitted as confidential information.

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form
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

Date: February 26, 2020
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ted W. Love Ted W. Love, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2020

/s/ Jeffrey Farrow Jeffrey Farrow	Chief Financial Officer (Principal Financial Officer)	February 26, 2020

/s/ Lesley A. Calhoun Lesley A. Calhoun	Senior Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2020

/s/ Willie L. Brown, Jr. Willie L. Brown, Jr.	Director	February 26, 2020

/s/ Scott W. Morrison Scott W. Morrison	Director	February 26, 2020

/s/ Mark L. Perry Mark L. Perry	Director	February 26, 2020

/s/ Glenn F. Pierce Glenn F. Pierce, M.D., Ph.D.	Director	February 26, 2020

/s/ Philip A. Pizzo Philip A. Pizzo, M.D.	Director	February 26, 2020

Signature	Title	Date

/s/ Dawn Svoronos Dawn Svoronos	Director	February 26, 2020

/s/ Wendy Yarno Wendy Yarno	Director	February 26, 2020