Form 10-Q
period 2020-03-31
Global Blood Therapeutics, Inc.
filed 2020-05-06
CIK 1629137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-37539

Global Blood Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-4825712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
181 Oyster Point Boulevard
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
of the Exchange Act).    Yes
☐
    No  ☒
As of May 1, 2020, there were 60,940,277 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION
Item 1.	Financial Statements

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$315,525	$302,237
Short-term marketable securities	215,295	307,732
Accounts receivable, net	4,578	2,637
Inventories	14,927	1,277
Prepaid expenses and other current assets	14,144	14,114

Total current assets	564,469	627,997
Property and equipment, net	37,329	27,113
Long-term marketable securities	84,378	85,030
Operating lease right-of-use assets	52,082	52,775
Restricted cash	2,395	2,395
Other assets, noncurrent	493	789

Total assets	$741,146	$796,099

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,696	$10,621
Accrued liabilities	34,562	41,358
Accrued compensation	11,269	17,578
Other liabilities, current	2,721	1,896

Total current liabilities	62,248	71,453
Long-term debt	73,688	73,559
Operating lease liabilities, noncurrent	81,638	72,359
Other liabilities, noncurrent	—	34

Total liabilities	217,574	217,405

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2020 ( unaudited ) and December 31, 2019; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of March 31, 2020 (unaudited) and December 31, 2019, respectively; 60,886,371 and 60,644,380 shares issued and outstanding as of March 31, 2020 (unaudited) and December 31, 2019, respectively	61	61
Additional paid-in capital	1,334,238	1,316,795
Accumulated other comprehensive income	1,215	754
Accumulated deficit	(811,942)	(738,916)

Total stockholders’ equity	523,572	578,694

Total liabilities and stockholders’ equity	$741,146	$796,099

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Product sales, net	$14,118	$—
Costs and operating expenses:
Cost of sales	135	—
Research and development	39,773	34,468
Selling, general and administrative	47,662	18,055

Total costs and operating expenses	87,570	52,523

Loss from operations	(73,452)	(52,523)
Other income (expense):
Interest income	2,856	3,831
Interest expenses	(2,314)	(181)
Other expenses, net	(116)	(50)

Total other income, net	426	3,600

Net loss	(73,026)	(48,923)
Other comprehensive income:
Net unrealized gain on marketable securities, net of tax	461	624

Comprehensive loss	$(72,565)	$(48,299)

Basic and diluted net loss per common share	$(1.20)	$(0.87)

Weighted-average number of shares used in computing basic and diluted net loss per common share	60,787,710	56,231,587

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	60,644,380	$61	$1,316,795	$754	$(738,916)	$578,694
Issuance of common stock upon exercise of stock options	33,937	—	967	—	—	967
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	160,594	—	(2,099)	—	—	(2,099)
Issuance of common stock pursuant to ESPP purchases	47,460	—	1,870	—	—	1,870
Stock-based compensation expense	—	—	16,705	—	—	16,705
Net unrealized gain on marketable securities	—	—	—	461	—	461
Net loss	—	—	—	—	(73,026)	(73,026)

Balance at March 31, 2020	60,886,371	$61	$1,334,238	$1,215	$(811,942)	$523,572

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	55,640,299	$56	$1,044,941	$(48)	$(472,150)	$572,799
Issuance of common stock upon equity offerings, net of issuance costs	511,363	—	21,246	—	—	21,246
Issuance of common stock upon exercise of stock options	52,288	—	817	—	—	817
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	78,155	—	(686)	—	—	(686)
Issuance of common stock pursuant to ESPP purchases	30,745	—	1,128	—	—	1,128
Vesting of restricted stock purchases	24,195	—	80	—	—	80
Stock-based compensation expense	—	—	9,453	—	—	9,453
Net unrealized gain on marketable securities	—	—	—	624	—	624
Net loss	—	—	—	—	(48,923)	(48,923)

Balance at March 31, 2019	56,337,045	$56	$1,076,979	$576	$(521,073)	$556,538

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,026)	$(48,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,238	2,094
Amortization (accretion) of premium (discount) on marketable securities	(101)	(565)
Non-cash interest expense	412	—
Amortization of operating lease right-of-use assets	693	100
Stock-based compensation	16,367	9,453
Changes in operating assets and liabilities:
Accounts receivables	(1,941)	—
Inventories	(13,218)	—
Prepaid expenses and other assets	(147)	49
Accounts payable	2,567	1,272
Accrued liabilities	(6,766)	887
Accrued compensation	(6,309)	(4,407)
Operating lease liabilities	1,762	(276)
Other liabilities	(1,153)	—

Net cash used in operating activities	(78,622)	(40,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,524)	(56)
Purchase of marketable securities	(57,936)	(164,177)
Maturities of marketable securities	151,586	63,582

Net cash provided by (used in) investing activities	91,126	(100,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in public offering, net	—	21,207
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	2,968	1,925
Payments of debt issuance costs	(85)	—
Tax paid related to net share settlement of equity awards	(2,099)	(686)

Net cash provided by financing activities	784	22,446

Net increase (decrease) in cash, cash equivalents and restricted cash	13,288	(118,521)
Cash, cash equivalents and restricted cash at beginning of period	304,632	277,752

Cash, cash equivalents and restricted cash at end of period	$317,920	$159,231

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Leasehold improvements paid for by landlord	$9,461	$—

Accrued purchase of property and equipment	$563	$146

Accrued issuance costs	$(85)	$(41)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Basis of Presentation
Global Blood Therapeutics
,
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
Need for Additional Capital
In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our commercial launch of Oxbryta, research and development and business development activities. Since inception through March 31, 2020, we have incurred cumulative net losses of $811.9 million. We expect to incur additional losses for the foreseeable future to commercialize Oxbryta and conduct product research and development, and expect to potentially raise additional capital to fully implement our business plan. If needed, we intend to raise such capital through borrowings, the issuance of additional equity, and potentially through strategic alliances with partner companies or other transactions. However, if such financing is not available at adequate levels, we will need to re-evaluate
our operating plans. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our cash requirements for at least twelve months subsequent to the issuance of these financial statements.
2. Summary of Significant Accounting Policies
Basis of Preparation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.
The accompanying unaudited interim condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019 included in our Annual Report on Form
10-K,
filed with the SEC on February 26, 2020.
Use of Estimates
The preparation of the accompanying consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues

and expenses during the reporting period. We base our estimates and assumptions on historical experience when available and on various factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results could differ from these estimates under different assumptions or conditions.

Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.
Significant Accounting Policies
Except as noted below, there have been no material revisions in our significant accounting policies described in Note 2 to the consolidated financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2019.
Accounting Pronouncements Adopted
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
software guidance in Subtopic
350-40
to determine which implementation costs to capitalize and which costs to expense. The amendments in this update are effective for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted ASU No.
 2018-15
in the first quarter of 2020 and applied the guidance prospectively to the implementation costs incurred in our implementations of various cloud computing arrangements that are service contracts. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
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
 2018-13.
We have adopted ASU No.
 2018-13
in the first quarter of 2020 and applied the guidance retrospectively. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
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
Available-for-sale
debt securities are scoped out of this guidance. Our investment portfolio primarily consists of available-for-sale
debt securities carried at fair value. Our accounts receivable do not have long terms and we do not expect to write off accounts receivable. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption of the amendments in this update is permitted. We have adopted ASU No.
 2016-13
in the first quarter of 2020
prospectively.
The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
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

Level 2
– Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
Level 3
– Unobservable inputs that are significant to the measurem
en
t of the fair value of the assets or liabiliti
es
 that are supported by little or no market data.
The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$294,863	$294,863	$—	$—
Corporate debt securities	118,390	—	118,390	—
U.S. government agency securities	79,579	—	79,579	—
Certificates of deposits	5,808	—	5,808	—
U.S. government securities	95,896	—	95,896	—

Total financial assets	$594,536	$294,863	$299,673	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$250,535	$250,535	$—	$—
Corporate debt securities	152,149	—	152,149	—
U.S. government agency securities	95,032	—	95,032	—
Certificates of deposits	6,282	—	6,282	—
U.S. government securities	140,244	—	140,244	—

Total financial assets	$644,242	$250,535	$393,707	$—

We estimate the fair valu
es
 of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bids, offers and reference data including market research publications. At March 31, 2020 and December 31, 2019, the weighted average remaining contractual maturities of our Level 2 investments was less than one year and all of these investments are rated
A-1/P-1
or A/A2, or higher, by Moody’s a
nd
 S&P.
4.
Available-for-Sale
Securities
Estimated fair values of
available-for-sale
securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents, restricted cash, or marketable securities in our condensed consolidated balance sheets (in thousands):

	March 31, 2020				December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Financial Assets:
Money market funds	$294,863	$—	$—	$294,863	$250,535	$—	$—	$250,535
Corporate debt securities	118,187	287	(84)	118,390	151,773	384	(8)	152,149
U.S. government agency securities	79,417	181	(19)	79,579	94,963	73	(4)	95,032
Certificates of deposits	5,766	42	—	5,808	6,239	43	—	6,282
U.S. government securities	95,088	808	—	95,896	139,978	266	—	140,244

Total	$593,321	$1,318	$(103)	$594,536	$643,488	$766	$(12)	$644,242

The following table summarizes the classification of the
available-for-sale
securities on our condensed consolidated balance sheets (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$294,863	$251,480
Short-term marketable securities	215,295	307,732
Long-term marketable securities	84,378	85,030

Total	$594,536	$644,242

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities were temporary in nature during the periods presented.
5. Balance Sheet Components
Inventories
We began capitalizing inventories in November 2019 once the FDA approved Oxbryta. Inventories consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$7,141	$700
Work-in-process	7,217	525
Finished goods	569	52

Total inventories	$14,927	$1,277

Property and Equipment
Property and equipment consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Laboratory equipment	$8,472	$8,314
Computer equipment	2,224	2,224
Leasehold improvements	13,785	13,785
Construction-in-progress	31,679	19,289

Total property and equipment	56,160	43,612
Less: accumulated depreciation and amortization	(18,831)	(16,499)

Property and equipment, net	$37,329	$27,113

Accrued liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued research and development costs	$9,659	$26,480
Accrued manufacturing costs	18,160	9,466
Accrued professional and consulting services	4,262	4,564
Accrued sales deductions	1,998	529
Other	483	319

Total accrued liabilities	$34,562	$41,358

Other liabilities, current
Other liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Operating lease liabilities, current	$2,691	$1,866
Other payable	30	30

Total other liabilities, current	$2,721	$1,896

6. Long-term Debt
Term Loan
On December 17, 2019, we entered into the Loan Agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent and a lender, and Biopharma Credit Investments V (Master) LP, as a lender, and collectively, the Lenders, for a senior secured credit facility consisting of an initial tranche of $75.0 million and the option to draw an additional $75.0 million until December 31, 2020. The first tranche, in the amount of $75.0 million, was funded in connection with the closing date of the Term Loan in December 2019.
The Term Loan carries a
72-month
term. The Term Loan bears interest at a floating per annum interest rate equal to 7.00% plus the greater of (a) the
3-month
LIBOR rate and (b) 2%. In the event we default, the interest rate would be 3% above the rate that is otherwise applicable thereto. Interest on amounts outstanding are payable quarterly in arrears. The Term Loan repayment schedule provides for interest only payments for the first 39 months, followed by consecutive equal quarterly payments of principal and interest commencing in March 2023 and continuing through the maturity of December 2025.
We have the option to prepay all or a portion of the borrowed amounts under the Term Loan. If we exercise this option, we must pay a prepayment fee between 1% and 3% of the principal amount being prepaid depending on the timing of the prepayment, or Prepayment Fee. If the prepayment occurs before December 2022, we must also pay an amount equal to the sum of all interest that would have accrued and been payable from date of prepayment through December 2022, or Make Whole Amount. We are obligated to pay an additional fee to the Lenders determined by multiplying the principal amount being paid or prepaid multiplied by 2%, or Paydown Fee, when such payments are made.
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
Debt issuance costs paid directly to the Lenders of $1.1 million and the other debt issuance costs of $0.4 million were accounted for
as discounts on the Term Loan. These debt discounts along with the Paydown Fee are being amortized or accreted to interest expenses throughout the life of the Term Loan using the effective interest rate method. As of March 31, 2020, there were unamortized issuance costs and debt discounts of $1.4 million, which were recorded as a direct deduction from the Term Loan on the condensed consolidated balance sheet. In addition, we paid the Lenders $1.1 million for the option to draw the additional $75.0 million, which was capitalized as a deferred asset and which is included in other assets, current and amortized on a straight-line basis through December 31, 2020. As of March 31, 2020, the unamortized fee for the option to draw the additional fund
s
was $0.8 million.
Future payments of principal and interest on the Term Loan as of March 31, 2020 were as follows (in thousands):

Year ending December 31,	Amount
2020 (nine months)	$5,063
2021	6,750
2022	6,750
2023	31,406
2024	29,156
2025	26,906

Total minimum payments	106,031
Less amount representing interest	(29,531)
Less amount representing Paydown Fee	(1,500)

Long-term debt, gross	75,000
Discount on notes payable	(1,418)
Accretion of Paydown Fee	106

Long-term debt	$73,688

7. Commitments and Contingencies
Leases
We have operating leases for our headquarters, where we have office and research and development laboratory facilities, and equipment. Our leases have remaining lease terms of 1 to 10 years. Most of these leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases include renewal options at our election, with renewal terms that can extend the lease term from 1 to 10 years. These optional periods have not been considered in the determination of the right-of-use,
or ROU, assets or lease liabilities associated with these leases as we did not consider it reasonably certain that we would exercise the options.
Lease costs included in operating expenses in the consolidated statement of operations in relation to these operating leases were $3.1 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. Included in these lease costs were variable lease cost
s, which were
 not included within the measurement of our operating ROU assets and operating lease liabilities in the amount of $0.7 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively. The variable lease cost is comprised primarily of our cost in certain research and development arrangements that contain embedded equipment, and our proportionate share of operating expenses, property taxes, and insurance in relation with our facility lease. These costs are classified as operating lease expense due to our election to not separate lease and non-lease
components.
Supplemental cash flow information related to leases for the period reported is as follows (in thousands, except weighted-average remaining lease term and weighted-average discount rate):

	Three Months Ended March 31,
	2020	2019
ROU assets obtained in exchange for new operating lease upon adoption of ASC 842	$—	$14,177
Cash paid for amounts included in the measurement of lease liabilities	1,153	1,117
Weighted-average remaining lease term of operating leases (in years)	10	8.7
Weighted-average discount rate of operating leases	8.7%	13.2%

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
In August 2018, we entered into an amendment to the Existing Lease, or Lease Amendment, to relocate the leased premises from the Existing Premises to a to-be-constructed
building consisting of approximately 164,150 rentable square feet of space, or Substitute Premises
.
The date on which we became responsible for paying rent under the Lease Amendment was March 13, 2020,

or
 the
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
On October 1, 2019, we determined that the Lease Amendment for the Substitute Premises had commenced as we had the right to control the Substitute Premises.
The Lease Amendment also provides a tenant inducement allowance of up to $27.9 million, of which $4.1 million, if utilized, would be repaid to the landlord in the form of additional monthly rent with interest applied. As of March 31, 2020, we have capitalized $30.4 million of costs in construction-in-progress
within property and equipment, net for construction of leasehold improvements at the Substitute Premises, which were mostly acquired with the tenant inducement provided under the Lease Amendment.

We intend to vacate the Existing Premises and surrender and deliver the Existing Premises to the landlord on or before June 1, 2020, upon which time we will have no further obligations with respect to the Existing Premises. Upon signing of the Lease Amendment, we re-evaluated
the remaining useful life of the leasehold improvements at the Existing Premises and started to amortize the leasehold improvements over the remaining period of expected use, resulting in an acceleration of depreciation expenses for approximately $1.9 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively.
1
2

As of March 31, 2020, the maturities of our operating lease liabilities were as follows (in thousands):

Year ending December 31,	Amount
2020 (nine months)	$5,878	(a)
2021	11,736
2022	12,116
2023	12,508
2024	12,913
2025	13,333
Thereafter	61,035

Total lease payments	129,519
Less: Imputed interest (b)	(45,190)

Present value of operating lease liabilities	$84,329

(a)	Includes our lease payments of $7.1 million, which is partially offset by the expected receipt of the remaining tenant inducements of $1.2 million.

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
8. Stock-Based Compensation
We have three stock-based compensation plans – the Amended and Restated 2017 Inducement Equity Plan, or 2017 Inducement Plan, the 2015 Stock Option and Incentive Plan, or 2015 Plan, and the 2012 Stock Option and Grant Plan, or 2012 Plan. As of March 31, 2020, there were 755,891 shares reserved under the 2017 Inducement Plan and 4,528,603 shares reserved under the 2015 Plan for the future issuance of equity awards. Upon adoption of the 2015 Plan in July 2015, no new awards or grants are permitted under the 2012 Plan. See Note 10 to the Consolidated Financial Statements included in our Annual Report on Form
10-K
for the year ended December 31, 2019 for additional information related to these stock-based compensation plans.
Stock Options
The following summarizes option activity under the 2017 Inducement Plan, 2015 Plan and 2012 Plan:

	Number of Options	Weighted- Average Exercise Price
Outstanding — December 31, 2019	3,573,860	$36.24
Options granted	621,703	66.05
Options exercised	(33,937)	28.50
Options canceled	(27,905)	47.16

Outstanding — March 31, 2020	4,133,721	$40.72

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended March 31,
	2020	2019
Expected term (in years)	6.1	6.1
Volatility	69.6%-69.9%	71.6%-72.2%
Risk-free interest rate	1.4%-1.8%	2.5%-2.6%
Dividend yield	—	—

1
3

Restricted Stock Units
The following table summarizes activity of restricted stock units, or RSUs, granted to employees with service-based vesting under the 2017 Inducement Plan and 2015 Plan and related information:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Non-vested units — December 31, 2019	1,848,772	$49.19
RSUs granted	1,073,766	66.16
RSUs vested	(192,966)	45.68
RSUs forfeited	(38,413)	48.18

Non-vested units — March 31, 2020	2,691,159	$56.23

Stock-Based Compensation Expense
Total stock-based compensation recognized by function included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	20 20	2019
Research and development	$5,350	$4,023
Selling, general and administrative	11,017	5,430

Total stock-based compensation expense	$16,367	$9,453

9. Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.
The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	4,133,721	3,813,995
Restricted stock subject to future vesting	—	22,856
Restricted stock units	2,691,159	1,626,127

Total	6,824,880	5,462,978

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form
10-Q
and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019, included in our Annual Report on Form
10-K
filed with the Securities and Exchange Commission on February 26, 2020, or our Annual Report.
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
In late November 2019, we received U.S. Food and Drug Administration, or FDA, accelerated approval for our first medicine, Oxbryta (voxelotor) tablets for the treatment of SCD in adults and children 12 years of age and older. Oxbryta, an oral therapy taken once daily, is the first
FDA-approved
treatment that directly inhibits sickle hemoglobin polymerization, an underlying cause of SCD.
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
In early December 2019, we began to make Oxbryta available to patients through our specialty pharmacy partner network. As part of the product launch, we are focused on securing reimbursement and expanding patient access, and we have established GBT Source Solutions
TM
, a comprehensive program for patients who are prescribed Oxbryta that provides a wide range of practical, educational and financial support customized to each patient’s needs.
We are conducting and plan to conduct additional studies of Oxbryta, including our Phase 2a HOPE-KIDS 1 Study (an open-label, single- and multiple-dose Phase 2a study that is evaluating the safety, tolerability, pharmacokinetics and exploratory treatment effect of Oxbryta in pediatric patients aged 4 to 17 years with SCD) and, as a condition of accelerated approval, our Phase 3 HOPE-KIDS 2 Study (a post-approval confirmatory study we initiated in December 2019 that is using transcranial Doppler, or TCD, flow velocity to seek to demonstrate a decrease in stroke risk in children 2 to 15 years of age). We also expect to conduct additional clinical studies of Oxbryta, including to seek to expand the potential approved product label into younger pediatric populations.
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

In August 2018, we entered into the License Agreement, or Roche Agreement, with F.
Hoffmann-La
Roche Ltd. and
Hoffmann-La
Roche Inc. (together, “Roche”) pursuant to which Roche granted us an exclusive and sublicensable worldwide license under certain patent rights and know-how
to develop and commercialize inclacumab, a
p-selectin
inhibitor in development to address pain crises associated with the disease, including any modified compounds targeting
p-selectin
and derived from inclacumab, for all indications and uses, except diagnostic use. Roche retained a non-exclusive,
worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use. We are developing inclacumab as a treatment for vaso-occlusive crises, or VOCs, in patients with SCD, and we expect to be able to leverage the safety data from Roche’s prior clinical studies, which were not in patients with SCD, as we proceed with our development of inclacumab. We expect to initiate a pivotal clinical study in the first half of 2021.
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
The outbreak of the novel coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), has evolved into a global pandemic that has impacted our business, including our commercialization of Oxbryta and our research and development activities. For example, we have implemented a temporary work from home policy, temporarily suspended our field team from in-person interactions, including visits to physician offices, clinics and hospitals as well as in-person meetings with payors, and delayed or paused certain of our research and development activities, including pausing screening and enrollment in all GBT-sponsored studies, including our Phase 2a HOPE-KIDS 1 Study, our Phase 3 HOPE-KIDS 2 Study and our dose optimization study that is intended to assess doses of Oxbryta of up to 3,000 mg per day. Notably, the COVID-19 pandemic has not significantly impacted our supply of Oxbryta. We continue to believe we have an adequate supply of Oxbryta to sustain estimated patient need through the remainder of this year and into 2021, and we are continuing to produce Oxbryta tablets. In addition, we are continuing to engage with healthcare professionals and payors through increased use of digital and internet-based education and outreach. We have seen a significant decrease in weekly new patient prescriptions for Oxbryta from a peak in early March, and we expect the rate of new patient prescriptions to remain lower as the second quarter progresses, possibly through the third quarter, and potentially longer. While we intend to resume normal operations as soon as practicable, we do not know for certain the extent or duration of these and other disruptions or the long-term impact on our business.
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
We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. Our net losses were $73.0 million and $48.9 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $811.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We had $315.5 million in cash and cash equivalents and $299.7 million in marketable securities as of March 31, 2020.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,		$ Change	% Change
	2020	2019
	(in thousands, except percentages)
Product sales, net	$14,118	$—	$14,118	*
Costs and operating expenses:
Cost of sales	135	—	135	*
Research and development	39,773	34,468	5,305	15%
Selling, general and administrative	47,662	18,055	29,607	164%

Total costs and operating expenses	87,570	52,523	35,047	67%

Loss from operations	(73,452)	(52,523)	(20,929)	40%
Interest income	2,856	3,831	(975)	(25)%
Interest expenses	(2,314)	(181)	(2,133)	*
Other expenses, net	(116)	(50)	(66)	132%

Net loss	$(73,026)	$(48,923)	$(24,103)	49%

*	Change is not meaningful

Product sales, net
Product sales consist of sales of Oxbryta, which was approved by the FDA in late November 2019. We commenced shipments of Oxbryta and fully launched with a deployed sales force in December 2019.
The following table summarizes activity with respect to our sales allowances and accruals for the period ended March 31, 2020 (in thousands):

	Rebates, co-payment assistance, Medicare Part D coverage gap, product returns and distributor fees	Prompt payment discounts and chargebacks	Total
Balances at December 31, 2019	$529	$113	$642
Provision related to current period sales	1,543	339	1,882
Credit or payments made during the period	(75)	(280)	(355)

Balance at March 31, 2020	$1,997	$172	$2,169

Cost of sales
Cost of sales of $135,000 for the three months ended March 31, 2020, is related to manufacturing costs incurred after FDA approval for the cost of Oxbryta sold. Prior to receiving FDA approval for Oxbryta in November 2019, we recorded all costs incurred in the manufacture of Oxbryta as research and development expense. We expect to sell inventory previously expensed to research and development over approximately the current year, and accordingly we expect our costs of product sales of Oxbryta to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.

Research and development
Research and development expenses consist primarily of costs incurred for the development of Oxbryta and product candidates, which include:
•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	expenses incurred under agreements with consultants, third-party research firms, manufacturing organizations for products not approved by the FDA, and investigative clinical trial sites that conduct research and development activities on our behalf;

•	the costs related to production of clinical supplies, including fees paid to contract manufacturers;

•	laboratory and vendor expenses related to the execution of nonclinical studies and clinical trials;

•	payments upon achievement of certain clinical development and regulatory milestones in relation with license agreement; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

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
A significant component of our total operating expenses is our investment in research and development activities, including the clinical development of Oxbryta. We allocate research and development salaries, benefits, stock-based compensation and indirect costs to Oxbryta, inclacumab and other product candidates that we may pursue on a program-specific basis.
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
The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2020	2019
Costs incurred by development program:
Oxbryta for the treatment of SCD	$23,460	$27,725	$(4,265)	(15)%
Other preclinical programs	9,316	5,363	3,953	74%
Inclacumab for the treatment of SCD	6,997	1,380	5,617	407%

Total research and development expenses	$39,773	$34,468	$5,305	15%

Research and development, or R&D, expenses increased by $5.3 million or 15%, to $39.8 million for the three months ended March 31, 2020 from $34.5 million for the three months ended March 31, 2019. The increase was primarily due to an increase of $5.6 million in external costs related to our inclacumab program driven by manufacturing scale-up
activities. In addition, there was an increase of $4.0 million in internal and external costs associated with our preclinical program, including higher pre-clinical
research activities related to the Syros Agreement, which we entered into in December 2019. The increase is partially offset by a $4.3 million decrease in manufacturing costs for Oxbryta that was previously expensed to R&D. Following the approval of Oxbryta in November 2019, we capitalize manufacturing costs to inventory. R&D related stock-based compensation expense was $5.4 million for the three months ended March 31, 2020 and $4.0 million for the three months ended March 31, 2019. The increase was primarily due to hiring additional personnel.

Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of costs incurred in our commercial, executive, finance, corporate development, human resource, information technology, legal, compliance and other general and administrative functions, which include:
•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	fees to third party vendors providing customer support services;

•	expenses incurred under agreements with consultants; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

We expense all selling, general and administrative costs in the periods in which they are incurred. We expect our selling, general and administrative expenses to continue to grow as we progress through the commercial launch of Oxbryta for the treatment of SCD.
Selling, general and administrative, or SG&A, expenses increased by $29.6 million or 164%, to $47.7 million for the three months ended March 31, 2020 from $18.1 million for the three months ended March 31, 2019. The increase was primarily due to an increase of $12.9 million in salary and benefit costs due to higher headcounts primarily in the commercial function, an increase of $5.6 million in stock-based compensation expense as a result of our hiring additional personnel and stock price appreciation, an increase of $9.2 million in professional and consulting services due to the growth of our operations and the commercialization of Oxbryta, and an increase of $1.9 million in other general and administrative expenses due to the growth of our operations. SG&A related stock-based compensation expense was $11.0 million for the three months ended March 31, 2020 and $5.4 million for the three months ended March 31, 2019.
Liquidity, Capital Resources and Plan of Operations
We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sale of equity securities. As of March 31, 2020, we had $315.5 million in cash and cash equivalents and $299.7 million in marketable securities.
Our primary use of cash is to fund operations. Cash used to fund operations is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We believe we may continue to require additional financing to commercialize Oxbryta, advance Oxbryta through clinical development, to develop other potential product candidates and to fund operations for the foreseeable future. We may continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:
•	our ability to successfully commercialize Oxbryta, inclacumab and any other product candidates we may identify and develop in any territories;

•	the manufacturing, selling, and marketing costs associated with the commercialization of Oxbryta and the potential commercialization of inclacumab and any other product candidates we may identify and develop, including the cost and timing of establishing or maintaining our sales and marketing capabilities in any territory(ies);

•	the amount and timing of sales and other revenues from Oxbryta, inclacumab and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

•	the time and cost necessary to wind down our completed Phase 3 HOPE Study, to conduct and complete multiple ongoing studies (including our HOPE-KIDS 1 Study, Phase 3 HOPE-KIDS 2 Study and our OLE study in HOPE study countries);

•	the time and cost necessary to conduct and complete any additional clinical studies required to pursue additional regulatory approvals for Oxbryta for SCD, including our Phase 3 HOPE-KIDS 2 Study (which is intended as our required confirmatory study to move from our current Subpart H approval to a full approval of Oxbryta) and any studies to support potential label expansions into younger SCD pediatric populations, or any other post-marketing studies for Oxbryta for SCD;

•	the progress, data and results of clinical trials of Oxbryta;

•	the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our ongoing and future clinical trials of Oxbryta, inclacumab or any other product candidate that we may identify and develop;

•	the costs of obtaining clinical and commercial supplies of Oxbryta, inclacumab and any other product candidates we may identify and develop;

•	our ability to advance our development programs, including for Oxbryta, inclacumab and any other potential product candidate programs we may identify and pursue, the timing and scope of these development activities, and the availability of approval for any of our other product candidates;

•	our ability to successfully obtain any additional regulatory approvals from any regulatory authorities, and the scope of any such regulatory approvals, to market and sell Oxbryta, inclacumab and any other product candidates we may identify and develop in any territory(ies);

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies, and the costs and timing associated with any such acquisitions or in-licenses;

•	our ability to attract, hire, and retain qualified personnel; and

•	the costs of maintaining, expanding, and protecting our intellectual property portfolio.

Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for commercialization, clinical trials and other research and development expenditures. With the exception of our Term Loan, we currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of Oxbryta and other product candidates and ongoing developments in connection with the
COVID-19
pandemic, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated commercialization, clinical trials and research and development activities.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(78,622)	$(40,316)
Cash provided by (used in) investing activities	91,126	(100,651)
Cash provided by financing activities	784	22,446

Net increase (decrease) in cash, cash equivalents and restricted cash	$13,288	$(118,521)

Cash flows from operating activities
Cash used in operating activities for the three months ended March 31, 2020 was $78.6 million, consisting of a net loss of $73.0 million, which was partially offset by non-cash
charges of $16.4 million for stock-based compensation and $3.2 million for net depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $13.2 million in inventories as we began capitalizing manufacturing of Oxbryta as inventory upon receipt of FDA approval in November 2019, a decrease of $6.8 million in accrued liabilities due to timing of services performed, a decrease of $6.3 million in accrued compensation primarily due to the payment of annual employee bonuses, an increase of $2.6 million in accounts payable due to timing of payments and receipt of invoices, and an increase in accounts receivable of $1.9 million due to timing of cash receipts associated with Oxbryta commercial sales.
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

Cash flows from investing activities
Cash provided by investing activities for the three months ended March 31, 2020 was $91.1 million, consisting of purchases of marketable securities of $58.0 million and purchases of property and equipment of $2.5 million, which are partially offset by maturities of marketable securities of $151.6 million.
Cash used in investing activities for the three months ended March 31, 2019 was $100.7 million, consisting of purchases of marketable securities of $164.2 million, which are partially offset by maturities of marketable securities of $63.6 million.
Cash flows from financing activities
Cash provided by financing activities for the three months ended March 31, 2020 was $0.8 million, primarily from proceeds of $3.0 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options, which are partially offset by $2.1 million tax paid related to net share settlement of equity awards.
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
As of March 31, 2020, we had no
off-balance
sheet arrangements as defined in Item 303(a)(4) of Regulation
S-K
as promulgated by the SEC.
Contractual Obligations and Other Commitments
As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business during the three months ended March 31, 2020, as compared to those disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2019.
Accounting Pronouncements Adopted
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
software guidance in Subtopic
350-40
to determine which implementation costs to capitalize and which costs to expense. The amendments in this update are effective for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted ASU No.
 2018-15
in the first quarter of 2020 and applied the guidance prospectively to the implementation costs incurred in our implementations of various cloud computing arrangements that are service contracts. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
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
 2018-13.
We have adopted ASU No.
 2018-13
in the first quarter of 2020 and applied the guidance retrospectively. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
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
Available-for-sale
debt securities are scoped out of this guidance. Our investment portfolio primarily consists of
available-for-sale
debt securities carried at fair value. Our accounts receivable do not have long terms and we do not expect to write off accounts receivable. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption of the amendments in this update is permitted. We have adopted ASU No.
 2016-13
in the first quarter of 2020 prospectively. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of March 31, 2020 have not changed materially from those discussed in Item 7A of our Annual Report on Form
10-K
for the year ended December 31, 2019, filed with the SEC on February 26, 2020.
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
and
15d-15(e)
under the Exchange Act) as of March 31, 2020. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the first quarter of the current fiscal year, we implemented controls related to the accounting for product sales and related reserves, accounts receivable, and inventory and their related financial statement reporting. There were no other changes in our internal controls over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

We are not currently a party to any material litigation or other material legal proceedings.
Item 1A.	Risk Factors.

This Quarterly Report on Form
10-Q
contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed consolidated financial statements as of March 31, 2020 and consolidated financial statements as of December 31, 2019 and the notes accompanying those consolidated financial statements.
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

For example, shortly after we launched Oxbryta, the outbreak of the novel coronavirus,
SARS-CoV-2,
which causes coronavirus disease 2019
(COVID-19),
evolved into a global pandemic that has significantly impacted people and entities throughout the world. In light of the
COVID-19
pandemic, we announced in March 2020, that we were temporarily suspending our field team from in-person
interactions, including visits to physician offices, clinics and hospitals as well as in-person
meetings with payors. The
COVID-19
pandemic has also reduced our ability to engage with the medical and investor communities, including due to the cancellation of conferences scheduled throughout the year. These and other measures may significantly impact our ability to commercialize Oxbryta and our business in general, and we may continue to experience disruptions to our commercial efforts as well as other disruptions that could materially impact our business.
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
We announced in March 2020, that, in light of the
COVID-19
pandemic, we were temporarily suspending our field team from in-person
interactions, including visits to physician offices, clinics and hospitals as well as in-person
meetings with payors. While we are continuing to engage with healthcare professionals and payors through digital and internet-based education and outreach, the impact of temporarily suspending our field force from in-person
interactions is unknown. We have seen a significant decrease in weekly new patient prescriptions for Oxbryta from a peak in early March, and we expect the rate of new patient prescriptions to remain lower as the second quarter progresses, possibly through the third quarter, and potentially longer.
Another potential challenge for our commercial efforts is frequency of doctor visits by SCD patients. In the United States, fewer than 10% of Medicaid and Medicare patients living with SCD see a hematologist at least once per year and approximately 20% of SCD patients receive most of their care in the emergency room. This infrequency of doctor visits may impede prescriptions for Oxbryta.

With respect to certain geographical markets, we may seek to enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize Oxbryta or future drugs, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations. For example, in November 2019, the FDA approved Novartis’ biologic, crizanlizumab for the treatment of patients with SCD, and Novartis also announced that they have submitted crizanlizumab for a conditional approval by the European Medicines Agency, or EMA, for potential approval in the second half of 2020 for the treatment of SCD. Without an effective internal team or the support of a third party to perform marketing and sales functions, we would be unable to compete successfully against more established companies, and our commercial efforts and ability to generate revenues would be impaired.
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
Even if a product candidate is approved, regulatory authorities may still impose significant restrictions on its indicated uses, approved labeling, distribution or marketing or may impose ongoing requirements for potentially costly post-marketing studies. For example, because the FDA approved Oxbryta under the accelerated approval pathway under Subpart H, we must conduct at least one post-marketing confirmatory study to verify clinical risk/benefit, which we intend to satisfy through our HOPE-KIDS 2 Study, and we may not be able to successfully and timely complete this study or any other post-marketing confirmatory study as required to maintain approval or achieve full approval. Also, the FDA has restricted the indicated use of Oxbryta under the approved label to patients 12 years and older. While we plan to conduct additional studies to potentially lower the indicated age range down to 9 months of age, failure to reach agreement with the FDA on these studies, failure to obtain adequate results from them, or disagreements with regulatory authorities over the interpretation of the results may prevent expansion of the age range within our approved label.
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
We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the three months ended March 31, 2020 and 2019 were $73.0 million and $48.9 million, respectively. As of March 31, 2020, we had an accumulated deficit of $811.9 million. We have only recently begun to generate revenues with the December 2019 commercial launch of Oxbryta, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:
•	commercialize Oxbryta and continue related clinical development, including winding down our recently completed Phase 3 HOPE Study and conducting (i) our Phase 2a HOPE-KIDS 1 Study of Oxbryta, (ii) our HOPE-KIDS 2 Study, which we intend to serve as our post-confirmatory study of Oxbryta in SCD (and any other post-marketing studies that may be required by regulatory authorities, if any), and (iii) any additional clinical trials of Oxbryta we may conduct now or in the future in SCD patients or for any other indications for Oxbryta, inclacumab or any other product candidates, if any;
•	establish and maintain manufacturing and supply relationships with third parties that can provide adequate supplies (in amount and quality) of Oxbryta and inclacumab to support commercialization and further clinical development;
•	seek and obtain additional regulatory and marketing approvals for Oxbryta for SCD, including for younger pediatric patient populations, or any potential approvals we may pursue;
•	maintain a sales and marketing organization and enter into selected collaborations to commercialize Oxbryta for SCD or any other approved indication;
•	maintain a medical affairs organization to advance our engagement with healthcare providers and stakeholders;
•	advance our other programs, including inclacumab, through nonclinical and clinical development and commence development activities for any additional product candidates we may identify and pursue; and
•	expand our organization to support our commercialization, research, development and medical activities and our operations as a public company.

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
We are currently commercializing Oxbryta and investigating Oxbryta in clinical development to support its potential full approval by the FDA and opportunities for potential label expansion. We are evaluating the safety and pharmacokinetics of single and multiple doses of Oxbryta in our HOPE-KIDS 1 Study, a Phase 2a clinical trial in adolescent and pediatric patients with SCD, which we expanded to include a new single-dose cohort in children aged
6-11.
Our clinical program for Oxbryta also includes multi-national open label extension, or OLE, clinical studies for adult and pediatric patients in HOPE Study countries who have completed participation in the ongoing Phase 3 HOPE Study and elect to continue to receive Oxbryta. We are also conducting our HOPE-KIDS 2 Study, which is our TCD post-confirmatory study of Oxbryta in SCD (to potentially satisfy the FDA’s requirement for a post-confirmatory study under Subpart H). In light of the
COVID-19
pandemic, we have delayed or paused certain of our research and development activities, including pausing screening and enrollment in all
GBT-sponsored
clinical studies (including our HOPE-KIDS 2 Study), and we do not know the extent or duration of these and other disruptions or the long-term impact on our business. Oxbryta is currently our only compound in clinical development, although we are conducting nonclinical research activities in other programs.
Discovering, developing and commercializing biopharmaceutical products is expensive and time-consuming, and we expect our selling, general and administrative and research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue to commercialize Oxbryta and engage in research and development efforts for Oxbryta, inclacumab and other product candidates that we may identify and pursue in clinical trials. As of March 31, 2020 and December 31, 2019, we had working capital of $502.2 million and $556.5 million, respectively, and capital resources consisting of cash and cash equivalents and short and long-term marketable securities totaling $615.2 million and $695.0 million, respectively. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. Because the outcome of commercialization, reimbursement and any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully commercialize Oxbryta and complete our ongoing and planned additional development of activities for Oxbryta or any other future product candidates.
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
Our future funding requirements will depend on many factors, including, but not limited to:
•	our ability to successfully commercialize Oxbryta, inclacumab and any other product candidates we may identify and develop in any territories;

•	the manufacturing, selling, and marketing costs associated with the commercialization of Oxbryta and the potential commercialization of inclacumab and any other product candidates we may identify and develop, including the cost and timing of establishing or maintaining our sales and marketing capabilities in any territory(ies);

•	the amount and timing of sales and other revenues from Oxbryta, inclacumab and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;

•	the time and cost necessary to wind down our completed Phase 3 HOPE Study, to conduct and complete multiple ongoing studies (including our HOPE-KIDS 1 Study, Phase 3 HOPE-KIDS 2 Study and our OLE study in HOPE study countries;

•	the time and cost necessary to conduct and complete any additional clinical studies required to pursue additional regulatory approvals for Oxbryta for SCD, including our Phase 3 HOPE-KIDS 2 Study (which is necessary to move from our current Subpart H approval to a full approval) and any studies to support potential label expansions into younger SCD pediatric populations, or any other post-marketing studies for Oxbryta for SCD;

•	the progress, data and results of clinical trials of Oxbryta;

•	the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our ongoing and future clinical trials of Oxbryta, inclacumab or any other product candidate that we may identify and develop;

•	the costs of obtaining clinical and commercial supplies of Oxbryta, inclacumab and any other product candidates we may identify and develop;

•	our ability to advance our development programs, including for Oxbryta, inclacumab and any other potential product candidate programs we may identify and pursue, the timing and scope of these development activities, and the availability of approval for any of our other product candidates;

•	our ability to successfully obtain any additional regulatory approvals from any regulatory authorities, and the scope of any such regulatory approvals, to market and sell Oxbryta, inclacumab and any other product candidates we may identify and develop in any territory(ies);

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the time and cost necessary to respond to technological and market developments;

•	the extent to which we may acquire or in-license other product candidates and technologies, and the costs and timing associated with any such acquisitions or in-licenses;

•	our ability to attract, hire, and retain qualified personnel; and

•	the costs of maintaining, expanding, and protecting our intellectual property portfolio.

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
Drugs approved under Subpart H are required to be further evaluated in at least one post-marketing study to verify clinical benefit. To satisfy such requirement, we are conducting our TCD post-confirmatory study, the HOPE-KIDS 2 Study. We previously announced that the FDA agreed that TCD flow velocity would be an acceptable primary endpoint in a post-approval confirmatory study of Oxbryta to demonstrate stroke risk reduction for purposes of full approval by the FDA and that we had reached final agreement with the FDA on the design of the TCD post-confirmatory study.
We have paused screening and enrollment in our HOPE-KIDS 2 Study due to the impact of the
COVID-19
pandemic, and we may not be able to complete this study or any other successful post-marketing confirmatory study as required to maintain approval and achieve full approval, or data and results from our required post-marketing confirmatory program may not verify Oxbryta’s clinical benefit to maintain approval and achieve full approval, in which case the product may be required to be withdrawn from market approval.
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
We are evaluating Oxbryta in SCD patients in our ongoing HOPE-KIDS 1 Study, our HOPE-KIDS 2 Study (which is our post-approval confirmatory study), and other ongoing and planned clinical trials, as we wind down our recently completed HOPE Study. We are also generating additional clinical data regarding Oxbryta in SCD patients in our OLE studies for HOPE Study sites in multiple countries. In light of the
COVID-19
pandemic, we have delayed or paused certain of our research and development activities, including pausing screening and enrollment in all
GBT-sponsored
clinical studies, and we do not know the extent or duration of these and other disruptions or the long-term impact on our business.
All of our other programs are in earlier stages of research and development, and we have no other product candidates in clinical trials other than Oxbryta. As a result, even after in-licensing
the inclacumab program, we are very dependent on Oxbryta for our business, prospects, financial condition and results of operations.
We are also very dependent on the data and results that we obtain over time from our clinical program for Oxbryta, including the HOPE-KIDS 2 Study. The primary endpoint of the HOPE-KIDS 2 Study relates to TCD measurement, and we have not previously conducted any Phase 3 clinical study of Oxbryta in SCD patients using this primary endpoint, nor do we believe this measure has been used as a primary endpoint for any registrational studies for any other SCD therapies.
As we continue our clinical development of Oxbryta, the additional data we generate could be different from, including less favorable in terms of efficacy and/or safety, than the data generated and discussed with the FDA to date. If this were to occur, it could significantly impact our continued development and commercialization of Oxbryta. In addition, depending on the results we obtain from our HOPE-KIDS 2 Study, which we intend to be satisfy our post-approval confirmatory requirement under Subpart H, accelerated approval of Oxbryta under Subpart H may be withdrawn (which would also mean full approval would not be achieved, and could also mean that Oxbryta could be required to be removed from the market) if the required post-marketing confirmatory program is not completed or if the FDA determines the results do not verify clinical risk/benefit. We do not have a special protocol assessment agreement in place with the FDA for our HOPE-KIDS 2 Study.
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
We did not achieve statistically significant results with respect to either potential key secondary endpoint in Part A of the HOPE Study (relating to episodes of VOCs and to the Patient Reported Outcome, or PRO, instrument developed by us), and we may not achieve key endpoints in other clinical trials, such as any post-marketing confirmatory studies. In addition, we may not achieve the same results with respect to the primary endpoint in Part A of the HOPE Study in other ongoing of future clinical trials, including our ongoing TCD post-confirmatory study, the HOPE-KIDS 2 Study. Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain and maintain regulatory approvals for Oxbryta, inclacumab and any other product candidates that we may pursue, would have an adverse impact on our business, prospects, financial condition and results of operations.
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
Before we can obtain any marketing approval for a drug candidate for any potential indication, we must successfully complete clinical trials. The FDA typically requires at least two pivotal, well-controlled Phase 3 clinical trials as a condition to the submission of an NDA and does not usually consider a single Phase 3 clinical trial to be adequate to support product approval. The FDA will typically only consider relying on one pivotal trial if, in addition, other well-controlled studies of the drug exist (for example, for other dosage forms or in other populations) or if the pivotal trial is a multi-center trial that provides highly reliable and statistically strong evidence of an important clinical benefit, and a confirmatory study would have been difficult to conduct on ethical grounds.
The FDA approved Oxbryta for the treatment of SCD under the accelerated approval pathway under Subpart H, and approval under this accelerated pathway means that we are required to conduct at least one post-marketing confirmatory study sufficient to verify Oxbryta’s clinical benefit, which we intend to satisfy through our HOPE-KIDS 2 Study. In Europe, we are in the process of seeking input from various European regulatory authorities regarding a pathway to approval of Oxbryta for the potential treatment of SCD patients based on the HOPE Study.
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
Before obtaining marketing approval from regulatory authorities for the sale of any our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. In addition, because the FDA approved Oxbryta under the accelerated approval pathway under Subpart H, we must conduct at least one post-marketing confirmatory study to verify clinical risk/benefit, which we intend to satisfy through our HOPE-KIDS 2 Study. Clinical testing is expensive, time-consuming and uncertain as to outcome, and we cannot guarantee that any of our current or future clinical trials for Oxbryta or any other product candidates we may pursue will be conducted as planned or completed on schedule, if at all. For example, in light of the ongoing
COVID-19
pandemic, we recently paused all site activation, screening and enrollment activities for our HOPE-KIDS 2 Study (other than, where feasible, certain contracting and other administrative study start-up
activities), and it is unknown when we will resume such activities. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:
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
COVID-19;

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
Risks Related to Our Business and Industry
Pandemics such as the one caused by the novel strain of coronavirus,
SARS-CoV-2,
which causes
COVID-19,
as well as similar outbreaks and other public health crises, could adversely impact our business, including our commercialization activities, clinical trials and preclinical studies.
Pandemics, similar outbreaks and other public health crises could adversely impact our business. For example, the outbreak of the novel coronavirus,
SARS-CoV-2,
which causes coronavirus disease 2019
(COVID-19),
has evolved into a global pandemic that has significantly impacted people and entities throughout the world. As a result of the
COVID-19
pandemic, we have experienced and may continue to experience disruptions that could materially impact our business. The extent to which this pandemic or other health crises, or changes in laws and regulations such as shelter-in-place
orders, impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning
COVID-19
and the actions taken to contain
COVID-19
or treat its impact, among others.
As a result of the
COVID-19
pandemic, various aspects of our business operations have been, and could continue to be, disrupted. In response to the pandemic, we implemented a work from home policy, with our administrative and certain other employees continuing their work outside of our offices, and restricted on-site
staff to only a limited number of employees who have critical needs to be in the facility. The increase in working remotely could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites and clinical trial sites. In addition, as a result of shelter-in-place
orders or other mandated travel restrictions, staff conducting on-site
research and development may have limited access to our laboratory space, and these core activities may be significantly limited or curtailed, possibly for an extended period of time.
The
COVID-19
pandemic has also reduced the ability to engage with the medical and investor communities, including due to the cancellation of conferences scheduled throughout the year. For example, in light of the
COVID-19
pandemic, we announced in March 2020 that we were temporarily suspending our field team from all in-person
interactions, including visits to physician offices, clinics and hospitals as well as in-person
meetings with payors. These and other measures may significantly impact our ability to commercialize Oxbryta, such as by impacting new patient enrollments.

In addition, our ongoing and planned clinical trials have been and will likely continue to be affected by the
COVID-19
pandemic. For example, in March 2020, we paused screening and enrollment in all
GBT-sponsored
clinical studies. Any prolongation or
de-prioritization
of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of Oxbryta or our product candidates. Study procedures (particularly any procedures that may be deemed non-essential),
site initiation, participant recruitment and enrollment, participant dosing, shipment of our study compound, distribution of clinical trial materials, study monitoring, site inspections and data analysis may be delayed or paused due to changes in hospital or research institution policies, federal, state or local regulations, prioritization of hospital and other medical resources toward pandemic efforts, or other reasons related to the pandemic. If
COVID-19
continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols and we may experience increased patient study withdrawals or protocol deviations. For example, this may occur if quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect access to study sites, or interrupt healthcare services. As a result, we may be unable to conduct our clinical trials. Furthermore, the
COVID-19
pandemic could result in interruption or delays in the operations of the FDA and other domestic or foreign regulatory agencies, which could impact the conduct of our clinical trials, the ability to seek agency input on our regulatory strategies and potential filings or interactions with regulatory agencies that oversee our research, development and promotional activities. The extent and impact of such disruptions are currently unpredictable.
Our and our vendors’ and collaborators’ research, preclinical development, and manufacturing operations also may be adversely impacted by the
COVID-19
pandemic. We currently utilize third parties to, among other things, supply and manufacture raw materials, components, and Oxbryta and our product candidates, to ship Oxbryta and our product candidates and manufacturing materials, and to perform certain testing relating to Oxbryta and our product candidates. If we, or any third parties in our supply chain for materials which are used in either the manufacture of Oxbryta or our product candidates or the conduct of our research and development, are adversely impacted by restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted and our ability to manufacture and ship Oxbryta and our product candidates for commercial and research and development activities may be limited.
In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the
 COVID-19
 pandemic. As a result, we may face difficulties raising capital through equity or debt financings, or such financing transactions may be on unfavorable terms. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. Furthermore, a recession, depression or other sustained adverse market event resulting from the spread of
COVID-19
could materially and adversely affect our business and the value of our common stock.
The ultimate impact of the
COVID-19
pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our commercialization activities, our clinical and preclinical programs, our clinical, preclinical, research, manufacturing, and regulatory activities, healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our operations, and we will continue to monitor the situation closely.
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
Recruiting and retaining qualified scientific, medical, clinical, technical operations personnel and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize our product candidates. Competition to hire qualified personnel in our industry and geographic market is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. The
COVID-19
pandemic, as well as similar outbreaks or other significant business disruptions, may make such efforts more challenging. Furthermore, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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
Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business and other factors beyond our control, such as the rate of unemployment (particularly as a result of the
COVID-19
pandemic), the number of uninsured persons in the United States, the results of presidential elections, other political influences and inflationary pressures. For example, an overall decrease in or loss of insurance coverage among individuals in the United States as a result of unemployment, underemployment or the potential repeal of certain provisions of the ACA, may decrease the demand for healthcare services and pharmaceuticals. Additionally, the availability of healthcare services and resources is currently constrained due to the
COVID-19
pandemic. If fewer patients are seeking medical care because they do not have insurance coverage or are unable to obtain medical care for their conditions due to resource constraints on the healthcare system, we may experience difficulties in the commercialization of Oxbryta and any eventual commercialization of our product candidates, and our business, results of operations, financial condition and cash flows could be adversely affected.
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
A severe or prolonged economic downturn, including as a result of the
COVID-19
pandemic, could result in a variety of risks to our business, including reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our relationships with our contractors and potential collaboration partners. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the
COVID-19
pandemic, current economic climate and financial market conditions could adversely impact our business.

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
We or the third parties upon whom we depend may be adversely affected by earthquakes, outbreaks of disease (such as the
COVID-19
pandemic) or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Earthquakes, outbreaks of disease (such as the
COVID-19
pandemic) or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. As a result of the
COVID-19
pandemic we have been prevented from using all or a significant portion of our headquarters, and future events (including pandemics, earthquakes, power outages or natural disasters) may prevent us in the future from using all or a significant portion of our facilities. In addition, damage to or restrictions on the use of critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers or other facilities critical to our research and development activities, may render it difficult or, in certain cases, impossible for us to continue certain aspects of our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.
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

In addition, companies trading in the stock market in general, and the NASDAQ Stock Market, or NASDAQ, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, including the effects of the
COVID-19
pandemic on the global economy, may negatively affect the market price of our common stock, regardless of our actual operating performance. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:
•	our ability to successfully commercialize Oxbryta or any of our product candidates, if approved, and the timing and costs of our commercialization activities;
•	the timing and cost of, and level of investment in, research and development activities relating to Oxbryta and our product candidates, which may change from time to time;
•	the timing and success or failure of clinical trials for Oxbryta and our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
•	our ability to obtain and maintain full regulatory approval for Oxbryta in the United States and to obtain regulatory approval of Oxbryta outside of the United States as well as regulatory approval for our product candidates, and the timing and scope of any such approvals we may receive;
•	the cost of manufacturing Oxbryta and our product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;
•	our ability to attract, hire, train and retain qualified personnel;
•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;
•	the level of demand for Oxbryta and our product candidates, if approved, which may vary significantly;
•	future accounting pronouncements or changes in our accounting policies;
•	the risk/benefit profile, cost and reimbursement policies with respect to Oxbryta and our products candidates, if approved, and existing and potential future drugs that compete with Oxbryta and our product candidates;
•	whether Oxbryta or any of our product candidates are subject to any compliance-related challenges or sanctions, or any intellectual-property related challenges; and
•	the changing and volatile U.S., European and global economic environments, including economic volatility as a result of the COVID-19 pandemic.
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
We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our Amended and Restated 2015 Stock Option and Incentive Plan, or 2015 Plan. The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, in January 2017 our board of directors approved our 2017 Inducement Equity Plan and amended the plan in December 2019 with the Amended and Restated 2017 Inducement Plan, or the 2017 Inducement Plan. The 2017 Inducement Plan enables us and our subsidiaries to grant non-qualified
stock options and other equity-based awards to induce employees who are not currently employed by us or our subsidiaries to accept employment with us or our subsidiaries. As of December 31, 2019, there were 837,550 shares reserved under the 2017 Inducement Plan (subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock) for issuance to new employees entering into employment with us. In addition, we have reserved shares of common stock for issuance pursuant to our Amended and Restated 2015 Employee Stock Purchase Plan, or 2015 ESPP, which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of (i) 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2015 Plan, the 2017 Inducement Plan or the 2015 ESPP, our stockholders may experience additional dilution, and our stock price may fall.

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
Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 57.6% of our outstanding common stock as of May 1, 2020, based on the latest publicly available information.
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
We have broad discretion over the use of our capital resources consisting of cash and cash equivalents and short and long-term marketable securities. You may not agree with our decisions, and our use of our capital resources may not yield any returns to our stockholders. We expect to use our existing capital resources to continue the commercialization and clinical development of Oxbryta for the treatment of SCD, including in our Phase 2a HOPE-KIDS 1 Study, our Phase 3 HOPE-KIDS 2 Study, our other research and development activities including other clinical and nonclinical studies, including for inclacumab, and for working capital and general corporate purposes. Our failure to apply our capital resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these resources. Our stockholders will not have the opportunity to influence our decisions on how to use our capital resources.
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

See the Exhibit Index on the page prior to the signature page to this Quarterly Report on Form
10-Q
for a list of the exhibits filed as part of this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

3.1	Restated Certificate of Incorporation	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

10.1#	Amended and Restated Severance and Change in Control Policy	8-K	1/9/2020	10.1

10.2#	Cash Incentive Bonus Plan	8-K	1/9/2020	10.2

10.3#	Amended and Restated 2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-8	1/23/2020	99.1

10.4#	Amended and Restated 2017 Inducement Equity Plan and forms of award agreements thereunder	S-8	1/23/2020	99.3

10.5#	Amended and Restated 2015 Employee Stock Purchase Plan	—	—	—	X

10.6#	Non-Employee Director Compensation Policy, as amended and restated on March 24, 2020	—	—	—	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	X
*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form
10-Q
is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Global Blood Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form
10-Q,
irrespective of any general incorporation language contained in such filing.
#	Represents management compensation plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Blood Therapeutics, Inc.

Date: May 6, 2020	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2020	By:	/s/ Jeffrey Farrow
Jeffrey Farrow Chief Financial Officer (Principal Financial Officer)