Form 10-Q
period 2020-06-30
Global Blood Therapeutics, Inc.
filed 2020-08-05
CIK 1629137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
of the Exchange Act).    Yes
☐
    No
☒
As of July 31, 2020, there were 61,360,776 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION
Item 1.	Financial Statements
GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$384,716	$302,237
Short-term marketable securities	156,014	307,732
Accounts receivable, net	12,471	2,637
Inventories	27,334	1,277
Prepaid expenses and other current assets	13,498	14,114

Total current assets	594,033	627,997
Property and equipment, net	39,668	27,113
Long-term marketable securities	33,479	85,030
Operating lease right-of-use assets	51,580	52,775
Restricted cash	2,395	2,395
Other assets, noncurrent	512	789

Total assets	$721,667	$796,099

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,690	$10,621
Accrued liabilities	43,733	41,358
Accrued compensation	16,463	17,578
Other liabilities, current	3,516	1,896

Total current liabilities	69,402	71,453
Long-term debt	73,775	73,559
Operating lease liabilities, noncurrent	81,903	72,359
Other liabilities, noncurrent	771	34

Total liabilities	225,851	217,405

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of June 30, 2020 (unaudited) and December 31, 2019; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of June 30, 2020 (unaudited) and December 31, 2019, respectively; 61,330,987 and 60,644,380 shares issued and outstanding as of June 30, 2020 (unaudited) and December 31, 2019, respectively	61	61
Additional paid-in capital	1,359,310	1,316,795
Accumulated other comprehensive income	1,227	754
Accumulated deficit	(864,782)	(738,916)

Total stockholders’ equity	495,816	578,694

Total liabilities and stockholders’ equity	$721,667	$796,099

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product sales, net	$31,501	$—	$45,619	$—
Costs and operating expenses:
Cost of sales	377	—	512	—
Research and development	34,085	36,010	73,858	70,476
Selling, general and administrative	49,075	24,794	96,736	42,849

Total costs and operating expenses	83,537	60,804	171,106	113,325

Loss from operations	(52,036)	(60,804)	(125,487)	(113,325)
Other income (expense):
Interest income	1,514	3,706	4,370	7,537
Interest expense	(2,282)	(160)	(4,596)	(341)
Other expenses, net	(36)	(63)	(153)	(115)

Total other income, net	(804)	3,483	(379)	7,081

Net loss	(52,840)	(57,321)	(125,866)	(106,244)
Other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	12	615	472	1,239

Comprehensive loss	$(52,828)	$(56,706)	$(125,394)	$(105,005)

Basic and diluted net loss per common share	$(0.86)	$(1.01)	$(2.06)	$(1.88)

Weighted-average number of shares used in computing basic and diluted net loss per common share	61,116,707	56,539,760	60,952,269	56,386,560

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	60,644,380	$61	$1,316,795	$754	$(738,916)	$578,694
Issuance of common stock upon exercise of stock options	33,937	—	967	—	—	967
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	160,594	—	(2,099)	—	—	(2,099)
Issuance of common stock pursuant to ESPP purchases	47,460	—	1,870	—	—	1,870
Stock-based compensation expense	—	—	16,705	—	—	16,705
Net unrealized gain on marketable securities	—	—	—	461	—	461
Net loss	—	—	—	—	(73,026)	(73,026)

Balance at March 31, 2020	60,886,371	$61	$1,334,238	$1,215	$(811,942)	$523,572
Issuance of common stock upon exercise of stock options	334,454	—	8,018	—	—	8,018
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	110,162	—	(74)	—	—	(74)
Stock-based compensation expense	—	—	17,128	—	—	17,128
Net unrealized gain on marketable securities	—	—	—	12	—	12
Net loss	—	—	—	—	(52,840)	(52,840)

Balance at June 30, 2020	61,330,987	$61	$1,359,310	$1,227	$(864,782)	$495,816

See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	55,640,299	$56	$1,044,941	$(48)	$(472,150)	$572,799
Issuance of common stock upon equity offerings, net of issuance costs	511,363	—	21,246	—	—	21,246
Issuance of common stock upon exercise of stock options	52,288	—	817	—	—	817
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	78,155	—	(686)	—	—	(686)
Issuance of common stock pursuant to ESPP purchases	30,745	—	1,128	—	—	1,128
Vesting of restricted stock purchases	24,195	—	80	—	—	80
Stock-based compensation expense	—	—	9,453	—	—	9,453
Net unrealized gain on marketable securities	—	—	—	624	—	624
Net loss	—	—	—	—	(48,923)	(48,923)

Balance at March 31, 2019	56,337,045	$56	$1,076,979	$576	$(521,073)	$556,538
Issuance of common stock upon equity offerings, net of issuance costs	3,375,527	3	192,294	—	—	192,297
Issuance of common stock upon exercise of stock options	123,513	1	2,331	—	—	2,332
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	47,258	—	(1,297)	—	—	(1,297)
Vesting of restricted stock purchases	22,856	—	78	—	—	78
Stock-based compensation expense	—	—	10,948	—	—	10,948
Net unrealized gain on marketable securities	—	—	—	615	—	615
Net loss	—	—	—	—	(57,321)	(57,321)

Balance at June 30, 2019	59,906,199	$60	$1,281,333	$1,191	$(578,394)	$704,190

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(125,866)	$(106,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,577	4,187
Amortization (accretion) of premium (discount) on marketable securities	(61)	(1,204)
Non-cash interest expense	824	—
Amortization of operating lease right-of-use assets	580	212
Stock-based compensation	32,938	20,401
Changes in operating assets and liabilities:
Accounts receivables	(9,834)	—
Inventories	(24,926)	—
Prepaid expenses and other assets	181	59
Accounts payable	(4,918)	558
Accrued liabilities	(1,326)	6,136
Accrued compensation	(1,114)	(1,795)
Other liabilities, current	156	—
Operating lease liabilities	1,686	(563)

Net cash used in operating activities	(126,103)	(78,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,918)	(548)
Purchase of marketable securities	(57,936)	(195,297)
Maturities of marketable securities	261,738	120,923

Net cash provided by (used in) investing activities	199,884	(74,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in public offering, net of issuance costs	—	213,989
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	11,000	4,266
Payments of debt issuance costs	(130)	—
Tax paid related to net share settlement of equity awards	(2,172)	(1,983)

Net cash provided by financing activities	8,698	216,272

Net increase (decrease) in cash, cash equivalents and restricted cash	82,479	63,097
Cash, cash equivalents and restricted cash at beginning of period	304,632	277,752

Cash, cash equivalents and restricted cash at end of period	$387,111	$340,849

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$3,419	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Leasehold improvements paid for by landlord	$10,709	$851

Accrued purchase of property and equipment	$3,773	$147

Accrued issuance costs	$(85)	$446

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Basis of Presentation
Global Blood Therapeutics, Inc., or the Company, we, us, or our, was incorporated in Delaware in February 2011 and commenced operations in May 2012. We are a biopharmaceutical company dedicated to the discovery, development and delivery of life-changing treatments that provide hope to underserved patient communities. In late November 2019, we received U.S. Food and Drug Administration, or FDA, accelerated approval for our first medicine, Oxbryta
®
(voxelotor) tablets for the treatment of sickle cell disease, or SCD, in adults and children 12 years of age and older. In early December 2019, we began to make Oxbryta available to patients through our special pharmacy partner network. Our principal operations are based in South San Francisco, California, and we operate in one segment.
Need for Additional Capital
In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our commercial launch of Oxbryta, research and development and business development activities. Since inception through June 30, 2020, we have incurred cumulative net losses of $864.8 million. We expect to incur additional losses for the foreseeable future to commercialize Oxbryta and conduct product research and development, and expect to potentially raise additional capital to fully implement our business plan. If needed, we intend to raise such capital through borrowings, the issuance of additional equity, and potentially through strategic alliances with partner companies or other transactions. However, if such financing is not available at adequate levels, we will need to re-evaluate
our operating plans. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our cash requirements for at least twelve months subsequent to the issuance of these financial statements.
2. Summary of Significant Accounting Policies
Basis of Preparation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.
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

Major Customers
We have entered into distribution agreements with certain limited specialty pharmacies and a specialty distributor. For the six months ended June 30, 2020, our two largest customers represented approximately 95% of our product revenue and approximately 94% of our accounts receivable balance at June 30, 2020.
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
We adopted ASU
No. 2018-13
in the first quarter of 2020 and applied the guidance retrospectively. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
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
Available-for-sale
debt securities are scoped out of this guidance. Our investment portfolio primarily consists of available-for-sale
debt securities carried at fair value. Our accounts receivable do not have long terms and we do not expect to write off accounts receivable. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption of the amendments in this update is permitted. We adopted ASU
No. 2016-13
in the first quarter of 2020 and applied the guidance prospectively. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

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
The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$384,515	$384,515	$—	$—
Corporate debt securities	84,046	—	84,046	—
U.S. government agency securities	43,524	—	43,524	—
Certificates of deposits	3,899	—	3,899	—
U.S. government securities	58,025	—	58,025	—

Total financial assets	$574,009	$384,515	$189,494	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$250,535	$250,535	$—	$—
Corporate debt securities	152,149	—	152,149	—
U.S. government agency securities	95,032	—	95,032	—
Certificates of deposits	6,282	—	6,282	—
U.S. government securities	140,244	—	140,244	—

Total financial assets	$644,242	$250,535	$393,707	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bids, offers and reference data including market research publications. At June 30, 2020 and December 31, 2019, the weighted average remaining contractual maturities of our Level 2 investments was less than one year and all of these investments are rated
A-1/P-1
or A/A2, or higher, by Moody’s and

Standard

and Poor’s.

4.
Available-for-Sale
Securities
Estimated fair values of
available-for-sale
securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale
securities recorded in cash and cash equivalents, restricted cash, or marketable securities in our condensed consolidated balance sheets (in thousands):

	June 30, 2020				December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Financial Assets:
Money market funds	$384,515	$—	$—	$384,515	$250,535	$—	$—	$250,535
Corporate debt securities	83,385	661	—	84,046	151,773	384	(8)	152,149
U.S. government agency securities	43,418	108	(2)	43,524	94,963	73	(4)	95,032
Certificates of deposits	3,868	31	—	3,899	6,239	43	—	6,282
U.S. government securities	57,596	429	—	58,025	139,978	266	—	140,244

Total	$572,782	$1,229	$(2)	$574,009	$643,488	$766	$(12)	$644,242

The following table summarizes the classification of the
available-for-sale
securities on our condensed consolidated balance sheets (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$384,516	$251,480
Short-term marketable securities	156,014	307,732
Long-term marketable securities	33,479	85,030

Total	$574,009	$644,242

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities were temporary in nature during the periods presented.
5. Balance Sheet Components
Inventories
We began capitalizing inventories in November 2019 once the FDA approved Oxbryta. Inventories consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$10,210	$700
Work-in-process	15,617	525
Finished goods	1,507	52

Total inventories	$27,334	$1,277

Property and Equipment, Net
Property and equipment consists of the
following
(in thousands):

	June 30, 2020	December 31, 2019
Laboratory equipment	$11,612	$8,314
Computer equipment	2,600	2,224
Leasehold improvements	32,231	13,785
Construction-in-progress	515	19,289

Total property and equipment	46,958	43,612
Less: accumulated depreciation and amortization	(7,290)	(16,499)

Property and equipment, net	$39,668	$27,113

Accrued liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued research and development costs	$6,951	$26,480
Accrued manufacturing costs	23,782	9,466
Accrued professional and consulting services	3,283	4,564
Accrued sales deductions	5,302	529
Other	4,415	319

Total accrued liabilities	$43,733	$41,358

Other liabilities, current
Other liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Operating lease liabilities, current	$3,486	$1,866
Other payable	30	30

Total other liabilities, current	$3,516	$1,896

6. Long-term Debt
Term Loan
On December 17, 2019, we entered into the Loan Agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, Biopharma Credit Investments V (Master) LP, as a lender, and BPCR Limited Partnership, as a lender, and collectively, the Lenders, for a senior secured credit facility consisting of an initial tranche of $75.0 million and the option to draw an additional $75.0 million until December 31, 2020. The first tranche, in the amount of $75.0 million, was funded in connection with the closing date of the Term Loan in December 2019. In June 2020, in accordance with the terms of the Loan Agreement, we provided notification to Lenders of our intention to draw the second tranche of the Term Loan, in the amount of $75.0 million, prior to December 31, 2020, subject to certain closing conditions. As of June 30, 2020, the second tranche of the Term Loan has not been drawn.
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

Debt issuance costs paid directly to the Lenders of $1.1 million and the other debt issuance costs of $0.4 million were accounted for as discounts on the Term Loan. These debt discounts along with the Paydown Fee are being amortized or accreted to interest expenses throughout the life of the Term Loan using the effective interest rate method. As of June 30, 2020, there were unamortized issuance costs and debt discounts of $1.4 million, which were recorded as a direct deduction from the Term Loan on the condensed consolidated balance sheet. In addition, we paid the Lenders $1.1 million for the option to draw the additional $75 million, which was capitalized as a deferred asset and which is included in other assets, current and amortized on a straight-line basis through December 31, 2020. As of June 30, 2020, the unamortized fee for the option to draw the additional funds was $0.6 million.
Future payments of principal and interest on the Term Loan as of June 30, 2020 were as follows (in thousands):

Year ending December 31,	Amount
2020 (six months)	$3,375
2021	6,750
2022	6,750
2023	31,406
2024	29,156
2025	26,906

Total minimum payments	104,343
Less amount representing interest	(27,843)
Less amount representing Paydown Fee	(1,500)

Long-term debt, gross	75,000
Discount on notes payable	(1,411)
Accretion of Paydown Fee	186

Long-term debt	$73,775

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
Lease costs included in operating expenses in the consolidated statement of operations in relation to these operating leases were $3.1 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively; and $6.2 million and $3.3 million for the six months ended June 30, 2020 and 2019, respectively. Included in these lease costs were variable lease costs, which were not included within the measurement of our operating ROU assets and operating lease liabilities in the amount of $0.6 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively; and $1.3 million and $1.3 million for
the six months ended June 30, 2020 and 2019, respectively. The variable lease cost is comprised primarily of our proportionate share of operating expenses, property taxes, and insurance in relation with our facility lease. These costs are classified as operating lease expense due to our election to not separate lease and non-lease components.

Supplemental cash flow information related to leases for the period reported is as follows (in thousands, except weighted-average remaining lease term and weighted-average discount rate):

	Six Months Ended June 30,
	2020	2019
ROU assets obtained in exchange for new operating lease	$205	$14,177
Cash paid for amounts included in the measurement of lease liabilities	2,590	2,235
Weighted-average remaining lease term of operating leases (in years)	9.7	8.4
Weighted-average discount rate of operating leases	8.7%	13.2%
The majority of our lease costs are driven by our operating lease for our headquarters in South San Francisco, where we have office and research and development laboratory facilities.
In March 2017, we entered into a noncancelable operating lease, or
Original
Lease,

for approximately 67,185 square feet of space in South San Francisco, California, or Prior Premises. The
Original
Lease term commenced in November 2017 as we gained control over physical access to the Prior Premises. We acquired $11.1 million of leasehold improvements at the Prior Premises with the tenant inducement allowance provided under the
Original
Lease. We are required to repay $1.7 million of the tenant inducement allowance
, or Initial Allowance,
to the landlord in the form of additional monthly rent with interest applied over the term of the
Original
Lease.
In August 2018, we entered into an amendment to the
Original
Lease, or Lease Amendment, to relocate the leased premises from the

Prior Premises to a
to-be-constructed
building consisting of approximately 164,150 rentable square feet of space, or Substitute Premises. The date on which we became responsible for paying rent under the Lease Amendment was March 13, 2020, or the Substitute Premises Payment Commencement Date. The Lease Amendment has a contractual term, or Substitute Premises Term, of 10 years from the Substitute Premises Payment Commencement Date, which was subsequently determined to be in March 2020. The Lease Amendment grants us an option to extend the Lease Amendment for an additional
10-year
period. Future minimum rental payments under the Lease Amendment during the
10-year
term are $121.5 million in the aggregate. Under the Lease Amendment, we are obligated to pay to the landlord certain costs, including taxes and operating expenses. On October 1, 2019, we determined that the Lease Amendment for the Substitute Premises had commenced as we had the right to control the Substitute Premises. The Lease Amendment also provides a tenant inducement allowance of up to $27.9 million, of which $4.1 million, if utilized, would be repaid to the landlord in the form of additional monthly rent with interest applied. As of June 30, 2020, we have capitalized $32.2 million of costs in leasehold improvements within property and equipment, net for construction of leasehold improvements at the Substitute Premises, which were mostly acquired with the tenant inducement provided under the Lease Amendment.
We vacated the Prior Premises and surrendered and delivered the Prior Premises to the landlord in May 2020, upon which time we had no further obligations with respect to the Prior Premises other than with respect to the Initial Allowance, which we will repay to the landlord in the form of additional monthly rent with interest applied over the term of the Original Lease
. Upon signing of the Lease Amendment, we re-evaluated the remaining useful life of the leasehold improvements at the Prior Premises and started to amortize the leasehold improvements over the remaining period of expected use, resulting in an acceleration of depreciation expenses for approximately
$3.8 million and $3.4 million for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, the maturities of our operating lease liabilities were as follows (in thousands):

Year ending December 31,	Amount
2020 ( six months)	$4,837
2021	11,822
2022	12,202
2023	12,564
2024	12,927
2025	13,347
Thereafter	61,146

Total lease payments	128,845
Less: Imputed interest	(43,456)

Present value of operating lease liabilities	$85,389

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
the Amended and Restated 2017 Inducement Equity Plan, or 2017 Inducement Plan, the
Amended and Restated
2015 Stock Option and Incentive Plan, or 2015 Plan, and the 2012 Stock Option and Grant Plan, or 2012 Plan. As of June 30, 2020, there were 1,628,836 shares reserved under the 2017 Inducement Plan and 4,522,527 shares reserved under the 2015 Plan for the future issuance of equity awards. Upon adoption of the 2015 Plan in July 2015, no new awards or grants are permitted under the 2012 Plan. See Note 10 to the Consolidated Financial Statements included in our Annual Report on Form
10-K
for the year ended December 31, 2019 for additional information related to these stock-based compensation plans.
Stock Options
The following summarizes option activity under the 2017 Inducement Plan, 2015 Plan and 2012 Plan:

	Number of Options	Weighted- Average Exercise Price
Outstanding — December 31, 2019	3,573,860	$36.24
Options granted	666,633	65.91
Options exercised	(368,391)	24.39
Options canceled	(297,650)	52.93

Outstanding — June 30, 2020	3,574,452	$41.61

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected term (in years)	5.1-6.1	5.3-6.1	5.1-6.1	5.3-6.1
Volatility	71.0%-71.8%	70.5%-71.7%	69.6%-71.8%	70.5%-72.2%
Risk-free interest rate	0.4%	1.8%-2.4%	0.4%-1.8%	1.8%-2.6%
Dividend yield	—	—	—	—
Restricted Stock Units
The following table summarizes activity of restricted stock units, or RSUs, granted to employees with service-based vesting under the 2017 Inducement Plan and 2015 Plan and related information:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Non-vested units — December 31, 2019	1,848,772	$49.19
RSUs granted	1,183,637	66.28
RSUs vested	(304,495)	48.25
RSUs forfeited	(275,732)	54.75

Non-vested units — June 30, 2020	2,452,182	$56.93

Market-Condition RSUs Granted to Employees
The Compensation Committee of
our Board of Directors
granted, effective June 1, 2020,
awards of up to
an aggregate of
414,700
RSUs to certain of our senior management, including our executive officers, under the 2015 Plan, the vesting of which is contingent upon the achievement of three escalating stock price targets. Upon the achievement of the respective stock price targets, fifty percent of the RSUs allotted to that tranche will vest, while the remaining fifty percent will vest on the first anniversary of the date the stock price target was achieved, subject to the employee’s continued employment or other service relationship with the Company through such vesting date. Under the terms of the awards, if the stock price targets are not achieved for all or some of the tranches on or before June 30, 2024, the unvested awards will be automatically terminated and forfeited. The compensation cost for the RSUs with a market condition is not reversed when the market condition is not satisfied. The target prices and vesting tranches are set forth in the table below:

Stock Price Targets	Number of Units Allotted
$109.20	82,940
$145.60	145,145
$182.00	186,615
The grant date fair value of the market-condition awards was estimated using a Monte Carlo simulation model, which includes variables such as the expected volatility of the Company’s share price and interest rates to generate potential future outcomes. We recognize the related compensation expense on a straight-line basis over the applicable derived service periods, which are the estimated periods of time that would be required to satisfy the market conditions.
The following table summarizes activity of the market-condition awards under the 2015 Plan and related information (in thousands, except share, per share amounts and vesting period):

	Number of U nits	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period (years)	Aggregate Intrinsic Value
Non-vested market-condition awards — December 31, 2019	—	$—	—
Granted	414,700	49.95
Vested	—	—
Forfeited	—	—

Non-vested market-condition awards — June 20, 2020	414,700	$49.95	1.71	$26,180

The following table summarizes the assumptions used to estimate the fair value of the market-condition awards as of the grant date
:

Valuation date stock price	$68.67
Volatility	68.1%
Risk-free interest rate	0.26%
Dividend yield	—
At June 30, 2020
,
total unrecognized compensation expense related to
non-vested
market-condition awards was $19.7 million, which is expected to be recognized over their respective remaining derived service periods. The weighted average derived service period is 1.79 years. For the three
months
ended June 30, 2020, we recognized $1.1 million in stock-based compensation expense related to the market-condition awards.

Stock-Based Compensation Expense
Total stock-based compensation recognized by function included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$3,430	$4,715	$8,780	$8,738
Selling, general and administrative	13,141	6,233	24,158	11,663

Total stock-based compensation expense	$16,571	$10,948	$32,938	$20,401

9. Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.
The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	3,574,452	3,758,846	3,574,452	3,758,846
Restricted stock units	2,866,882	1,730,348	2,866,882	1,730,348

Total	6,441,334	5,489,194	6,441,334	5,489,194

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a biopharmaceutical company dedicated to the discovery, development and delivery of life-changing treatments that provide hope to underserved patient communities. Founded in 2011, we are delivering on our goal to transform the treatment and care of sickle cell disease, or SCD, a lifelong, devastating inherited blood disorder that is marked by red blood cell, or RBC, destruction and occluded blood flow and hypoxia, leading to anemia, stroke, multi-organ failure, severe pain crises, and shortened patient life span. As a result of the historic lack of treatment options, patients with SCD suffer serious morbidity and premature mortality.
It is estimated the prevalence of SCD is approximately 100,000 individuals in the United States, where newborn screening is mandatory, and approximately 52,000 individuals in Europe. The global incidence of SCD is estimated to be 250,000 to 300,000 births annually, and SCD is concentrated in populations of African, Middle Eastern and South Asian descent.
In November 2019, we received U.S. Food and Drug Administration, or FDA, accelerated approval for our first medicine, Oxbryta
®
(voxelotor) tablets for the treatment of SCD in adults and children 12 years of age and older. Oxbryta, an oral therapy taken once daily, is the first
FDA-approved
treatment that directly inhibits sickle hemoglobin polymerization, the root cause of red blood cell sickling in SCD.
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
In December 2019, we began to make Oxbryta available to patients through our specialty pharmacy partner network. As part of the product launch, we are focused on securing reimbursement and expanding patient access, and we established GBT Source Solutions
TM
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
In June 2020, we announced plans to submit by
mid-2021
a New Drug Application, or NDA, for Oxbryta, which will include a new age-appropriate
formulation, for the treatment of SCD in children ages 4 to 11 years under the FDA’s accelerated approval pathway. The NDA will include clinical data from our Phase 2a HOPE-KIDS 1 study. The FDA’s accelerated approval pathway can allow for earlier approval of drugs that treat serious conditions and that fill an unmet medical need based on a surrogate endpoint. In addition, we are initiating a multi-center Early Access Program, or EAP, in the United States for pediatric patients to provide access to treatment with Oxbryta prior to potential market authorization for children ages 4 to 11 who, in the judgment of their treating physician, have an urgent need for treatment for their SCD, have no comparable or satisfactory treatment options and are unable to participate in our clinical trials.

In June 2020, we announced plans to submit by
mid-2021
a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, seeking full marketing authorization of Oxbryta to treat hemolytic anemia (which is low hemoglobin due to red blood cell destruction) in SCD patients ages 12 years and older. The planned MAA will include data from our Phase 3 HOPE Study and our Phase 2 HOPE-KIDS 1 Study, both of which enrolled patients at clinical sites in Europe. In addition, we announced our intention to initiate an EAP in Europe for patients and physicians who may need access to Oxbryta prior to potential marketing authorization.
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
In August 2018, we entered into the License Agreement, or Roche Agreement, with F.
Hoffmann-La
Roche Ltd. and
Hoffmann-La
Roche Inc. (together, “Roche”) pursuant to which Roche granted us an exclusive and sublicensable worldwide license under certain patent rights and know-how
to develop and commercialize inclacumab, a
p-selectin
inhibitor in development to address pain crises associated with the disease, including any modified compounds targeting
p-selectin
and derived from inclacumab, for all indications and uses, except diagnostic use. Roche retained a non-exclusive,
worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use. We are developing inclacumab as a treatment for vaso-occlusive crises, or VOCs, in patients with SCD, and we expect to be able to leverage the safety data from Roche’s prior clinical studies, which were not in patients with SCD, as we proceed with our development of inclacumab. We expect to initiate a pivotal clinical study by the end of the first half of 2021.
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
The outbreak of the novel coronavirus,
SARS-CoV-2,
which causes coronavirus disease 2019
(COVID-19),
has evolved into a global pandemic that has impacted our business, including our commercialization of Oxbryta and our research and development activities. For example, we have implemented a temporary work from home policy, temporarily suspended our field team from most in-person
interactions, including visits to physician offices, clinics and hospitals as well as in-person
meetings with payors, and temporarily delayed or paused certain research and development activities, including screening and enrollment in all
GBT-sponsored
studies, including our Phase 2a HOPE-KIDS 1 Study, our Phase 3 HOPE-KIDS 2 Study and our dose optimization study that is intended to assess doses of Oxbryta of up to 3,000 mg per day. As we continue to monitor and work toward resumption of all trial activities, we are continuing with administrative trial-start up activities (such as contracting and IRB/EC approvals). Notably, the
COVID-19
pandemic has not significantly impacted our supply of Oxbryta. We continue to believe we have an adequate supply of Oxbryta to sustain estimated patient need through the remainder of this year and into late 2021, and we are continuing to produce Oxbryta tablets. In addition, we are continuing to engage with healthcare professionals and payors through increased use of digital and internet-based education and outreach. We have seen a significant decrease in weekly new patient prescriptions for Oxbryta from a peak in early March, and we expect the rate of new patient prescriptions to remain lower, possibly through the third quarter, and potentially longer depending on the course of the pandemic. While we intend to resume normal operations as soon as practicable, we do not know for certain the extent or duration of these and other disruptions or the long-term impact on our business.
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
We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. Our net losses were $125.9 million and $106.2 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $864.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We had $384.7 million in cash and cash equivalents and $189.5 million in marketable securities as of June 30, 2020.

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
Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		$ Change	% Change
	2020	2019
	(in thousands, except percentages)
Product sales, net	$31,501	$—	$31,501	*
Costs and operating expenses:
Cost of sales	377	—	377	*
Research and development	34,085	36,010	(1,925)	(5)%
Selling, general and administrative	49,075	24,794	24,281	98%

Total costs and operating expenses	83,537	60,804	22,733	37%

Loss from operations	(52,036)	(60,804)	8,768	(14)%
Interest income	1,514	3,706	(2,192)	(59)%
Interest expenses	(2,282)	(160)	(2,122)	*
Other expenses, net	(36)	(63)	27	(43)%

Net loss	$(52,840)	$(57,321)	$4,481	(8)%

*	Change is not meaningful
Product sales, net
Product sales consist of sales of Oxbryta, which was approved by the FDA in late November 2019. We commenced shipments of Oxbryta and fully launched with a deployed sales force in December 2019.

The following table summarizes activity with respect to our sales allowances and accruals for the three months ended June 30, 2020 (in thousands):

	Rebates, co-payment assistance, Medicare Part D coverage gap, product returns and distributor fees	Prompt payment discounts and chargebacks	Total
Balances at March 31, 2020	$1,997	$172	$2,169
Provision related to current period sales	3,865	924	4,789
Credit or payments made during the period	(560)	(812)	(1,372)

Balance at June 30, 2020	$5,302	$284	$5,586

Cost of sales
Cost of sales of $0.4 million for the three months ended June 30, 2020 consists of manufacturing costs incurred after FDA approval for the cost of Oxbryta sold. Prior to receiving FDA approval for Oxbryta in November 2019, we recorded all costs incurred in the manufacture of Oxbryta as research and development expense. We expect to sell inventory previously expensed to research and development over approximately the current year, and accordingly, we expect our costs of product sales of Oxbryta to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.
Research and development
Research and development expenses consist primarily of costs incurred for the development of Oxbryta and product candidates, which include:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•
expenses incurred under agreements with consultants, third-party research firms, manufacturing organizations for products not approved by the FDA and other regulatory authorities, and investigative clinical trial sites that conduct research and development activities on our behalf;

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
We expect our research and development expenses will increase in future periods as we continue to invest in research and development activities related to developing Oxbryta and product candidates, and as programs advance into later stages of development and we begin to conduct larger clinical trials. The process of conducting the necessary clinical research to obtain, expand the scope of, and maintain regulatory approvals is costly and time-consuming, and research and development is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate additional revenue from the commercialization and sale of any of our product candidates.

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

	Three Months Ended June 30,		$ Change	% Change
	2020	2019
Costs incurred by development program:
Oxbryta for the treatment of SCD	$17,602	$29,490	$(11,888)	(40)%
Other preclinical programs	10,055	5,165	4,890	95%
Inclacumab for the treatment of SCD	6,428	1,355	5,073	374%

Total research and development expenses	$34,085	$36,010	$(1,925)	(5)%

Research and development, or R&D, expenses decreased by $1.9 million or 5%, to $34.1 million for the three months ended June 30, 2020 from $36.0 million for the three months ended June 30, 2019. The decrease was due to a $11.9 million decrease in external costs for Oxbryta primarily related to the manufacturing costs that were previously expensed to R&D. Following the approval of Oxbryta in November 2019, we capitalize manufacturing costs to inventory. The decrease was partially offset by a $4.9 million increase in internal and external costs associated with our preclinical programs, including increased pre-clinical
research activities related to the Syros Agreement, which we entered into in December 2019. In addition, there was an increase of $5.1 million in external costs related to our inclacumab program driven by manufacturing scale-up
activities. R&D related stock-based compensation expense was $3.4 million for the three months ended June 30, 2020 and $4.7 million for the three months ended June 30, 2019.
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
Selling, general and administrative, or SG&A, expenses increased by $24.3 million or 98%, to $49.1 million for the three months ended June 30, 2020 from $24.8 million for the three months ended June 30, 2019. The increase was primarily due to an increase of $10.8 million in salary and benefit costs due to higher headcount primarily in the commercial function, an increase of $6.9 million in stock-based compensation expense as a result of our hiring additional personnel, stock price appreciation and issuance of market-condition restricted stock units, or RSUs, an increase of $4.5 million in professional and consulting services due to the growth of our operations and the commercialization of Oxbryta, and an increase of $2.1 million in other general and administrative expenses due to the growth of our operations, such as higher rent expenses resulting from our recent move into the new facility. SG&A related stock-based compensation expense was $13.1 million for the three months ended June 30, 2020 and $6.2 million for the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,		$ Change	% Change
	2020	2019
	(in thousands, except percentages)
Product sales, net	$45,619	$—	$45,619	*
Costs and operating expenses:
Cost of sales	512	—	512	*
Research and development	73,858	70,476	3,382	5%
Selling, general and administrative	96,736	42,849	53,887	126%

Total costs and operating expenses	171,106	113,325	57,781	51%

Loss from operations	(125,487)	(113,325)	(12,162)	11%
Interest income	4,370	7,537	(3,167)	(42)%
Interest expenses	(4,596)	(341)	(4,255)	*
Other expenses, net	(153)	(115)	(38)	33%

Net loss	$(125,866)	$(106,244)	$(19,622)	18%

*	Change is not meaningful
Product sales, net
Product sales consist of sales of Oxbryta, which was approved by the FDA in late November 2019. We commenced shipments of Oxbryta and fully launched with a deployed sales force in December 2019.
The following table summarizes activity with respect to our sales allowances and accruals for the six months ended June 30, 2020 (in thousands):

	Rebates, co-payment assistance, Medicare Part D coverage gap, product returns and distributor fees	Prompt payment discounts and chargebacks	Total
Balances at December 31, 2019	$529	$113	$642
Provision related to current period sales	5,408	1,263	6,671
Credit or payments made during the period	(635)	(1,092)	(1,727)

Balance at June 30, 2020	$5,302	$284	$5,586

Cost of sales
Cost of sales of $0.5 million for the six months ended June 30, 2020 consists of manufacturing costs incurred after FDA approval for the cost of Oxbryta sold. Prior to receiving FDA approval for Oxbryta in November 2019, we recorded all costs incurred in the manufacture of Oxbryta as research and development expense. We expect to sell inventory previously expensed to research and development over approximately the current year, and accordingly we expect our costs of product sales of Oxbryta to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.

Research and development
The following table summarizes our research and development expenses incurred during the respective periods:

	Six Months Ended June 30,		$ Change	% Change
	2020	2019
Costs incurred by development program:
Oxbryta for the treatment of SCD	$41,082	$57,214	$(16,132)	(28)%
Other preclinical programs	13,156	10,527	2,629	25%
Inclacumab for the treatment of SCD	19,620	2,735	16,885	617%

Total research and development expenses	$73,858	$70,476	$3,382	5%

Research and development, or R&D, expenses increased by $3.4 million or 5%, to $73.9 million for the six months ended June 30, 2020 from $70.5 million for the six months ended June 30, 2019. The increase was primarily due to an increase of $16.9 million in external costs related to our inclacumab program driven by manufacturing scale-up
activities. In addition, there was an increase of $2.6 million in internal and external costs associated with our preclinical programs, including increased pre-clinical
research activities related to the Syros Agreement. The increase is partially offset by a $16.1 million decrease in external costs for Oxbryta primarily due to the manufacturing costs that were previously expensed to R&D. Following the approval of Oxbryta in November 2019, we capitalize manufacturing costs to inventory. R&D related stock-based compensation expense was $8.8 million for the six months ended June 30, 2020 and $8.7 million for the six months ended June 30, 2019.
Selling, general and administrative expenses
SG&A expenses increased by $53.9 million or 126%, to $96.7 million for the six months ended June 30, 2020 from $42.8 million for the six months ended June 30, 2019. The increase was primarily due to an increase of $23.7 million in salary and benefit costs due to higher headcount primarily in the commercial function, an increase of $12.5 million in stock-based compensation expense as a result of our hiring additional personnel and stock price appreciation, an increase of $13.7 million in professional and consulting services due to the growth of our operations and the commercialization of Oxbryta, and an increase of $4.0 million in other general and administrative expenses due to the growth of our operations, such as higher rent expenses resulting from our recent move into the new facility. SG&A related stock-based compensation expense was $24.2 million for the six months ended June 30, 2020 and $11.7 million for the six months ended June 30, 2019.
Liquidity, Capital Resources and Plan of Operations
We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sale of equity securities. As of June 30, 2020, we had $384.7 million in cash and cash equivalents and $189.5 million in marketable securities. On December 17, 2019, we entered into the Loan Agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, Biopharma Credit Investments V (Master) LP, as a lender, and BPCR Limited Partnership, as a lender, and collectively, the Lenders, for a senior secured credit facility consisting of an initial tranche of $75.0 million and the option to draw an additional $75.0 million until December 31, 2020. The first tranche, in the amount of $75.0 million, was funded in connection with the closing date of the Term Loan in December 2019. In June 2020, in accordance with the terms of the Loan Agreement, we provided notification to Lenders of our intention to draw the second tranche of the Term Loan, in the amount of $75.0 million, prior to December 31, 2020, subject to certain closing conditions. As of June 30, 2020, the second tranche of the Term Loan has not been drawn.
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

•
the time and cost necessary to conduct and complete multiple ongoing studies (including our HOPE-KIDS 1 Study, Phase 3 HOPE-KIDS 2 Study, our EAPs in the United States and Europe, and our multi-national open label extension, or OLE, study in Phase 3 HOPE Study countries);

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(126,103)	$(78,253)
Cash provided by (used in) investing activities	199,884	(74,922)
Cash provided by financing activities	8,698	216,272

Net increase in cash, cash equivalents and restricted cash	$82,479	$63,097

Cash flows from operating activities
Cash used in operating activities for the six months ended June 30, 2020 was $126.1 million, consisting of a net loss of $125.9 million, which was partially offset by non-cash
charges of $32.9 million for stock-based compensation and $6.9 million for net depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $24.9 million in inventories as we began capitalizing manufacturing of Oxbryta as inventory upon receipt of FDA approval in November 2019, an increase in accounts receivable of $9.8 million due to timing of cash receipts associated with Oxbryta commercial sales, a decrease of $4.9 million in accounts payable due to timing of payments and receipt of invoices, and a decrease of $1.1 million in accrued compensation primarily due to the payment of annual employee bonuses.
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
Cash flows from investing activities
Cash provided by investing activities for the six months ended June 30, 2020 was $199.9 million, consisting of maturities of marketable securities of $261.7 million, which are partially offset by purchases of marketable securities of $57.9 million and purchases of property and equipment of $3.9 million.
Cash used in investing activities for the six months ended June 30, 2019 was $74.9 million, primarily consisting of purchases of marketable securities of $195.3 million, which are partially offset by maturities of marketable securities of $120.9 million.
Cash flows from financing activities
Cash provided by financing activities for the six months ended June 30, 2020 was $8.7 million, primarily from proceeds of $11.0 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options, which are partially offset by $2.2 million tax paid related to net share settlement of equity awards.
Cash provided by financing activities for the six months ended June 30, 2019 was $216.3 million, primarily from net proceeds of $214.0 million from the issuance of common stock in connection with the follow-on
offering completed in June 2019 and overallotment option exercised by our underwriters in January 2019 in connection with our December 2018 follow-on
offering, and to a lesser extent, proceeds of $4.3 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options, which are partially offset by $2.0 million tax paid related to net share settlement of equity awards.
Off-Balance
Sheet Arrangements
As of June 30, 2020, we had no
off-balance
sheet arrangements as defined in Item 303(a)(4) of Regulation
S-K
as promulgated by the SEC.

Contractual Obligations and Other Commitments
As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business during the six months ended June 30, 2020, as compared to those disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2019.
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
We adopted ASU
No. 2018-13
in the first quarter of 2020 and applied the guidance retrospectively. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
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
Available-for-sale
debt securities are scoped out of this guidance. Our investment portfolio primarily consists of available-for-sale
debt securities carried at fair value. Our accounts receivable do not have long terms and we do not expect to write off accounts receivable. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption of the amendments in this update is permitted. We adopted ASU
No. 2016-13
in the first quarter of 2020 and applied the guidance prospectively. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our market risks as of June 30, 2020 have not changed materially from those discussed in Item 7A of our Annual Report on Form
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
and
15d-15(e)
under the Exchange Act) as of June 30, 2020. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
During the first quarter of the current fiscal year, we implemented controls related to the accounting for product sales and related reserves, accounts receivable, and inventory and their related financial statement reporting. There were no other changes in our internal controls over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are not currently a party to any material litigation or other material legal proceedings.

Item 1A.	Risk Factors.
This Quarterly Report on Form
10-Q
contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed consolidated financial statements as of June 30, 2020 and consolidated financial statements as of December 31, 2019 and the notes accompanying those consolidated financial statements.
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
COVID-19
pandemic, we have temporarily suspended our field team from most
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
If our sales and marketing capabilities for Oxbryta in the United States are not effective, or we are unable to establish or secure effective sales and marketing capabilities for any future drug approved for commercial sale in the United States or another geographic market, we may be unsuccessful in our commercial efforts.
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
In light of the
COVID-19
pandemic, we have temporarily suspended our field team from most in-person
interactions, including visits to physician offices, clinics and hospitals as well as in-person
meetings with payors. While we are continuing to engage with healthcare professionals and payors through digital and internet-based education and outreach, the impact of temporarily suspending our field force from in-person
interactions is unknown. We have seen a significant decrease in weekly new patient prescriptions for Oxbryta from a peak in early March, and we expect the rate of new patient prescriptions to remain lower, possibly through the third quarter, and potentially longer depending on the course of the pandemic.
Another potential challenge for our commercial efforts is frequency of doctor visits by SCD patients. We believe that nearly half of Medicaid and Medicare patients living with SCD do not see a hematologist at least once per year. This infrequency of doctor visits may impede prescriptions for Oxbryta.
With respect to certain geographical markets, we may seek to enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize Oxbryta or future drugs, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may also be competing with companies that currently have extensive and well-funded marketing and sales operations. For example, in November 2019, the FDA approved Novartis’ biologic, crizanlizumab for the treatment of patients with SCD, and, in July 2020, the European Committee for Medicinal Products for Human Use, or CHMP, recommended granting marketing authorization for crizanlizumab for the treatment of patients with SCD, which means that crizanlizumab may be approved by the European Medicines Agency, or EMA, by as early as the third quarter of 2020. Without an effective internal team or the support of a third party to perform marketing and sales functions, we would be unable to compete successfully against more established companies, and our commercial efforts and ability to generate revenues would be impaired.
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

With the FDA approval of Oxbryta, and with respect to any other product candidate that receives regulatory approval in any jurisdiction, we will be subject to ongoing regulatory obligations and scrutiny, which may include significant restrictions relating to product labeling, distribution or other post-marketing requirements.
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
Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these requirements, these risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable federal, state and foreign privacy, security, and fraud requirements is costly. Any action against us for violation of these requirements, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from our business and operations, and could negatively impact the price of our common stock.
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
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies and development candidates that are or may compete with Oxbryta and inclacumab for the potential treatment of SCD. For example, the FDA approved Novartis’ crizanlizumab in November 2019. Both crizanlizumab and inclacumab are human monoclonal antibodies against
p-selectin
for the treatment of vaso-occlusive crises, or VOC, in patients with SCD. The FDA’s approval of crizanlizumab resulted in another new and innovative SCD product entering the United States SCD market approximately one week earlier than Oxbryta, and substantially earlier than any potential approval of our inclacumab product candidate (which could be a direct competitor to crizanlizumab). As a result, the commercialization of crizanlizumab may also impact our commercialization of Oxbryta in the United States, as well as inclacumab if we are successful in developing and obtaining approval for it for SCD patients. In addition, the CHMP recommended in July 2020 the granting of marketing authorization for crizanlizumab for the treatment of patients with SCD, which means that crizanlizumab may be approved by the EMA by as early as the third quarter of 2020.
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
We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the six months ended June 30, 2020 and 2019 were $125.9 million and $106.2 million, respectively. As of June 30, 2020, we had an accumulated deficit of $864.8 million. We have only recently begun to generate revenues with the December 2019 commercial launch of Oxbryta, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

•
commercialize Oxbryta and continue related clinical development, including conducting (i) our Phase 2a HOPE-KIDS 1 Study of Oxbryta, (ii) our Phase 3 HOPE-KIDS 2 Study, which we intend to serve as our post-confirmatory study of Oxbryta in SCD (and any other post-marketing studies that may be required by regulatory authorities, if any), and (iii) any additional clinical trials of Oxbryta we may conduct now or in the future in SCD patients or for any other indications for Oxbryta, inclacumab or any other product candidates, if any;

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
We are currently commercializing Oxbryta and investigating Oxbryta in clinical development to support its potential full approval by the FDA and opportunities for potential label expansion. Among other activities, we are evaluating the safety and pharmacokinetics of single and multiple doses of Oxbryta in our HOPE-KIDS 1 Study, a Phase 2a clinical trial in adolescent and pediatric patients with SCD, which we expanded to include a new single-dose cohort in children aged
6-11.
Our clinical program for Oxbryta also includes multi-national open label extension, or OLE, clinical studies for adult and pediatric patients in HOPE Study countries who have completed participation in the ongoing Phase 3 HOPE Study and elect to continue to receive Oxbryta. We are also conducting our HOPE-KIDS 2 Study, which is our TCD post-confirmatory study of Oxbryta in SCD (to potentially satisfy the FDA’s requirement for a post-confirmatory study under Subpart H). In light of the
COVID-19
pandemic, we have temporarily delayed or paused certain of our research and development activities, including temporarily pausing screening and enrollment in all
GBT-sponsored
clinical studies (including our HOPE-KIDS 2 Study), and we do not know the extent or duration of these and other disruptions or the long-term impact on our business. Oxbryta is currently our only compound in clinical development, although we are conducting nonclinical research activities in other programs.
Discovering, developing and commercializing biopharmaceutical products is expensive and time-consuming, and we expect our selling, general and administrative and research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue to commercialize Oxbryta and engage in research and development efforts for Oxbryta, inclacumab and other product candidates that we may identify and pursue in clinical trials. As of June 30, 2020 and December 31, 2019, we had working capital of $524.6 million and $556.5 million, respectively, and capital resources consisting of cash and cash equivalents and short and long-term marketable securities totaling $574.2 million and $695.0 million, respectively. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. Because the outcome of commercialization, reimbursement and any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully commercialize Oxbryta and complete our ongoing and planned additional development of activities for Oxbryta or any other future product candidates.
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

•	the time and cost necessary to conduct and complete multiple ongoing studies (including our HOPE-KIDS 1 Study, Phase 3 HOPE-KIDS 2 Study and our OLE study in Phase 3 HOPE Study countries);

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
In December 2019, we entered into a loan agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, Biopharma Credit Investments V (Master) LP, as a lender, and BPCR Limited Partnership, as a lender, for a senior secured credit facility consisting of an initial term loan of $75.0 million, with an option to draw an additional $75.0 million until December 31, 2020. Borrowings under the Term Loan are secured by a first priority security interest in and a lien on substantially all of our assets, subject to certain exceptions.
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
We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities such as the EMA is lengthy and unpredictable and depends upon numerous factors. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have only obtained regulatory approval for Oxbryta in the United States. In June 2020, we announced plans to submit by mid-2021
a New Drug Application, or NDA, for Oxbryta which will include a new age-appropriate
formulation for the treatment of SCD in children ages 4 to 11 years old for potential approval under the FDA’s accelerated approval pathway. We also announced plans to submit by mid-2021
a Marketing Authorization Application, or MAA, to the EMA for potential full marketing authorization of Oxbryta to treat hemolytic anemia (which is low hemoglobin due to red blood cell destruction) in SCD patients ages 12 years and older. It is possible that we will never obtain these or any other regulatory approvals for Oxbryta, for inclacumab or any other product candidates we may seek to develop in the future.

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
The FDA approved Oxbryta through the accelerated approval process under Subpart H, and we plan to seek approval under the accelerated approval process under Subpart H for an NDA for Oxbryta with a new age-appropriate
formulation for the treatment of SCD in children ages 4 to 11 years.. While the FDA approved Oxbryta under Subpart H, we cannot be assured that our planned pediatric NDA will benefit from or receive accelerated approval under Subpart H, or that any other product candidates that we may develop will qualify for or benefit from any such expedited programs in the United States, including under Subpart H, or in any foreign regulatory jurisdictions.
In June 2017, the EMA granted PRIME designation for Oxbryta for the treatment of SCD. The PRIME program is a regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need. We cannot be assured that Oxbryta or any other product candidates that we may develop will benefit from a PRIME program designation.
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
We have temporarily paused screening and enrollment in our HOPE-KIDS 2 Study due to the impact of the
COVID-19
pandemic, and we may not be able to complete this study or any other successful post-marketing confirmatory study as required to maintain approval and achieve full approval, or data and results from our required post-marketing confirmatory program may not verify Oxbryta’s clinical benefit to maintain approval and achieve full approval, in which case the product may be required to be withdrawn from market approval.
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
We are evaluating Oxbryta in SCD patients in our ongoing HOPE-KIDS 1 Study, our HOPE-KIDS 2 Study (which is our post-approval confirmatory study), and other ongoing and planned clinical trials. We are also generating additional clinical data regarding Oxbryta in SCD patients in our OLE studies for HOPE Study sites in multiple countries. In light of the
COVID-19
pandemic, we have temporarily delayed or paused certain of our research and development activities, including temporarily pausing screening and enrollment in all
GBT-sponsored
clinical studies, and we do not know the extent or duration of these and other disruptions or the long-term impact on our business.
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
As we continue our clinical development of Oxbryta, the additional data we generate could be different from, including less favorable in terms of efficacy and/or safety, than the data generated and discussed with the FDA to date. If this were to occur, it could significantly impact our continued development and commercialization of Oxbryta. In addition, depending on the results we obtain from our HOPE-KIDS 2 Study, which we intend to satisfy our post-approval confirmatory requirement under Subpart H, accelerated approval of Oxbryta under Subpart H may be withdrawn (which would also mean full approval would not be achieved, and could also mean that Oxbryta could be required to be removed from the market) if the required post-marketing confirmatory program is not completed or if the FDA determines the results do not verify clinical risk/benefit. If our planned pediatric NDA for Oxbryta with a new age-appropriate
formulation for the treatment of SCD in children ages 4 to 11 years is approved and our HOPE-KIDS 2 Study also serves as the post-approval confirmatory study under Subpart H for any such pediatric approval, any accelerated approval of Oxbryta in this pediatric population, if any, may be withdrawn as well depending on the results we obtain from the HOPE-KIDS 2 Study. We do not have a special protocol assessment agreement in place with the FDA for our HOPE-KIDS 2 Study.

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
The FDA approved Oxbryta for the treatment of SCD under the accelerated approval pathway under Subpart H, and approval under this accelerated pathway means that we are required to conduct at least one post-marketing confirmatory study sufficient to verify Oxbryta’s clinical benefit, which we intend to satisfy through our HOPE-KIDS 2 Study. With respect to Europe, we announced plans to submit a MAA to the EMA for potential full marketing authorization of Oxbryta to treat hemolytic anemia in SCD patients ages 12 years and older, with such MAA expected to include data from our Phase 3 HOPE Study and our Phase 2 HOPE-KIDS 1 Study, both of which enrolled patients at clinical sites in Europe.
Foreign authorities may not consider the results of our ongoing, planned or potential future clinical trials of Oxbryta to be sufficient to maintain any approval outside of the United States. Any post-marketing confirmatory studies, if required, would result in increased costs and potential delays in the clinical development and marketing approval process outside the United States, which may require us to expend more resources than are available to us. In addition, it is possible that the FDA and the comparable foreign authorities may have divergent opinions on the elements necessary for a successful NDA or other application for marketing authorization, as applicable, which may cause us to alter our development, regulatory and/or commercialization strategies.
We may encounter substantial delays in conducting or completing our clinical trials, which in turn will result in additional costs and may ultimately prevent successful or timely completion of the clinical development and commercialization of Oxbryta, inclacumab or any other product candidates we may identify and pursue.
Before obtaining marketing approval from regulatory authorities for the sale of any our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. In addition, because the FDA approved Oxbryta under the accelerated approval pathway under Subpart H, we must conduct at least one post-marketing confirmatory study to verify clinical risk/benefit, which we intend to satisfy through our HOPE-KIDS 2 Study. Clinical testing is expensive, time-consuming and uncertain as to outcome, and we cannot guarantee that any of our current or future clinical trials for Oxbryta or any other product candidates we may pursue will be conducted as planned or completed on schedule, if at all. For example, in light of the
COVID-19
pandemic, we have temporarily paused all site activation, screening and enrollment activities for our HOPE-KIDS 2 Study (other than, where feasible, contracting and other administrative study start-up
activities), and it is unknown when we will resume such activities. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

Further, if subjects in our clinical trials fail to comply with our dosing regimens or other requirements in our clinical trials, we may not be able to generate clinical data acceptable to the FDA or comparable regulatory authorities in our trials. For example, successful conduct of our HOPE-KIDS 2 Study (our post-approval confirmatory study) will require consistency in TCD measurements, which is why we are providing specific training and equipment to participating clinical trial sites in such clinical trial. Failure to achieve consistent high-quality readings could result in data that are difficult to interpret or that delay or confound the results. If clinical sites or patients are unwilling or unable to participate in, complete or comply with the protocols for our studies for any reason, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of potential products may be delayed.
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
Clinical trials by their nature utilize only a small sample of the potential patient population. For example, our Phase 3 HOPE Study in SCD patients represents only a very small fraction of all patients with SCD. Side effects of Oxbryta, inclacumab or any other product candidates that we may develop may be uncovered only in later stages of clinical trials, or only in trials involving different patient populations (such as pediatric patients), or only during post-approval studies, such as our HOPE-KIDS 2 Study (our TCD confirmatory study), or the safety reporting required for approved products. Many approved drugs and product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Moreover, a nonclinical toxicology study with Oxbryta in non-humans
and clinical trials involving other hemoglobin modifiers (other than Oxbryta) have shown a decrease in oxygen delivery to tissue when a significant percentage of hemoglobin is modified. Hemoglobin modifiers, by increasing HbS’s affinity for oxygen, can cause a shift in oxygen levels, potentially resulting in tissue hypoxia. To date, clinical studies of Oxbryta have not shown evidence of tissue hypoxia. However, if Oxbryta or any other product candidates that we may develop are associated with tissue hypoxia or any other undesirable side effects or unexpected undesirable characteristics in clinical trials or nonclinical studies, we may need to abandon their development or limit their development to more narrow uses or subpopulations, which could adversely affect our business, prospects, financial condition and results of operations. In addition, with respect to Oxbryta, such a result may also significantly impact or require us to terminate our commercialization of Oxbryta.
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
COVID-19
pandemic;

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
COVID-19
pandemic, we have temporarily suspended our field team from most in-person
interactions, including visits to physician offices, clinics and hospitals as well as in-person
meetings with payors. These and other measures may significantly impact our ability to commercialize Oxbryta, such as by impacting new patient enrollments.
In addition, our ongoing and planned clinical trials have been and will likely continue to be affected by the
COVID-19
pandemic. For example, we have temporarily paused screening and enrollment in all
GBT-sponsored
clinical studies (other than, where feasible, certain contracting and other administrative study start-up
activities), and it is unknown when we will resume such activities. Any prolongation or de-prioritization
of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of Oxbryta or our product candidates. Study procedures (particularly any procedures that may be deemed non-essential),
site initiation, participant recruitment and enrollment, participant dosing, shipment of our study compound, distribution of clinical trial materials, study monitoring, site inspections and data analysis may be delayed or paused due to changes in hospital or research institution policies, federal, state or local regulations, prioritization of hospital and other medical resources toward pandemic efforts, or other reasons related to the pandemic. If
COVID-19
continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols and we may experience increased patient study withdrawals or protocol deviations. For example, this may occur if quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect access to study sites, or interrupt healthcare services for a prolonged period of time. As a result, we may be unable to conduct our clinical trials. Furthermore, the
COVID-19
pandemic could result in interruption or delays in the operations of the FDA and other domestic or foreign regulatory agencies, which could impact the conduct of our clinical trials, the ability to seek agency input on our regulatory strategies and potential filings or interactions with regulatory agencies that oversee our research, development and promotional activities. The extent and impact of such disruptions are currently unpredictable.
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
Among other matters, these Trade Laws prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our activities outside the United States to increase over time. We engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals, and expect to contract with third parties with respect to the commercialization of Oxbryta and our other product candidates in territories outside the United States, if approved for marketing in any such territories. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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
In addition, certain events have caused, and may cause or contribute to global financial crises, which have triggered and may in the future lead to extreme volatility and disruptions in the capital and credit markets. For example, in June 2016, the United Kingdom, or U.K., held a referendum in which voters supported the exit of the U.K. from the EU (known as “Brexit”), which could cause disruptions to and create uncertainty surrounding our business, including affecting our existing relationships with third parties that conduct some of our nonclinical studies and clinical trials and our ability to enter into new relationships with vendors and other third-party contractors, which could have an adverse effect on our business, financial results and operations. On January 31, 2020, the U.K. officially left the EU. Brexit has already and could continue to adversely affect European and/or worldwide economic and market conditions and could continue to contribute to instability in the global financial markets. The measures could also adversely affect our ability to raise additional capital, potentially disrupt the markets in which we currently conduct and plan to conduct operations and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, changes in, and legal uncertainty with regard to, national and international laws and regulations may present difficulties for our clinical and regulatory strategy.
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
Earthquakes, outbreaks of disease (such as the
COVID-19
pandemic) or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. As a result of the
COVID-19
pandemic, we have been prevented from using all or a significant portion of our headquarters, and future events (including pandemics, earthquakes, power outages or natural disasters) may prevent us in the future from using all or a significant portion of our facilities. In addition, damage to or restrictions on the use of critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers or other facilities critical to our research and development activities, may render it difficult or, in certain cases, impossible for us to continue certain aspects of our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.
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

•
any delay in the review of, or potential action with respect to, our planned filing of any IND, NDA or MAA for Oxbryta, inclacumab or for any other product candidates that we may develop and any adverse development or perceived adverse development with respect to the FDA’s or any other regulatory agency’s review of such filing;

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

•
our ability to obtain and maintain full regulatory approval for Oxbryta in the United States (including potential pediatric approval) and to obtain regulatory approval of Oxbryta outside of the United States (including potential European approval) as well as regulatory approval for our product candidates, and the timing and scope of any such approvals we may receive;

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
We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our Amended and Restated 2015 Stock Option and Incentive Plan, or 2015 Plan. The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, in January 2017 our board of directors approved our 2017 Inducement Equity Plan, and thereafter amended and restated the plan as the Amended and Restated 2017 Inducement Plan, or the 2017 Inducement Plan. The 2017 Inducement Plan enables us and our subsidiaries to grant non-qualified
stock options and other equity-based awards to induce employees who are not currently employed by us or our subsidiaries to accept employment with us or our subsidiaries. As of June 30, 2020, there were 1,628,836 shares reserved under the 2017 Inducement Plan (subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock) for issuance to new employees entering into employment with us. In addition, we have reserved shares of common stock for issuance pursuant to our Amended and Restated 2015 Employee Stock Purchase Plan, or 2015 ESPP, which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of (i) 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2015 Plan, the 2017 Inducement Plan or the 2015 ESPP, our stockholders may experience additional dilution, and our stock price may fall.

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
We have also registered or intend to register all shares of our common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. As a result, these shares will be available for sale in the public market subject to vesting arrangements and exercise of options, and restrictions under applicable securities laws. In addition, our directors, executive officers and certain affiliates have established or may in the future establish programmed selling plans under Rule
10b5-1
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
Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 57.3% of our outstanding common stock as of June 30, 2020, based on the latest publicly available information.
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
pre-change
NOL carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. On June 29, 2020, California enacted legislation AB 85 limiting our ability to use our state NOLs and imposing a cap on the amount of business incentives tax credits (R&D credit) for taxable years 2020, 2021, and 2022. In addition, pursuant to the Tax Cuts and Jobs Act of 2017 (as modified by the Coronavirus Aid, Relief, and Economic Security Act of 2020), we may not use net operating loss carry-forwards arising in taxable years beginning after December 31, 2017 to reduce our taxable income in any year beginning after December 21, 2020 by more than 80% and we may not carry back any net operating losses arising in taxable years ending after December 31, 2020 to prior years. These new rules apply regardless of the occurrence of an “ownership change.”
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
See the Exhibit Index on the page prior to the signature page to this Quarterly Report on Form
10-Q
for a list of the exhibits filed as part of this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

3.1	Restated Certificate of Incorporation	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

10.1#	Amended and Restated 2017 Inducement Equity Plan and forms of award agreements thereunder	—	—	—	X

10.2#	Amended and Restated Severance and Change in Control Policy (amended and restated through May 26, 2020)	—	—	—	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	X

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

Global Blood Therapeutics, Inc.

Date: August 5, 2020	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Jeffrey Farrow
Jeffrey Farrow Chief Financial Officer (Principal Financial Officer)