Form 10-Q
period 2020-09-30
Global Blood Therapeutics, Inc.
filed 2020-11-05
CIK 1629137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2020, there were 61,796,443 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements
GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$418,402	$302,237
Short-term marketable securities	113,523	307,732
Accounts receivable, net	14,130	2,637
Inventories	33,808	1,277
Prepaid expenses and other current assets	14,801	14,114

Total current assets	594,664	627,997
Property and equipment, net	38,697	27,113
Long-term marketable securities	3,275	85,030
Operating lease right-of-use assets	51,337	52,775
Restricted cash	2,417	2,395
Other assets, noncurrent	874	789

Total assets	$691,264	$796,099

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,882	$10,621
Accrued liabilities	47,466	41,358
Accrued compensation	17,953	17,578
Other liabilities, current	4,645	1,896

Total current liabilities	77,946	71,453
Long-term debt	73,880	73,559
Operating lease liabilities, noncurrent	80,439	72,359
Other liabilities, noncurrent	1,344	34

Total liabilities	233,609	217,405

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of September 30, 2020 (unaudited) and December 31, 2019; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of September 30, 2020 (unaudited) and December 31, 2019, respectively; 61,756,658 and 60,644,380 shares issued and outstanding as of September 30, 2020 (unaudited) and December 31, 2019, respectively	61	61
Additional paid-in capital	1,381,537	1,316,795
Accumulated other comprehensive income	720	754
Accumulated deficit	(924,663)	(738,916)

Total stockholders’ equity	457,655	578,694

Total liabilities and stockholders’ equity	$691,264	$796,099

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product sales, net	$36,889	$—	$82,508	$—
Costs and operating expenses:
Cost of sales	513	—	1,025	—
Research and development	40,196	39,088	114,054	109,564
Selling, general and administrative	54,491	29,654	151,227	72,503

Total costs and operating expenses	95,200	68,742	266,306	182,067

Loss from operations	(58,311)	(68,742)	(183,798)	(182,067)
Other income (expense):
Interest income	881	4,372	5,251	11,909
Interest expense	(2,291)	(146)	(6,887)	(487)
Other expenses, net	(160)	(31)	(313)	(146)

Total other income (expense), net	(1,570)	4,195	(1,949)	11,276

Net loss	(59,881)	(64,547)	(185,747)	(170,791)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities, net of tax	(507)	(213)	(35)	1,026

Comprehensive loss	$(60,388)	$(64,760)	$(185,782)	$(169,765)

Basic and diluted net loss per common share	$(0.97)	$(1.07)	$(3.04)	$(2.96)

Weighted-average number of shares used in computing basic and diluted net loss per common share	61,573,877	60,098,093	61,160,984	57,637,318

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock			Accumulated
	Shares	Amount	Additional Paid- In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	60,644,380	$61	$1,316,795	$754	$(738,916)	$578,694
Issuance of common stock upon exercise of stock options	33,937	—	967	—	—	967
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	160,594	—	(2,099)	—	—	(2,099)
Issuance of common stock pursuant to ESPP purchases	47,460	—	1,870	—	—	1,870
Stock-based compensation expense	—	—	16,705	—	—	16,705
Net unrealized gain on marketable securities	—	—	—	461	—	461
Net loss	—	—	—	—	(73,026)	(73,026)

Balance at March 31, 2020	60,886,371	$61	$1,334,238	$1,215	$(811,942)	$523,572
Issuance of common stock upon exercise of stock options	334,454	—	8,018	—	—	8,018
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	110,162	—	(74)	—	—	(74)
Stock-based compensation expense	—	—	17,128	—	—	17,128
Net unrealized gain on marketable securities	—	—	—	12	—	12
Net loss	—	—	—	—	(52,840)	(52,840)

Balance at June 30, 2020	61,330,987	$61	$1,359,310	$1,227	$(864,782)	$495,816
Issuance of common stock upon exercise of stock options	121,619	—	3,312	—	—	3,312
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	253,447	—	(2,990)	—	—	(2,990)
Issuance of common stock pursuant to ESPP purchases	50,605	—	2,266	—	—	2,266
Stock-based compensation expense	—	—	19,639	—	—	19,639
Net unrealized loss on marketable securities	—	—	—	(507)	—	(507)
Net loss	—	—	—	—	(59,881)	(59,881)

Balance at September 30, 2020	61,756,658	$61	$1,381,537	$720	$(924,663)	$457,655

	Common Stock			Accumulated
	Shares	Amount	Additional Paid- In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	55,640,299	$56	$1,044,941	$(48)	$(472,150)	$572,799
Issuance of common stock upon equity offerings, net of issuance costs	511,363	—	21,246	—	—	21,246
Issuance of common stock upon exercise of stock options	52,288	—	817	—	—	817
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	78,155	—	(686)	—	—	(686)
Issuance of common stock pursuant to ESPP purchases	30,745	—	1,128	—	—	1,128
Vesting of restricted stock purchases	24,195	—	80	—	—	80
Stock-based compensation expense	—	—	9,453	—	—	9,453
Net unrealized gain on marketable securities	—	—	—	624	—	624
Net loss	—	—	—	—	(48,923)	(48,923)

Balance at March 31, 2019	56,337,045	$56	$1,076,979	$576	$(521,073)	$556,538
Issuance of common stock upon equity offerings, net of issuance costs	3,375,527	3	192,294	—	—	192,297
Issuance of common stock upon exercise of stock options	123,513	1	2,331	—	—	2,332
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	47,258	—	(1,297)	—	—	(1,297)
Vesting of restricted stock purchases	22,856	—	78	—	—	78
Stock-based compensation expense	—	—	10,948	—	—	10,948
Net unrealized gain on marketable securities	—	—	—	615	—	615
Net loss	—	—	—	—	(57,321)	(57,321)

Balance at June 30, 2019	59,906,199	$60	$1,281,333	$1,191	$(578,394)	$704,190
Issuance of common stock upon equity offerings, net of issuance costs	100,000	—	6,126	—	—	6,126
Issuance of common stock upon exercise of stock options	18,439	—	386	—	—	386
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	151,120	—	(1,532)	—	—	(1,532)
Issuance of common stock pursuant to ESPP purchases	32,535	—	1,234	—	—	1,234
Stock-based compensation expense	—	—	12,453	—	—	12,453
Net unrealized loss on marketable securities	—	—	—	(213)	—	(213)
Net loss	—	—	—	—	(64,547)	(64,547)

Balance at September 30, 2019	60,208,293	$60	$1,300,000	$978	$(642,941)	$658,097

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(185,747)	$(170,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,925	6,294
Amortization (accretion) of premium (discount) on marketable securities	37	(1,724)
Non-cash interest expense	1,243	—
Amortization of operating lease right-of-use assets	901	332
Stock-based compensation	52,100	32,854
Changes in operating assets and liabilities:
Accounts receivables	(11,493)	—
Inventories	(30,853)	—
Prepaid expenses and other assets	(1,764)	(5,217)
Accounts payable	(2,821)	1,088
Accrued liabilities	2,299	5,557
Accrued compensation	375	415
Other liabilities, current	(651)	(30)
Operating lease liabilities	1,309	(858)

Other liabilities, noncurrent	1,344	—
Net cash used in operating activities	(166,796)	(132,080)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,190)	(1,198)
Purchase of marketable securities	(57,936)	(330,130)
Maturities of marketable securities	333,828	233,837

Net cash provided by (used in) investing activities	271,702	(97,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in public offering, net of issuance costs	—	219,443
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	16,574	5,890
Payments of debt issuance costs	(130)	—
Tax paid related to net share settlement of equity awards	(5,163)	(3,515)

Net cash provided by financing activities	11,281	221,818

Net increase (decrease) in cash, cash equivalents and restricted cash	116,187	(7,753)
Cash, cash equivalents and restricted cash at beginning of period	304,632	277,752

Cash, cash equivalents and restricted cash at end of period	$420,819	$269,999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$5,144	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Leasehold improvements paid for by landlord	$10,709	$4,367

Accrued purchase of property and equipment	$3,943	$76

Accrued issuance costs	$(52)	$—

Operating lease liabilities arising from obtaining right-of-use assets	$205	$25,930

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$418,402	$267,604
Restricted cash	2,417	2,395

Total cash and cash equivalents and restricted cash	$420,819	$269,999

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
Need for Additional Capital
In the course of our development activities, we have sustained operating losses, and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our commercial launch of Oxbryta, research and development and business development activities. Since inception through September 30, 2020, we have incurred cumulative net losses of $924.7 million. We expect to incur additional losses for the foreseeable future to commercialize Oxbryta and conduct product research and development, and expect to potentially raise additional capital to fully implement our business plan. If needed, we intend to raise such capital through borrowings, the issuance of additional equity, and potentially through strategic alliances with partner companies or other transactions. However, if such financing is not available at adequate levels, we will need to re-evaluate
our operating plans. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our cash requirements for at least twelve months subsequent to the issuance of these financial statements.
2. Summary of Significant Accounting Policies
Basis of Preparation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.
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

Major Customers
We have entered into distribution agreements with certain limited specialty pharmacies and specialty distributors. For the nine months ended September 30, 2020, our two largest customers represented approximately 94% of our product revenue and approximately 86% of our accounts receivable balance at September 30, 2020.
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
Available-for-sale
debt securities are scoped out of this guidance. Our investment portfolio primarily consists of available-for-sale
debt securities carried at fair value. Our accounts
receivable are not long
term
in nature
and we do not expect to write off accounts receivable. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We adopted ASU
No. 2016-13
in the first quarter of 2020 and applied the guidance prospectively. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

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
The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$417,136	$417,136	$—	$—
Corporate debt securities	56,315	—	56,315	—
U.S. government agency securities	20,988	—	20,988	—
Certificates of deposits	1,706	—	1,706	—
U.S. government securities	37,789	—	37,789	—

Total financial assets	$533,934	$417,136	$116,798	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$250,535	$250,535	$—	$—
Corporate debt securities	152,149	—	152,149	—
U.S. government agency securities	95,032	—	95,032	—
Certificates of deposits	6,282	—	6,282	—
U.S. government securities	140,244	—	140,244	—

Total financial assets	$644,242	$250,535	$393,707	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bids, offers and reference data including market research publications. At September 30, 2020 and December 31, 2019, the weighted average remaining contractual maturities of our Level 2 investments was less than one year and all of these investments are rated
A-1/P-1
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

	September 30, 2020				December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Financial Assets:
Money market funds	$417,136	$—	$—	$417,136	$250,535	$—	$—	$250,535
Corporate debt securities	55,905	410	—	56,315	151,773	384	(8)	152,149
U.S. government agency securities	20,912	76	—	20,988	94,963	73	(4)	95,032
Certificates of deposits	1,696	10	—	1,706	6,239	43	—	6,282
U.S. government securities	37,565	224	—	37,789	139,978	266	—	140,244

Total	$533,214	$720	$—	$533,934	$643,488	$766	$(12)	$644,242

The following table summarizes the classification of the
available-for-sale
securities on our condensed consolidated balance sheets (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$417,136	$251,480
Short-term marketable securities	113,523	307,732
Long-term marketable securities	3,275	85,030

Total	$533,934	$644,242

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities were temporary in nature during the periods presented.
5. Balance Sheet Components
Inventories
We began capitalizing inventories in November 2019 once the FDA approved Oxbryta. Inventories consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$9,043	$700
Work-in-process	23,355	525
Finished goods	1,410	52

Total inventories	$33,808	$1,277

Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Laboratory equipment	$11,559	$8,314
Computer equipment	2,590	2,224
Leasehold improvements	32,281	13,785
Construction-in-progress	761	19,289

Total property and equipment	47,191	43,612
Less: accumulated depreciation and amortization	(8,494)	(16,499)

Property and equipment, net	$38,697	$27,113

Accrued liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued research and development costs	$9,694	$26,480
Accrued manufacturing costs	23,779	9,466
Accrued professional and consulting services	3,411	4,564
Accrued sales deductions	6,116	529
Other	4,466	319

Total accrued liabilities	$47,466	$41,358

Other liabilities, current
Other liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Operating lease liabilities, current	$4,645	$1,866
Other payable	—	30

Total other liabilities, current	$4,645	$1,896

6. Long-term Debt
Term Loan
On December 17, 2019, we entered into the Loan Agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, Biopharma Credit Investments V (Master) LP, as a lender, and BPCR Limited Partnership, as a lender, and collectively, the Lenders, for a senior secured credit facility consisting of an initial tranche of $75.0 million and the option to draw an additional $75.0 million until December 31, 2020. The first tranche, in the amount of $75.0 million, was funded in connection with the closing date of the Term Loan in December 2019. In June 2020, in accordance with the terms of the Loan Agreement, we provided notification to Lenders of our intention to draw the second tranche of the Term Loan, in the amount of $75.0 million, prior to December 31, 2020, subject to certain closing conditions. As of September 30, 2020, the second tranche of the Term Loan has not been drawn.
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
Debt issuance costs paid directly to the Lenders of $1.1 million and the other debt issuance costs of $0.4 million were accounted for as discounts on the Term Loan. These debt discounts along with the Paydown Fee are being amortized or accreted to interest expenses throughout the life of the Term Loan using the effective interest rate method. As of September 30, 2020, there were unamortized issuance costs and debt discounts of $1.4 million, which were recorded as a direct deduction from the Term Loan on the condensed consolidated balance sheet. In addition, we paid the Lenders $1.1 million for the option to draw the additional $75.0 million, which was capitalized as a deferred asset and which is included in other assets, current and amortized on a straight-line basis through December 31, 2020. As of September 30, 2020, the unamortized fee for the option to draw the additional funds was $0.3 million.
Future payments of principal and interest on the Term Loan as of September 30, 2020 were as follows (in thousands):

Year ending December 31,	Amount
2020 (three months)	$1,688
2021	6,750
2022	6,750
2023	31,406
2024	29,156
2025	26,906

Total minimum payments	102,656
Less amount representing interest	(26,156)
Less amount representing Paydown Fee	(1,500)

Long-term debt, gross	75,000
Discount on notes payable	(1,386)
Accretion of Paydown Fee	266

Long-term debt	$73,880

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
Lease costs included in operating expenses in the consolidated statement of operations in relation to these operating leases were $3.1 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively; and $9.3 million and $4.6 million for the nine months ended September 30, 2020 and 2019, respectively. Included in these lease costs were variable lease costs, which were not included within the measurement of our operating ROU assets and operating lease liabilities in the amount of $0.7 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively; and $2.0 million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively. The variable lease cost is comprised primarily of our proportionate share of operating expenses, property taxes, and insurance in relation with our facility lease. These costs are classified as operating lease expense due to our election to not separate lease and non-lease
components.

Supplemental cash flow information related to leases for the period reported is as follows (in thousands, except weighted-average remaining lease term and weighted-average discount rate):

	Nine Months Ended September 30,
	2020	2019
ROU assets obtained in exchange for new operating lease	$205	$14,177
Cash paid for amounts included in the measurement of lease liabilities	4,811	3,352
Weighted-average remaining lease term of operating leases (in years)	9.5	8.2
Weighted-average discount rate of operating leases	8.7%	13.2%
The majority of our lease costs are driven by our operating lease for our headquarters in South San Francisco, where we have office and research and development laboratory facilities.
In March 2017, we entered into a noncancelable operating lease, or Original Lease, for approximately 67,185 square feet of space in South San Francisco, California, or Prior Premises. The Original Lease term commenced in November 2017 as we gained control over physical access to the Prior Premises. We acquired $11.1 million of leasehold improvements at the Prior Premises with the tenant inducement allowance provided under the Original Lease. We are required to repay $1.7 million of the tenant inducement allowance, or Initial Allowance, to the landlord in the form of additional monthly rent with interest applied over the term of the Original Lease.
In August 2018, we entered into an amendment to the Original Lease, or Lease Amendment, to relocate the leased premises from the Prior Premises to a to-be-constructed
building consisting of approximately 164,150 rentable square feet of space, or Substitute Premises. The date on which we became responsible for paying rent under the Lease Amendment was March 13, 2020, or the Substitute Premises Payment Commencement Date. The Lease Amendment has a contractual term, or Substitute Premises Term, of 10 years from the Substitute Premises Payment Commencement Date, which was subsequently determined to be in March 2020. The Lease Amendment grants us an option to extend the Lease Amendment for an additional
10-year
period. Future minimum rental payments under the Lease Amendment during the
10-year
term are $121.5 million in the aggregate. Under the Lease Amendment, we are obligated to pay to the landlord certain costs, including taxes and operating expenses. On October 1, 2019, we determined that the Lease Amendment for the Substitute Premises had commenced as we had the right to control the Substitute Premises. The Lease Amendment also provides a tenant inducement allowance of up to $27.9 million, of which $4.1 million, if utilized, would be repaid to the landlord in the form of additional monthly rent with interest applied. As of September 30, 2020, we have capitalized $32.3 million of costs in leasehold improvements within property and equipment, net for construction of leasehold improvements at the Substitute Premises, which were mostly acquired with the tenant inducement provided under the Lease Amendment.
We vacated the Prior Premises and surrendered and delivered the Prior Premises to the landlord in May 2020, upon which time we had no further obligations with respect to the Prior Premises other than with respect to the Initial Allowance, which we will repay to the landlord in the form of additional monthly rent with interest applied over the term of the Original Lease. Upon signing of the Lease Amendment, we re-evaluated
the remaining useful life of the leasehold improvements at the Prior Premises and started to amortize the leasehold improvements over the remaining period of expected use, resulting in an acceleration of depreciation expenses for approximately $3.8 million and $5.2 million for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, the maturities of our operating lease liabilities were as follows (in thousands):

Year ending December 31,	Amount
2020 (three months)	$2,885
2021	11,841
2022	12,222
2023	12,584
2024	12,948
2025	13,368
Thereafter	60,507

Total lease payments	126,355
Less: Imputed interest	(41,271)

Present value of operating lease liabilities	$85,084

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
8. Stock-Based Compensation
We have three stock-based compensation plans – the Amended and Restated 2017 Inducement Equity Plan, or 2017 Inducement Plan, the Amended and Restated 2015 Stock Option and Incentive Plan, or 2015 Plan, and the 2012 Stock Option and Grant Plan, or 2012 Plan. As of September 30, 2020, there were 1,521,896 shares reserved under the 2017 Inducement Plan and 4,626,324 shares reserved under the 2015 Plan for the future issuance of equity awards. Upon adoption of the 2015 Plan in July 2015, no new awards or grants are permitted under the 2012 Plan. See Note 10 to the Consolidated Financial Statements included in our Annual Report on Form
10-K
for the year ended December 31, 2019 for additional information related to these stock-based compensation plans.
Stock Options
The following summarizes option activity under the 2017 Inducement Plan, 2015 Plan and 2012 Plan:

	Number of Options	Weighted- Average Exercise Price
Outstanding — December 31, 2019	3,573,860	$36.24
Options granted	688,061	65.84
Options exercised	(490,010)	25.10
Options canceled	(355,861)	52.59

Outstanding — September 30, 2020	3,416,050	$42.10

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected term (in years)	6.1	6.1	5.1-6.1	5.3-6.1
Volatility	70.7%-71.0%	70.4%-71.2%	69.6%-71.8%	70.4%-72.2%
Risk-free interest rate	0.3%-0.4%	1.4%-1.9%	0.3%-1.8%	1.4%-2.6%
Dividend yield	—	—	—	—
Restricted Stock Units
The following table summarizes activity of restricted stock units, or RSUs, granted to employees with service-based vesting under the 2017 Inducement Plan and 2015 Plan and related information:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Non-vested units — December 31, 2019	1,848,772	$49.19
RSUs granted	1,338,747	66.14
RSUs vested	(602,579)	50.90
RSUs forfeited	(402,143)	55.93

Non-vested units — September 30, 2020	2,182,797	$57.88

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
The following table summarizes activity of the market-condition awards under the 2015 Plan and related information (in thousands, except share, per share amounts and vesting period):

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period (years)	Aggregate Intrinsic Value
Non-vested market-condition awards — December 31, 2019	—	$—	—
Granted	421,000	49.95
Vested	—	—
Forfeited	(6,300)	49.95

Non-vested market-condition awards — September 30, 2020	414,700	$49.95	1.46	$22,867

The following table summarizes the assumptions used to estimate the fair value of the market-condition awards as of the grant date:

Valuation date stock price	$68.67
Volatility	68.1%
Risk-free interest rate	0.26%
Dividend yield	—
At September 30, 2020, total unrecognized compensation expense related to non-vested
market-condition awards was $16.4 million, which is expected to be recognized over their respective remaining derived service periods. The weighted average derived service period is 1.79 years. For the three months and nine months ended September 30, 2020, we recognized $3.3 million and $4.4 million, respectively, in stock-based compensation expense related to the market-condition awards.

Stock-Based Compensation Expense
Total stock-based compensation recognized by function included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$4,234	$5,109	$13,014	$13,847
Selling, general and administrative	14,928	7,344	39,086	19,007

Total stock-based compensation expense	$19,162	$12,453	$52,100	$32,854

9. Net Loss per Share
Basic net loss per
share
is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.
The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	3,416,050	3,792,500	3,416,050	3,792,500
Restricted stock units	2,597,497	1,685,777	2,597,497	1,685,777

Total	6,013,547	5,478,277	6,013,547	5,478,277

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
It is estimated the prevalence of SCD is approximately 100,000 individuals in the United States, where newborn screening is mandatory, more than 100,000 people age 12 years and older in the Gulf Cooperation region, and approximately 52,000 individuals in Europe. The global incidence of SCD is estimated to be 250,000 to 300,000 births annually, and SCD is concentrated in populations of African, Middle Eastern and South Asian descent.
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
We are conducting and plan to conduct additional studies of Oxbryta, including our Phase 2a HOPE-KIDS 1 Study (an open-label, single- and multiple-dose Phase 2a study that is evaluating the safety, tolerability, pharmacokinetics and exploratory treatment effect of Oxbryta in pediatric patients aged 4 to 17 years with SCD) and, as a condition of accelerated approval, our Phase 3 HOPE-KIDS 2 Study (a post-approval confirmatory study we initiated in December 2019 that is using transcranial Doppler, or TCD, flow velocity to seek to demonstrate a decrease in stroke risk in children 2 to 15 years of age). We also expect to conduct additional clinical studies of Oxbryta, including to seek to expand the potential approved product label into younger pediatric populations, as well as other post-marketing studies.
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
In September 2020, we announced our entry into an exclusive agreement with Biopharma-Middle East and Africa to distribute Oxbryta in Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates, collectively known as the Gulf Cooperation Council, or GCC, region. In the GCC region, the U.S. approval of Oxbryta can be referenced to allow for access to the medicine while health authorities conduct their reviews.
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
The outbreak of the novel coronavirus,
SARS-CoV-2,
which causes coronavirus disease 2019
(COVID-19),
has evolved into a global pandemic that has impacted our business, including our commercialization of Oxbryta and our research and development activities. For example, we have implemented a temporary work from home policy, temporarily suspended our field team from most in-person
interactions, including visits to physician offices, clinics and hospitals as well as in-person
meetings with payors, and temporarily delayed or paused certain research and development activities, including screening and enrollment in all
GBT-sponsored
studies, including our Phase 2a HOPE-KIDS 1 Study, our Phase 3 HOPE-KIDS 2 Study and our dose optimization study that is intended to assess doses of Oxbryta of up to 3,000 mg per day. As we continue to monitor and work toward resumption of all trial activities, we are continuing with administrative trial-start up activities (such as contracting and IRB/EC approvals). Notably, the
COVID-19
pandemic has not significantly impacted our supply of Oxbryta. We continue to believe we have an adequate supply of Oxbryta to sustain estimated patient need through the remainder of this year and into late 2021, and we are continuing to produce Oxbryta tablets. In addition, we are continuing to engage with healthcare professionals and payors through increased use of digital and internet-based education and outreach. We have seen a significant decrease in weekly new patient prescriptions for Oxbryta from a peak in early March, and we expect the rate of new patient prescriptions to remain lower, possibly through the fourth quarter of 2020, and potentially longer depending on the course of the pandemic. While we intend to resume normal operations as soon as practicable, we do not know for certain the extent or duration of these and other disruptions or the long-term impact on our business.
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

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. Our net losses were $185.7 million and $170.8 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $924.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We had $418.4 million in cash and cash equivalents and $116.8 million in marketable securities as of September 30, 2020.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		$ Change	% Change
	2020	2019
	(in thousands, except percentages)
Product sales, net	$36,889	$—	$36,889	*
Costs and operating expenses:
Cost of sales	513	—	513	*
Research and development	40,196	39,088	1,108	3%
Selling, general and administrative	54,491	29,654	24,837	84%

Total costs and operating expenses	95,200	68,742	26,458	38%

Loss from operations	(58,311)	(68,742)	10,431	(15)%
Interest income	881	4,372	(3,491)	(80)%
Interest expenses	(2,291)	(146)	(2,145)	*
Other expenses, net	(160)	(31)	(129)	416%

Net loss	$(59,881)	$(64,547)	$4,666	(7)%

*	Change is not meaningful
Product sales, net
Product sales consist of sales of Oxbryta, which was approved by the FDA in late November 2019. We commenced shipments of Oxbryta and fully launched with a deployed sales force in December 2019.

The following table summarizes activity with respect to our sales allowances and accruals for the three months ended September 30, 2020 (in thousands):

	Rebates, co-payment assistance, Medicare Part D coverage gap, product returns and distributor fees	Prompt payment discounts and chargebacks	Total
Balances at June 30, 2020	$5,302	$284	$5,586
Provision related to current period sales	4,205	1,462	5,667
Credit or payments made during the period	(3,391)	(1,125)	(4,516)

Balance at September 30, 2020	$6,116	$621	$6,737

Cost of sales
Cost of sales of $0.5 million for the three months ended September 30, 2020 consists of manufacturing costs incurred after FDA approval for the cost of Oxbryta sold. Prior to receiving FDA approval for Oxbryta in November 2019, we recorded all costs incurred in the manufacture of Oxbryta as research and development expense. We expect to sell inventory previously expensed to research and development over approximately the current year and into late 2021, and accordingly, we expect our costs of product sales of Oxbryta to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.
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
We expect our research and development expenses will increase in future periods as we continue to invest in research and development activities related to developing Oxbryta and product candidates, and as programs advance into later stages of development and we begin to conduct additional or larger clinical trials. The process of conducting the necessary clinical research to obtain, expand the scope of, and maintain regulatory approvals is costly and time-consuming, and research and development is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate additional revenue from the commercialization and sale of any of our product candidates.

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

	Three Months Ended September 30,		$ Change	% Change
	2020	2019
Costs incurred by development program:
Oxbryta for the treatment of SCD	$21,082	$29,294	$(8,212)	(28)%
Other preclinical programs	11,716	7,664	4,052	53%
Inclacumab for the treatment of SCD	7,398	2,130	5,268	247%

Total research and development expenses	$40,196	$39,088	$1,108	3%

Research and development, or R&D, expenses increased by $1.1 million or 3%, to $40.2 million for the three months ended September 30, 2020 from $39.1 million for the three months ended September 30, 2019. The increase was due to a $5.3 million increase in external costs related to our inclacumab program driven by manufacturing scale-up
activities and a $4.1 million increase in internal and external costs associated with our preclinical programs, including increased pre-clinical
research activities related to the Syros Agreement, which we entered into in December 2019. Following the approval of Oxbryta in November 2019, we capitalize manufacturing costs to inventory. The increase was offset by a $8.2 million decrease in external costs for Oxbryta primarily related to the manufacturing costs that were previously expensed to R&D. R&D related stock-based compensation expense was $4.2 million for the three months ended September 30, 2020 and $5.1 million for the three months ended September 30, 2019.
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
Selling, general and administrative, or SG&A, expenses increased by $24.8 million or 84%, to $54.5 million for the three months ended September 30, 2020 from $29.7 million for the three months ended September 30, 2019. The increase was primarily due to an increase of $9.2 million in salary and benefit costs due to higher headcount primarily in the commercial function, an increase of $7.6 million in stock-based compensation expense as a result of our hiring additional personnel, stock price appreciation and issuance of market-condition restricted stock units, or RSUs, an increase of $6.0 million in professional and consulting services due to the growth of our operations and the commercialization of Oxbryta, and an increase of $2.0 million in other general and administrative expenses due to the growth of our operations, such as higher rent expenses resulting from our move into the new facility. SG&A related stock-based compensation expense was $14.9 million for the three months ended September 30, 2020 and $7.3 million for the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,		$ Change	% Change
	2020	2019
	(in thousands, except percentages)
Product sales, net	$82,508	$—	$82,508	*
Costs and operating expenses:
Cost of sales	1,025	—	1,025	*
Research and development	114,054	109,564	4,490	4%
Selling, general and administrative	151,227	72,503	78,724	109%

Total costs and operating expenses	266,306	182,067	84,239	46%

Loss from operations	(183,798)	(182,067)	(1,731)	1%
Interest income	5,251	11,909	(6,658)	(56)%
Interest expenses	(6,887)	(487)	(6,400)	*
Other expenses, net	(313)	(146)	(167)	114%

Net loss	$(185,747)	$(170,791)	$(14,956)	9%

*	Change is not meaningful
Product sales, net
Product sales consist of sales of Oxbryta, which was approved by the FDA in late November 2019. We commenced shipments of Oxbryta and fully launched with a deployed sales force in December 2019.
The following table summarizes activity with respect to our sales allowances and accruals for the nine months ended September 30, 2020 (in thousands):

	Rebates, co-payment assistance, Medicare Part D coverage gap, product returns and distributor fees	Prompt payment discounts and chargebacks	Total
Balances at December 31, 2019	$529	$113	$642
Provision related to current period sales	9,613	2,725	12,338
Credit or payments made during the period	(4,026)	(2,217)	(6,243)

Balance at September 30, 2020	$6,116	$621	$6,737

Cost of sales
Cost of sales of $1.0 million for the nine months ended September 30, 2020 consists of manufacturing costs incurred after FDA approval for the cost of Oxbryta sold. Prior to receiving FDA approval for Oxbryta in November 2019, we recorded all costs incurred in the manufacture of Oxbryta as research and development expense. We expect to sell inventory previously expensed to research and development over approximately the current year and into late 2021, and accordingly we expect our costs of product sales of Oxbryta to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.

Research and development
The following table summarizes our research and development expenses incurred during the respective periods:

	Nine Months Ended September 30,		$ Change	% Change
	2020	2019
Costs incurred by development program:
Oxbryta for the treatment of SCD	$62,164	$86,516	$(24,352)	(28)%
Other preclinical programs	31,209	18,183	13,206	72%
Inclacumab for the treatment of SCD	20,681	4,865	15,816	325%

Total research and development expenses	$114,054	$109,564	$4,490	4%

Research and development, or R&D, expenses increased by $4.5 million or 4%, to $114.1 million for the nine months ended September 30, 2020 from $109.6 million for the nine months ended September 30, 2019. The increase was primarily due to an increase of $15.8 million in external costs related to our inclacumab program driven by manufacturing scale-up
activities. In addition, there was an increase of $13.2 million in internal and external costs associated with our preclinical programs, including increased pre-clinical
research activities related to the Syros Agreement. The increase is partially offset by a $24.4 million decrease in external costs for Oxbryta primarily due to the manufacturing costs that were previously expensed to R&D. Following the approval of Oxbryta in November 2019, we capitalize manufacturing costs to inventory. R&D related stock-based compensation expense was $13.0 million for the nine months ended September 30, 2020 and $13.8 million for the nine months ended September 30, 2019.
Selling, general and administrative expenses
SG&A expenses increased by $78.7 million or 109%, to $151.2 million for the nine months ended September 30, 2020 from $72.5 million for the nine months ended September 30, 2019. The increase was primarily due to an increase of $32.9 million in salary and benefit costs due to higher headcount primarily in the commercial function, an increase of $20.0 million in stock-based compensation expense as a result of our hiring additional personnel and stock price appreciation, an increase of $19.7 million in professional and consulting services due to the growth of our operations and the commercialization of Oxbryta, and an increase of $6.0 million in other general and administrative expenses due to the growth of our operations, such as higher rent expenses resulting from our recent move into the new facility. SG&A related stock-based compensation expense was $39.1 million for the nine months ended September 30, 2020 and $19.0 million for the nine months ended September 30, 2019.
Liquidity, Capital Resources and Plan of Operations
We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sale of equity securities. As of September 30, 2020, we had $418.4 million in cash and cash equivalents and $116.8 million in marketable securities. On December 17, 2019, we entered into the Loan Agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, Biopharma Credit Investments V (Master) LP, as a lender, and BPCR Limited Partnership, as a lender, and collectively, the Lenders, for a senior secured credit facility consisting of an initial tranche of $75.0 million and the option to draw an additional $75.0 million until December 31, 2020. The first tranche, in the amount of $75.0 million, was funded in connection with the closing date of the Term Loan in December 2019. In June 2020, in accordance with the terms of the Loan Agreement, we provided notification to Lenders of our intention to draw the second tranche of the Term Loan, in the amount of $75.0 million, prior to December 31, 2020, subject to certain closing conditions. As of September 30, 2020, the second tranche of the Term Loan has not been drawn.
On August 5, 2020, we filed a shelf registration statement on Form
S-3,
or Shelf Registration Statement, with the SEC relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. Concurrently with the filing of the Shelf Registration Statement, we entered into a Sales Agreement with SVB Leerink LLC, or Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock from time to time in
“at-the-market”
offerings under the Shelf Registration Statement, or Sales Agreement. We have agreed to pay to the Sales Agent cash commissions of up to 3.0% of the gross proceeds from sales of common stock pursuant to the Sales Agreement. We have not issued any shares or received any proceeds pursuant to the Sales Agreement through September 30, 2020.
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

•	the progress, data and results of clinical trials of Oxbryta and product candidates;

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(166,796)	$(132,080)
Cash provided by (used in) investing activities	271,702	(97,491)
Cash provided by financing activities	11,281	221,818

Net increase in cash, cash equivalents and restricted cash	$116,187	$(7,753)

Cash flows from operating activities
Cash used in operating activities for the nine months ended September 30, 2020 was $166.8 million, consisting of a net loss of $185.7 million, which was partially offset by non-cash
charges of $52.1 million for stock-based compensation and $9.1 million for net depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $30.9 million in inventories as we began capitalizing manufacturing of Oxbryta as inventory upon receipt of FDA approval in November 2019, an increase in accounts receivable of $11.5 million due to timing of cash receipts associated with Oxbryta commercial sales, a decrease of $2.8 million in accounts payable due to timing of payments, an increase of $2.3 million in accrued liabilities due to growth of our operations and timing of receipt of invoices, an increase of $1.3 million in other liabilities, noncurrent, due to employer payroll tax deferral under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and an increase of $1.8 million in prepaid expenses and other assets due to advance payments made in connection with pre-clinical
research activities and commercialization activities for Oxbryta.
Cash used in operating activities for the nine months ended September 30, 2019 was $132.1 million, consisting of a net loss of $170.8 million, which was partially offset by non-cash
charges of $32.9 million for stock-based compensation and $4.9 million for net depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $5.6 million in accrued liabilities due to growth of our operations and timing of receipt of invoices, an increase of $5.2 million in prepaid expenses and other assets due to advance payments made in connection with inclacumab pre-clinical
research activities and our preparation for the potential commercial launch of Oxbryta, and an increase of $1.1 million in accounts payable due to timing of payments and receipt of invoices.
Cash flows from investing activities
Cash provided by investing activities for the nine months ended September 30, 2020 was $271.7 million, consisting of maturities of marketable securities of $333.8 million, which are partially offset by purchases of marketable securities of $57.9 million and purchases of property and equipment of $4.2 million.
Cash used in investing activities for the nine months ended September 30, 2019 was $97.5 million, consisting of purchases of property and equipment for our office and laboratory facility of $1.2 million and purchases of marketable securities of $330.1 million, which are partially offset by maturities of marketable securities of $233.8 million.
Cash flows from financing activities
Cash provided by financing activities for the nine months ended September 30, 2020 was $11.3 million, primarily from proceeds of $16.6 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options, which are partially offset by $5.2 million tax paid related to net share settlement of equity awards.
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
As of September 30, 2020, we had no
off-balance
sheet arrangements as defined in Item 303(a)(4) of Regulation
S-K
as promulgated by the SEC.

Contractual Obligations and Other Commitments
As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business during the nine months ended September 30, 2020, as compared to those disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2019.
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
In June 2016, the FASB issued ASU No. 2016-13,
Measurement of Credit Losses on Financial Instruments (Topic 326)
, which amends the guidance on the impairment of financial instruments. The new standard adds to U.S. GAAP an impairment model that is based on expected losses rather than incurred losses, which is known as the current expected credit loss, or CECL model. The CECL model applies to most debt instruments (other than those measured at fair value), trade and other receivables, financial guarantee contracts, and loan commitments. Available-for-sale debt securities are scoped out of this guidance. Our investment portfolio primarily consists of available-for-sale debt securities carried at fair value. Our accounts receivable are not long term in nature and we do not expect to write off accounts receivable. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We adopted ASU No. 2016-13 in the first quarter of 2020 and applied the guidance prospectively. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our market risks as of September 30, 2020 have not changed materially from those discussed in Item 7A of our Annual Report on Form
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
and
15d-15(e)
under the Exchange Act) as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the first quarter of the current fiscal year, we implemented controls related to the accounting for product sales and related reserves, accounts receivable, and inventory and their related financial statement reporting. There were no changes in our internal controls over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are not currently a party to any material litigation or other material legal proceedings.

Item 1A.	Risk Factors.
This Quarterly Report on Form
10-Q
contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed consolidated financial statements as of September 30, 2020 and consolidated financial statements as of December 31, 2019 and the notes accompanying those consolidated financial statements.
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
For example, shortly after we launched Oxbryta, the outbreak of the novel coronavirus,
SARS-CoV-2,
which causes coronavirus disease 2019
(COVID-19),
evolved into a global pandemic that has significantly impacted people and entities throughout the world. In light of the
COVID-19
pandemic, we have temporarily suspended our field team from most in-person
interactions, including visits to physician offices, clinics and hospitals as well as in-person
meetings with payors. The
COVID-19
pandemic has also reduced our ability to engage with the medical and investor communities. These and other measures may significantly impact our ability to commercialize Oxbryta and our business in general, and we may continue to experience disruptions to our commercial efforts as well as other disruptions that could materially impact our business.

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
In light of the
COVID-19
pandemic, we have temporarily suspended our field team from most in-person
interactions, including visits to physician offices, clinics and hospitals as well as in-person
meetings with payors. While we are continuing to engage with healthcare professionals and payors through digital and internet-based education and outreach, the impact of temporarily suspending our field force from in-person
interactions is unknown. We have seen a significant decrease in weekly new patient prescriptions for Oxbryta from a peak in early March, and we expect the rate of new patient prescriptions to remain lower, possibly through the fourth quarter of 2020, and potentially longer depending on the course of the pandemic.
Another potential challenge for our commercial efforts is frequency of doctor visits by SCD patients. We believe that nearly half of Medicaid and Medicare patients living with SCD do not see a hematologist at least once per year. This infrequency of doctor visits may impede prescriptions for Oxbryta.
With respect to certain geographical markets, we may seek to enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize Oxbryta or future drugs, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may also be competing with companies that currently have extensive and well-funded marketing and sales operations. For example, in November 2019, the FDA approved Novartis’ biologic, crizanlizumab for the reduction of the frequency of vaso-occlusive crises, or VOCs, in patients with SCD, and, in October 2020, Novartis announced that the European Commission has approved crizanlizumab for the prevention of recurrent VOCs in patients with SCD. Without an effective internal team or the support of a third party to perform marketing and sales functions, we would be unable to compete successfully against more established companies, and our commercial efforts and ability to generate revenues would be impaired.
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
In many
non-U.S.
jurisdictions, including some countries in the European Union, or EU, the proposed pricing for a drug must be approved before it may be lawfully marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted and reimbursement may in some cases be unavailable. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. The requirements governing drug pricing vary widely from country to country and products may be subject to continuing governmental control following approval. For example, reimbursement in the EU must be negotiated on a country-by-country
basis and, in many countries, the product cannot be commercially launched until reimbursement is approved. Furthermore, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use, including by approving a specific price for the medicinal product or adopting a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In addition, to obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, or to meet other criteria for pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products or product candidates.
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
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform and other factors. Federal and state enforcement bodies in the United States regularly pursue a large number of investigations, prosecutions, convictions and settlements in the healthcare industry, and in the EU, GDPR enforcement is increasing. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion of products or individuals from U.S. government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance
with these laws, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable requirements, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.
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
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies and development candidates that are or may compete with Oxbryta and inclacumab for the potential treatment of SCD. For example, the FDA approved Novartis’ crizanlizumab in November 2019. Both crizanlizumab and inclacumab are human monoclonal antibodies against
p-selectin
for the treatment of VOCs in patients with SCD. The FDA’s approval of crizanlizumab resulted in another new and innovative SCD product entering the United States SCD market approximately one week earlier than Oxbryta, and substantially earlier than any potential approval of our inclacumab product candidate (which could be a direct competitor to crizanlizumab). As a result, the commercialization of crizanlizumab may also impact our commercialization of Oxbryta in the United States, as well as inclacumab if we are successful in developing and obtaining approval for it for SCD patients. In addition, Novartis announced in October 2020 that the European Commission has approved crizanlizumab for the prevention of recurrent VOCs in patients with SCD.
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
We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the nine months ended September 30, 2020 and 2019 were $185.7 million and $170.8 million, respectively. As of September 30, 2020, we had an accumulated deficit of $924.7 million. We have only recently begun to generate revenues with the December 2019 commercial launch of Oxbryta, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

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

•
establish and maintain manufacturing and supply relationships with third parties that can provide adequate supplies (in amount and quality) of Oxbryta, inclacumab or any other product candidates to support commercialization and further clinical development;

•	seek and obtain additional regulatory and marketing approvals for Oxbryta for SCD, including for younger pediatric patient populations, or any potential approvals we may pursue;

•	maintain a sales and marketing organization and enter into selected collaborations to commercialize Oxbryta for SCD or any other approved indication, as well as for any other product candidates;

•	maintain a medical affairs organization to advance our engagement with healthcare providers and stakeholders;

•
advance our other programs, including inclacumab and any other product candidates, through nonclinical and clinical development and commence development activities for any additional product candidates we may identify and pursue; and

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
We are currently commercializing Oxbryta and investigating Oxbryta in clinical development to support its potential full approval by the FDA and opportunities for potential label expansion. Among other activities, we are evaluating the safety and pharmacokinetics of single and multiple doses of Oxbryta in our HOPE-KIDS 1 Study, a Phase 2a clinical trial in adolescent and pediatric patients with SCD, which we expanded to include a new single-dose cohort in children aged
6-11.
Our clinical program for Oxbryta also includes multi-national open label extension, or OLE, clinical studies for adult and pediatric patients in HOPE Study countries who have completed participation in the ongoing Phase 3 HOPE Study and elect to continue to receive Oxbryta. We are also conducting our HOPE-KIDS 2 Study, which is our TCD post-confirmatory study of Oxbryta in SCD (to potentially satisfy the FDA’s requirement for a post-confirmatory study under Subpart H). In light of the
COVID-19
pandemic, we temporarily delayed or paused our research and development activities, including temporarily pausing screening and enrollment on all
GBT-sponsored
clinical studies (including our HOPE-KIDS 2 Study). Activities on our clinical trials have now resumed, with appropriate measures in place. Assessment of the long-term impact of
COVID-19
on our clinical trials is ongoing. Oxbryta is currently our only compound in clinical development, although we are conducting nonclinical research activities in other programs.
Discovering, developing and commercializing biopharmaceutical products is expensive and time-consuming, and we expect our selling, general and administrative and research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue to commercialize Oxbryta and engage in research and development efforts for Oxbryta, inclacumab and other product candidates that we may identify and pursue in clinical trials. As of September 30, 2020 and December 31, 2019, we had working capital of $516.7 million and $556.5 million, respectively, and capital resources consisting of cash and cash equivalents and short and long-term marketable securities totaling $535.2 million and $695.0 million, respectively. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. Because the outcome of commercialization, reimbursement and any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully commercialize Oxbryta and complete our ongoing and planned additional development of activities for Oxbryta or any other future product candidates.
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
We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities such as the European Medicines Agency, or EMA, is lengthy and unpredictable and depends upon numerous factors. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have only obtained regulatory approval for Oxbryta in the United States. In June 2020, we announced plans to submit by mid-2021
a New Drug Application, or NDA, for Oxbryta which will include a new age-appropriate
formulation for the treatment of SCD in children ages 4 to 11 years old for potential approval under the FDA’s accelerated approval pathway. We also announced plans to submit by mid-2021
a Marketing Authorization Application, or MAA, to the EMA for potential full marketing authorization of Oxbryta to treat hemolytic anemia (which is low hemoglobin due to red blood cell destruction) in SCD patients ages 12 years and older. It is possible that we will never obtain these or any other regulatory approvals for Oxbryta, for inclacumab or any other product candidates we may seek to develop in the future.
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
The FDA approved Oxbryta through the accelerated approval process under Subpart H, and we plan to seek approval under the accelerated approval process under Subpart H for an NDA for Oxbryta with a new age-appropriate
formulation for the treatment of SCD in children ages 4 to 11 years. While the FDA approved Oxbryta under Subpart H, we cannot be assured that our planned pediatric NDA will benefit from or receive accelerated approval under Subpart H, or that any other product candidates that we may develop will qualify for or benefit from any such expedited programs in the United States, including under Subpart H, or in any foreign regulatory jurisdictions.
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
We temporarily paused screening and enrollment on our HOPE-KIDS 2 Study due to the impact of the
COVID-19
pandemic. Activities on our clinical trials have now resumed, with appropriate measures in place. Assessment of the long-term impact of
COVID-19
on our clinical trials is ongoing and we may not be able to complete this study or any other successful post-marketing confirmatory study as required to maintain approval and achieve full approval, or data and results from our required post-marketing confirmatory program may not verify Oxbryta’s clinical benefit to maintain approval and achieve full approval, in which case the product may be required to be withdrawn from market approval.
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
We are evaluating Oxbryta in SCD patients in our ongoing HOPE-KIDS 1 Study, our HOPE-KIDS 2 Study (which is our post-approval confirmatory study), and other ongoing and planned clinical trials. We are also generating additional clinical data regarding Oxbryta in SCD patients in our OLE studies for HOPE Study sites in multiple countries. In light of the
COVID-19
pandemic, we temporarily delayed certain of our research and development activities, including temporarily pausing screening and enrollment on all
GBT-sponsored
clinical studies. Activities on our clinical trials have now resumed, with appropriate measures in place. Assessment of the long-term impact of
COVID-19
on our clinical trials is ongoing.
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
Before obtaining marketing approval from regulatory authorities for the sale of any our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. In addition, because the FDA approved Oxbryta under the accelerated approval pathway under Subpart H, we must conduct at least one post-marketing confirmatory study to verify clinical risk/benefit, which we intend to satisfy through our HOPE-KIDS 2 Study. Clinical testing is expensive, time-consuming and uncertain as to outcome, and we cannot guarantee that any of our current or future clinical trials for Oxbryta or any other product candidates we may pursue will be conducted as planned or completed on schedule, if at all. For example, in light of the COVID-19 pandemic, we have temporarily paused all site activation, screening and enrollment activities for our HOPE-KIDS 2 Study (other than, where feasible, contracting and other administrative study start-up activities). Activities on our clinical trials have now resumed, with measures in place that we believe are appropriate. Assessment of the long-term impact of COVID-19 on our clinical trials is ongoing, and it is unknown whether we will be required to pause or delay such activities again in the future. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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
Our business strategy focuses on the development of product candidates for the treatment of rare, chronic blood disorders that may be eligible for FDA or EU orphan drug designation. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In the EU, the Committee for Orphan Medicinal Products of the EMA recommends orphan drug designation to promote the development of medical products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention, or treatment is authorized (or in other very limited circumstances). In 2015 and 2016, respectively, the FDA and the European Commission (acting on a positive recommendation by the EMA) each granted orphan drug designation for Oxbryta for the treatment of patients with SCD.
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
In addition, in connection with any NDA for our product candidates, pre-approval
inspections by the FDA of our facilities and/or those of third parties involved in the drug development program may occur, including at clinical trial sites, CMOs or other third parties on which we are very reliant. Significant negative results from pre-approval
inspections, if any, could materially delay potential approval of the drug candidate. Accordingly, our dependence on third-party CROs, other key vendors and other third parties may subject us to challenges, delays and costs that have a material adverse impact on our business, prospects, financial condition and results of operations.
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
In addition, our ongoing and planned clinical trials have been and will likely continue to be affected by the COVID-19 pandemic. For example, in light of the COVID-19 pandemic, we temporarily paused screening and enrollment in all GBT-sponsored clinical studies (other than, where feasible, certain contracting and other administrative study start-up activities). Activities on our clinical trials have now resumed, with measures in place that we believe are appropriate. Assessment of the long-term impact of COVID-19 on our clinical trials is ongoing, and it is unknown whether we will be required to pause or delay such activities again in the future. Any prolongation or
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

Any collaboration, distribution or other arrangements that we might enter into in the future may not be successful, which could adversely affect our operations and financial condition.
We may seek collaboration, distribution or other arrangements with pharmaceutical or biotechnology companies for the development or commercialization of Oxbryta, inclacumab and potential future product candidates. For example, in December 2019, we announced our entry into the License and Collaboration Agreement with Syros Pharmaceuticals, Inc., to discover, develop and commercialize novel therapies for SCD and beta thalassemia, and, in September 2020, we announced our entry into an exclusive agreement with Biopharma-Middle East and Africa, or
Biopharma-MEA,
to distribute Oxbryta in Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates, collectively known as the Gulf Cooperation Council, or GCC, region. We may enter into additional collaboration, distribution or other arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective arrangements with leading pharmaceutical or biotechnology companies for our products or product candidates, both in the United States and internationally. To the extent that we decide to enter into such arrangements, we will face significant competition in seeking appropriate partners. Whether we reach a definitive agreement for any collaboration, distribution or other arrangement will depend, among other things, upon our assessment of the partner’s resources and expertise, the terms and conditions of the proposed arrangement and the proposed partner’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for a product or a product candidate, the costs and complexities of manufacturing and delivering a product or product candidate to patients, the potential of competing products, any uncertainty with respect to our ownership of technology, which can occur if there is a challenge to our ownership without regard to the merits of the challenge and industry and market conditions generally. Moreover, these arrangements are complex and time consuming to negotiate, document and implement, and we may not be successful in our efforts to establish and implement additional collaborations or other alternative arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.
Any collaboration, distribution or other arrangement that we enter into may not be successful and may increase our potential liabilities. The success of our arrangements will depend heavily on the efforts and activities of us and our partners, who generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to an arrangement regarding research, development and commercialization matters can lead to delays in the development process or commercializing the applicable product or product candidate and, in some cases, costly and time-consuming disputes or termination of the arrangement. These disagreements can be difficult to resolve successfully, and any such termination or expiration would adversely affect us financially and could harm our business reputation. In addition, we are reliant on our partners’ compliance with applicable laws and regulations in the region in which they operate, such as in the GCC region with respect to our arrangement with
Biopharma-MEA.
A partner’s failure to comply with applicable law could result in liability for us, and negatively impact our operations and business reputation. Many of such arrangements in the pharmaceutical and biotechnology industries do not result in successful outcomes, for a wide variety of reasons.
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
Among other matters, these Trade Laws prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our activities outside the United States to increase over time. We engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals, have entered into an exclusive agreement with
Biopharma-MEA
to distribute Oxbryta in the GCC region, and expect to contract with additional third parties with respect to the distribution and commercialization of Oxbryta and our other product candidates in territories outside the United States, if approved for marketing in any such territories. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.
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
We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In August 2020, we filed a registration statement on Form
S-3
pursuant to which we may issue up to $200.0 million in shares of common stock in sales deemed to be
“at-the-market
offerings” as defined by the Securities Act of 1933, as amended, and an unlimited amount of shares of our common stock, preferred stock, debt securities, warrants and/or units. Any sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our Amended and Restated 2015 Stock Option and Incentive Plan, or 2015 Plan. The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, in January 2017 our board of directors approved our 2017 Inducement Equity Plan, and thereafter amended and restated the plan as the Amended and Restated 2017 Inducement Plan, or the 2017 Inducement Plan. The 2017 Inducement Plan enables us and our subsidiaries to grant non-qualified
stock options and other equity-based awards to induce employees who are not currently employed by us or our subsidiaries to accept employment with us or our subsidiaries. As of September 30, 2020, there were 1,521,896 shares reserved under the 2017 Inducement Plan (subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock) for issuance to new employees entering into employment with us. In addition, we have reserved shares of common stock for issuance pursuant to our Amended and Restated 2015 Employee Stock Purchase Plan, or 2015 ESPP, which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of (i) 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2015 Plan, the 2017 Inducement Plan or the 2015 ESPP, our stockholders may experience additional dilution, and our stock price may fall.
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
Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 57.0% of our outstanding common stock as of September 30, 2020, based on the latest publicly available information.
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
See the Exhibit Index on the page prior to the signature page to this Quarterly Report on Form
10-Q
for a list of the exhibits filed as part of this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

3.1	Restated Certificate of Incorporation	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

10.1	Sales Agreement dated as of August 5, 2020, by and between the Registrant and SVB Leerink LLC	S-3	8/5/2020	1.2

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	X

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

Global Blood Therapeutics, Inc.

Date: November 5, 2020	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Jeffrey Farrow
Jeffrey Farrow Chief Financial Officer (Principal Financial Officer)