Form 10-K
period 2020-12-31
Global Blood Therapeutics, Inc.
filed 2021-02-24
CIK 1629137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number:
001-37539

Global Blood Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-4825712
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

181 Oyster Point Boulevard, South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(650) 741-7700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	GBT	The NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act.)    Yes  ☐    No  ☒
The aggregate market value of the common stock held by
non-affiliates
of the registrant was approximately $1,606.1 million as of June 30, 2020 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the registrant. Shares of common stock held by other persons, including certain holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 18, 2021, the registrant had 62,156,860 shares of common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders, to be filed subsequent to the date hereof with the Securities and Exchange Commission, or SEC, are incorporated by reference into Part III of this report. Such proxy statement will be filed with the SEC not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

GLOBAL BLOOD THERAPEUTICS, INC.
2020 FORM
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
We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. Some of the factors that could cause our actual results to differ materially from our expectations or beliefs are disclosed under the caption “Risk Factors,” as well as other sections of this report that include, without limitation: risks and uncertainties relating to the
COVID-19
pandemic, including the extent and duration of the impact on our business, the results of our commercialization of Oxbryta, the potential safety, efficacy or other therapeutic benefits of Oxbryta and our product candidates, our capital resources, commercial market estimates, the timing for initiation of, availability of data from, and completion of, our ongoing and planned clinical trials and the results of these clinical trials, the pathways for regulatory approval of Oxbryta and our product candidates, our ongoing and future research and development efforts, patent protection, effects of healthcare reform, government and third-party payor actions, reliance on third parties, and other risks set forth below. All forward-looking statements speak only as of the date on which they are made and we disclaim any intent to update forward-looking statements to reflect subsequent developments or actual results. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this report, even if new information becomes available in the future. Thus, you should not assume that our silence over time means that actual events are bearing out as previously expressed or implied in any such forward-looking statement.
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

SUMMARY OF RISK FACTORS
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form
10-K
and our other filings with the Securities and Exchange Commission, or SEC, before making investment decisions regarding our common stock.

•
Our business is substantially dependent on our ability to successfully commercialize our first approved product, Oxbryta, which will depend upon the degree of market acceptance by the medical community and marketplace.

•	If our sales and marketing capabilities for Oxbryta or any future product candidate for which we receive regulatory approval are not effective, we may not succeed in our commercialization efforts.

•
Our profitability depends on our ability to sell sufficient amounts of product at competitive prices and on the availability of adequate coverage and reimbursement through governmental or private third-party payors, the status of which is subject to significant uncertainty.

•	Our future growth may depend on our ability to penetrate foreign markets, which would subject us to additional regulatory burdens and other risks and uncertainties.

•
We will be subject to ongoing regulatory obligations and scrutiny for Oxbryta and any other product candidate for which we receive approval, which may include restrictions on product labeling, distribution or other post-marketing activities.

•	Our business operations and relationships with third parties are subject to various laws and regulations, and any failure to comply with such laws and regulations could adversely affect our business.

•
We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that render our only approved product, Oxbryta, or product candidates uneconomical or obsolete, which could adversely affect our development programs, commercialization activities and financial condition.

•	If the market for Oxbryta or our product candidates is smaller than expected, our business and financial condition may be adversely affected.

•	We have a limited operating history, with only one drug approved for marketing, and expect to continue to incur losses for the foreseeable future.

•
We may require substantial additional funds to achieve our business goals, and any inability to obtain such funds may force us to delay, limit or terminate our commercialization of Oxbryta or our other product development efforts and operations.

•	We are party to a loan and security agreement that contains operating covenants and obligations that may restrict our business and financing activities.

•	If we are unable to obtain regulatory approval in additional jurisdictions for Oxbryta or in any jurisdictions for other product candidates, our business will be substantially harmed.

•	All of our programs other than Oxbryta are still in earlier development stages, so we remain very reliant on the potential success of Oxbryta in the clinic and in the marketplace.

•
Expedited development and regulatory approval programs for Oxbryta or other product candidates may not lead to a faster development or regulatory review or approval process, or to a timely approval, if at all.

•
The development of Oxbryta represents a novel therapeutic approach, and the outcomes of our clinical trials may not support any label expansion or any decision to seek, grant or maintain any regulatory approval.

•
Results of earlier studies may not be predictive of future clinical trial results, and initial studies may not establish or maintain an adequate safety or efficacy profile for Oxbryta or a product candidate to justify proceeding to advanced clinical trials or an application for regulatory approval.

•
We may encounter substantial delays in conducting or completing our clinical trials, including due to difficulties in enrolling patients or maintaining compliance with trial protocols, or the occurrence of serious adverse events or unacceptable side effects.

•	We may not realize the expected benefits of the orphan drug designations we have received for Oxbryta, and we may not receive orphan drug designation for any product candidate.

•
If the third parties upon which we rely to conduct our clinical trials, nonclinical studies, manufacturing and other activities related to the development and commercialization of Oxbryta and our product candidates fail to meet regulatory requirements or otherwise do not perform in a satisfactory manner, our business will be harmed.

•
If we or our licensors are unable to obtain and maintain intellectual property protection that is adequate in scope and duration for Oxbryta or our product candidates, our ability to successfully commercialize Oxbryta and other product candidates will be impaired.

•
We may become subject to litigation, claims and investigations, including healthcare compliance claims, product liability claims or claims alleging infringement of third parties’ proprietary rights and/or seeking to invalidate our patents, which would be costly and could impair our development and commercialization efforts.

•	If we are unable to protect the confidentiality of our trade secrets or other confidential information, our business would be harmed.

•	The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business, including our commercialization activities, clinical trials and preclinical studies.

•
Our success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel, including an adequate sales force, as well as managing our growth.

•
If we are not successful in discovering, developing, acquiring or commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives could be impaired.

•	Any collaboration, license, distribution or other arrangements that we are a party to or may enter into in the future may not be successful.

•	Our operating results may fluctuate significantly, which makes our future operating results difficult to predict.

•
We do not currently intend to pay dividends on our common stock, and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

v

PART I
Item 1.
Business
Overview
We are a biopharmaceutical company dedicated to the discovery, development and delivery of life-changing treatments that provide hope to underserved patient communities. Founded in 2011, our goal is to transform the treatment and care of sickle cell disease, or SCD, a lifelong, devastating inherited blood disorder that is marked by red blood cell, or RBC, destruction and occluded blood flow and hypoxia, which leads to anemia, stroke, multi-organ failure, severe pain crises, and shortened patient life span. Our mission is driven by the historical lack of understanding, investment and attention given to SCD. Although the fundamental cause of SCD has been understood for decades, therapeutic innovation and access to care have significantly lagged compared to many other rare diseases. For example, there are approximately three times more individuals in the United States living with SCD than cystic fibrosis, or CF. However, since the enactment of the Orphan Drug Act passed in 1983, only four drugs have been approved for SCD compared to 15 drugs approved for CF. As a result of the lack of treatment options, patients with SCD suffer serious morbidity and premature mortality.
Given the estimated prevalence of SCD in our current focus areas of the U.S., Europe, the Gulf Cooperation Council, or GCC, region and Latin America, we believe there is an opportunity to bring our first medicine, Oxbryta
®
(voxelotor) tablets, to more than 350,000 people living with SCD in the next several years. Worldwide, there are millions of people living with SCD, which occurs predominantly in populations of African, Middle Eastern and South Asian descent and has an estimated global incidence of 250,000 to 300,000 births annually.
In November 2019, the U.S. Food and Drug Administration, or FDA, granted accelerated approval for Oxbryta for the treatment of SCD in adults and children 12 years of age and older. Oxbryta, an oral therapy taken once daily, is the first
FDA-approved
treatment that directly inhibits sickle hemoglobin, or HbS, polymerization, the root cause of SCD.
The accelerated approval of Oxbryta was based on clinically meaningful and statistically significant improvements in hemoglobin levels, accompanied by reductions in RBC destruction (hemolysis). Data from our Phase 3 HOPE (Hemoglobin Oxygen Affinity Modulation to Inhibit HbS PolymErization) Study of 274 patients 12 years of age and older with SCD showed that, after 24 weeks of treatment, 51.1% of patients receiving the 1500 mg dose of Oxbryta, which is the approved dose, achieved a greater than 1 g/dL increase in hemoglobin compared with 6.5% receiving placebo (p<0.001), and Oxbryta had a favorable safety and tolerability profile.
By early December 2019, we began to make Oxbryta available to patients through our specialty pharmacy partner network. In addition, we established GBT Source Solutions
®
, a comprehensive program for patients who are prescribed Oxbryta that provides a wide range of practical, educational and financial support customized to each patient’s needs. In addition, we have focused on securing reimbursement and expanding patient access. By the end of September 2020, one quarter ahead of our goal, we secured broad Oxbryta reimbursement coverage for 90% of lives covered by payers either through published policies or verified patient adjudication. We also secured fee-for-service
Medicaid coverage in 44 states, including all 17 priority states where most SCD patients live.
We have a number of ongoing clinical trials of Oxbryta. The Phase 2a HOPE-KIDS 1 Study, an open-label, single- and multiple-dose trial, is evaluating the safety, tolerability, pharmacokinetics and exploratory treatment effect of Oxbryta in pediatric patients aged 4 to 17 years with SCD. The Phase 3 HOPE-KIDS 2 Study, a post-approval confirmatory study we initiated in December 2019 as a condition of the accelerated approval of Oxbryta in the United States, uses transcranial Doppler, or TCD, flow velocity to seek to demonstrate a decrease in stroke risk in children 2 to 15 years of age. The ActIVe Phase 4 study, a pilot, open-label, single-arm
study, aims to evaluate the effect of Oxbryta on exercise capacity, as measured by cardiopulmonary exercise testing (CPET) in patients 12 years of age and older with SCD. We also expect to conduct additional clinical studies of Oxbryta, including to seek to expand the potential approved product label into younger pediatric populations as well as to study further the efficacy and safety profile of Oxbryta for SCD patients.
In January 2021, the European Medicines Agency, or EMA, accepted for review our Marketing Authorization Application, or MAA, seeking full marketing authorization of Oxbryta to treat hemolytic anemia (which is low hemoglobin due to red blood cell destruction) in SCD patients ages 12 years and older, and the MAA is undergoing standard review by the EMA. In addition, we plan to submit by mid-2021 a supplemental New Drug Application, or sNDA, to expand the current Oxbryta label to include treatment of SCD in children ages 4 to 11 years, under the FDA’s accelerated approval pathway. Thereafter, we also plan to submit a New Drug Application, or NDA, for a new age-appropriate formulation for this patient population. To provide early access prior to potentially receiving additional marketing approval, we have established an expanded access protocol for eligible SCD patients in the United States and an early access program for eligible SCD patients outside the United States. In addition, we have entered into an exclusive agreement with Biopharma-Middle East and Africa, or
Biopharma-MEA,
to distribute Oxbryta in the six countries that make up the GCC region (Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates), where the U.S. approval of Oxbryta can be referenced to allow for access to the medicine while health authorities conduct their reviews.
Beyond Oxbryta, we are engaged in other research and development activities, including working on new targets to potentially develop next generation of treatments for SCD, including inclacumab, a
P-selectin
inhibitor, which is a clinically validated target in SCD, known to reduce the incidence of vaso-occlusive crises, or VOCs, and our next generation hemoglobin polymerization inhibitor, GBT021601, or GBT601. As part of our efforts to build our pipeline, we regularly evaluate opportunities to in-license,
acquire or invest in new business, technology or assets or engage in related discussions with other business entities.
In March 2020, the Centers for Disease Control and Prevention, or CDC, declared a global pandemic related to
SARS-CoV-2,
the virus that causes coronavirus disease 2019, or
COVID-19,
and the pandemic has impacted our business, including our commercialization of Oxbryta and our research and development activities. For example, we implemented a temporary work from home policy; temporarily suspended our field team from most in-person
interactions, including visits to physician offices, clinics and hospitals as well as in-person
meetings with payors; and temporarily delayed or paused certain research and development activities, including screening and enrollment in all clinical studies sponsored by us. As we continue to monitor and work toward resumption of all trial activities, we are continuing with administrative trial-start up activities (such as contracting and Institutional Review Board, or IRB, and Ethics Committee, or EC, approvals). Notably, the
COVID-19
pandemic has not significantly impacted our supply of Oxbryta. We continue to believe we have an adequate supply of Oxbryta to sustain estimated patient need through 2021, and we are continuing to produce Oxbryta tablets.
We have seen a significant decrease in weekly new patient prescriptions for Oxbryta from a peak in early March 2020, and we expect the rate of new patient prescriptions may remain lower, depending on the course of the pandemic. While we intend to resume normal operations as soon as practicable, we do not know for certain the extent or duration of these and other disruptions or the long-term impact on our business. Since mid-March
2020, when we made the decision to suspend
in-person
visits to health professionals by our field teams, we have been engaging with healthcare professionals, or HCPs, and payors through increased use of digital and internet-based education and outreach, as well as limited face-to-face
engagements in some settings following appropriate
COVID-19
protocols.

Product Pipeline
The following table summarizes our approved product and our most advanced research and development programs:

Our lead development candidate is inclacumab, a novel fully human monoclonal antibody against
P-selectin,
which is a clinically validated target in SCD, known to reduce the incidence of VOCs. We licensed inclacumab from F.
Hoffmann-La
Roche Ltd. and
Hoffmann-La
Roche Inc. (together, “Roche”) in August 2018. Prior to licensing inclacumab to us, Roche conducted clinical studies that enrolled more than 700 non-SCD
patients and demonstrated an encouraging pharmacokinetic, safety, and tolerability profile for inclacumab. We expect to be able to leverage the safety data from Roche’s prior clinical studies, as we proceed with our development of inclacumab as a potential treatment to reduce the frequency of VOCs in patients with SCD and to reduce the hospital VOC readmission rate for patients that require inpatient treatment for an initial VOC episode. We expect to initiate two pivotal clinical trials by the end of the first half of 2021. One study will be a chronic prevention study with an endpoint of the reduction in VOCs over a
48-week
treatment period, and the other study will focus on hospital readmissions with an endpoint of the reduction of the rate of readmission to hospitals for VOC within 90 days following an initial hospitalization for VOC.
Also in development is our next generation hemoglobin polymerization inhibitor, GBT601, a molecule discovered and designed by scientists at GBT. Preclinical data presented at the 62nd American Society of Hematology (ASH) Annual Meeting & Exposition and our annual Analyst and Investor Day in December 2020, showed why we believe GBT601 has the potential to be a potent hemoglobin S polymerization inhibitor and functional cure of SCD. GBT601 has the same mechanism of action as Oxbryta, but with the potential for greater efficacy by achieving higher hemoglobin occupancy at significantly lower doses. The preclinical data presented at ASH showed that GBT601 improved hemolysis and normalized hemoglobin, and also improved red blood cell survival, health and organ function. In December 2020, we initiated a Phase 1 clinical trial of GBT601 in normal healthy volunteers, and we expect to initiate by mid-2021
a Phase 1 clinical trial on the safety and tolerability of GBT601 in SCD patients.
While still in early stages, we have an ongoing collaboration with Syros Pharmaceuticals, Inc., or Syros, under License and Collaboration Agreement, or the Syros Agreement, entered into in December 2019, to discover, develop and commercialize novel therapies for SCD and beta thalassemia. We are currently exploring orally available, small molecule drugs designed to upregulate fetal hemoglobin. An increase in fetal hemoglobin by 10% to 30% can dilute the concentration of deoxygenated hemoglobin S, which can participate in polymerization, and prevent hemoglobin polymers from forming. Upregulating levels of fetal hemoglobin could be pharmacologically curative for SCD as well as beta thalassemia. Under the Syros Agreement, we have an option to obtain an exclusive worldwide license to develop, manufacture and commercialize any compounds or products resulting from the collaboration, subject to Syros’ option to co-promote
the first product in the United States.

Strategy
Our mission is to discover, develop and deliver life-changing treatments for people living with grievous blood-based disorders, starting with SCD. We believe that with our first approved medicine, Oxbryta, along with our innovative patient support program, GBT Source Solutions, we have established a strong track record of execution and have made an even stronger commitment to supporting the SCD community. Looking forward, we are working to build on the U.S. launch of Oxbryta with the potential expansion of our FDA label to treat younger patients in the United States, regulatory approval and launch in Europe and the Middle East, and to expand to Latin America. We also have a strong pipeline of potential best-in-class
therapies with inclacumab and GBT601, and we actively seek new innovations to complement our portfolio. We are a dedicated leader in SCD, and every day we pursue our goal of making SCD a well-managed chronic condition and to profoundly impact the disparities in healthcare these patients face. Key elements of our strategy are to:
Build on the U.S. launch of Oxbryta and Address Impact of
COVID-19.
We launched Oxbryta in the United States in December 2019 and by the end of 2020, thousands of SCD patients were using this first-in-class
oral therapy. The growing body of real-world experience suggests that patients have improved overall health while taking Oxbryta. We expect the demand for Oxbryta to continue throughout 2021 and have several ongoing and planned initiatives to build on the ongoing launch:

•
We are deploying a variety of patient and healthcare provider marketing materials in support of the Oxbryta launch. Given our accelerated approval in the United States, all marketing materials are required to undergo FDA review before use. Several of our materials have already been approved or are currently under review. These materials include advertisements, social media campaigns, patient starter kits, guides and brochures.

•	GBT Source Solutions, our comprehensive program for patients, provides support by reviewing insurance coverage options and explaining benefits, working with the specialty pharmacy partner

•
network to coordinate delivery of Oxbryta to wherever the patient chooses, helping with financial and co-pay
assistance for eligible patients, and helping patients stay on treatment as prescribed by their treating physicians with a nurse support team. GBT Source Solutions is supported by a team of highly trained professionals and regional, field-based patient navigators that will help patients and provide resources to help HCPs understand insurance requirements and other administrative details when prescribing Oxbryta. The program features a high-touch model, including early contact to introduce the program, explain how the patient will interact with team members, and provide patient starter kits and adherence tools. Those tools include a treatment journal, a side effects management tip sheet, and bottle and app-linked
reminders for daily dosing. We believe these tools will help patients better navigate the start of their treatments and help overall adherence.

•
Our field team, which consists of approximately 60 Sickle Cell Therapeutic Specialists and 10 Regional Business Directors, continues to engage with nearly 5,000 targeted HCPs to educate them on Oxbryta’s broad label.

•
We are introducing new education materials with information on the
72-week
HOPE Study data presented at the ASH Annual Meeting & Exposition in December 2020, as well as the favorable safety and tolerability and durable efficacy seen with sustained use of Oxbryta.

Shortly after
COVID-19
was declared a global pandemic in March 2020, many states where SCD is prevalent were effectively shut down and, in a matter of a few days, we pulled our salesforce from the field for their safety and that of HCPs and patients. We immediately began the process of adapting our sales approach to virtual engagements, and we reengaged HCPs via telephone and video meetings.
In June 2020, the CDC identified SCD as one of a few underlying medical conditions that place adults of any age at increased risk of severe illness and death from the virus that causes
COVID-19.
We believe the

pandemic directly decreased SCD patient visits to HCPs, with SCD patient visits decreasing sharply early in the second quarter of 2020 and then recovering somewhat to remain for the rest of 2020 at about 70% to 80% of the pre-COVID-19
pandemic baseline. In addition, the weekly number of hospital inpatient admissions for VOCs decreased by
20-50%
in the second and third quarters of 2020 as compared to baseline at the beginning of 2020.
The
COVID-19
pandemic also impacted new prescriptions of Oxbryta. In the first quarter of 2020, we reported 1,650 new prescriptions. Despite the increasing impact of
COVID-19
starting at the end of the first quarter, we added approximately 1,000 new prescriptions in each of the remaining three quarters of 2020. We believe this is an indicator of the underlying demand for Oxbryta. It also reflects increases in the use of telemedicine by HCPs, and our field team’s virtual engagements and in-person
visits, with safety protocols in place, in the geographies that allowed in-person
interaction.
When the pandemic subsides, we expect that, over time, the number of new Oxbryta prescriptions will grow and surpass pre-COVID-19
pandemic levels. We also expect that our initiatives will help improve patient adherence to Oxbryta, which is an important lever for chronic therapies.
Expand clinical data and potential approved product labeling supporting Oxbryta.
We have a comprehensive plan to continue to build clinical evidence supporting the safety and efficacy of Oxbryta, now that our Phase 3 HOPE Study that provided the support for accelerated approval of the product has concluded. This plan includes studies designed to demonstrate that improving hemoglobin and reducing hemolysis leads to an improvement in organ dysfunction (as assessed in various organs) and exercise capacity.
We are continuing to study Oxbryta in the ongoing Phase 2a HOPE-KIDS 1 Study, an open-label, single- and multiple-dose trial evaluating the safety, tolerability, pharmacokinetics and exploratory treatment effect of Oxbryta in pediatric patients aged 4 to 17 years with SCD, and our HOPE-KIDS 2 Study, a Phase 3 clinical trial that we intend to satisfy the FDA’s requirement for us to complete at least one post-approval confirmatory study. Initiated in December 2019, our HOPE-KIDS 2 Study is using TCD flow velocity to seek to demonstrate a decrease in stroke risk in children 2 to 15 years of age. The ActIVe Phase 4 study, a pilot, open-label, single-arm
study, aims to evaluate the effect of Oxbryta on activity levels and sleep quality, as measured by actigraphy in patients 12 years of age and older with SCD. In addition, we are planning a comprehensive program to gather and evaluate real world evidence and historical data to further review the long-term connection between improvements in hemoglobin and organ damage and longer-term outcomes, with an initial focus on stroke and silent infarct. We also plan to study the potential effects of Oxbryta on leg ulcer healing, blood flow within the brain and neurocognitive function and we plan to assess pulmonary hypertension and resting oxygen saturation. These and other aspects of our overall clinical development program for Oxbryta are also intended to position us to be able to seek potential approval over time for product labeling for Oxbryta for patients younger than the current age limit (12 years old), down to as young as 9 months of age.
By mid-2021, we plan to submit a sNDA to expand the current Oxbryta label to include treatment of SCD in children ages 4 to 11 years, under the FDA’s accelerated approval pathway, which submission will include clinical data from our Phase 2a HOPE-KIDS 1 study. Thereafter, we also plan to submit an NDA for a new age-appropriate formulation for this patient population. In addition, we initiated a multi-center expanded access protocol in the United States for pediatric patients to provide access to treatment with Oxbryta prior to potential market authorization for children ages 4 to 11 years who, in the judgment of their treating physician, have an urgent need for treatment for their SCD, have no comparable or satisfactory treatment options and are unable to participate in our clinical trials.
Expand the approved use of Oxbryta in Europe, the Middle East and Latin America.
In Europe, there are approximately 52,000 SCD patients, the majority of whom are in two countries, France and the United Kingdom. In December 2020, we initiated an early access program in Europe and other regions outside the United States, for the treatment of hemolytic anemia in SCD patients ages 12 years and older. Through the program, physicians in countries with an early access regulatory and legal pathway may be able to request voxelotor for eligible SCD patients who do not have access to the medicine as part of a clinical trial.
In January 2021, the EMA accepted for review our MAA seeking full marketing authorization of Oxbryta to treat hemolytic anemia (which is low hemoglobin due to red blood cell destruction) in SCD patients ages 12 years and older. The MAA is undergoing standard review by the EMA, and we could potentially secure approval as early as first or second quarter of 2022. The MAA is based on data from our Phase 3 HOPE Study and our Phase 2 HOPE-KIDS 1 Study, both of which enrolled patients at clinical sites in Europe. The EMA has included Oxbryta in its Priority Medicines (PRIME) program, and the European Commission, or EC, has designated Oxbryta as an orphan medicinal product for the treatment of patients with SCD. In addition, we currently plan to submit a separate application for the potential approval of Oxbryta in Great Britain that would rely on the decision, if positive, taken by the EC on our current MAA, as described below under “Regulatory Path for Oxbryta in International Markets.”
In the GCC region, where there are estimated to be more than 100,000 SCD patients age 12 years and older, we established an exclusive agreement with
Biopharma-MEA
to potentially secure regulatory approvals and distribute Oxbryta in the GCC region. In the GCC region, the U.S. approval of Oxbryta can be referenced to allow for access to the medicine while health authorities conduct their reviews.
In Latin America, where there are approximately 100,000 SCD patients, mostly in Brazil, we plan to establish a distribution agreement with a local partner to potentially secure regulatory approvals and distribute Oxbryta in this market.
Advance our innovative pipeline: inclacumab, GBT601 and other next-generation treatments.
Our strategy includes the expansion of our product pipeline through the discovery and development of novel therapeutic approaches for SCD and grievous blood disorders, including with our internal programs of inclacumab and GBT601 and under our collaboration with Syros. In addition, our drug discovery and business development teams actively work on an ongoing basis on new opportunities to expand our product pipeline.
Improve care for SCD patients worldwide.
The majority of the global SCD patient population is outside of the United States, including more than 75% of the global incidence in sub-Saharan
Africa and large populations in India, the Middle East, and Latin America. Each of these regions represent unique challenges to providing access due to complex healthcare systems and will require a customizable approach that meets the needs of the local community. Our clinical programs include sites outside of the United States, and participants in our clinical trials will have an opportunity to continue to receive Oxbryta until it is available in their countries. We are developing strategies to make Oxbryta available to all patients in these regions in a manner that is sustainable for us over the long term.
Key 2020 Highlights
Regulatory/Commercial

•
In 2020, we executed the commercial launch of Oxbryta in the United States, leveraging our field team and GBT Source Solutions to educate HCPs, payors and other stakeholders on Oxbryta. Over the course of the year, we secured FDA approval for patient and healthcare provider marketing materials in support of the Oxbryta launch.

•
In March 2020, we adapted our commercial launch of Oxbryta to the challenging environment created by the
COVID-19
pandemic through proactive measures to reduce the risk of spreading the
COVID-19
virus among our employees, customers, business partners and local communities.

•	In June 2020, we announced plans to seek the potential expansion of the use of Oxbryta for the treatment of SCD in children ages 4 to 11 years.

•
In June 2020, we announced plans to submit an MAA to the EMA for Oxbryta to treat hemolytic anemia in SCD patients ages 12 years and older by mid-2021,
and, in January 2021, we were notified that the EMA has completed the validation of the MAA we submitted and has started its standard review process.

•	In September 2020, we announced our entry into an exclusive agreement with Biopharma-MEA to distribute Oxbryta in the GCC region.

•
As of the end of September 2020 (a quarter ahead of our goal), we achieved broad payer coverage for Oxbryta in the United States, defined as 90% of lives covered by payers either through published policies or verified patient adjudication.

•
In December 2020, we initiated two early access programs for Oxbryta. One is in Europe and other regions outside the United States, for the treatment of hemolytic anemia in eligible SCD patients ages 12 years and older, and the other is a multi-center expanded access protocol in the United States for eligible pediatric SCD patients to provide access prior to potential market authorization for children ages 4 to 11 who have no alternative treatment options.

SCD Community

•
In March 2020, as a response to the
COVID-19
pandemic and its impact on the SCD community, we created the GBT Community Fund, under which we provided $150,000 in grants to support the acute needs of SCD patients and families during the pandemic. At that time, we also made a donation of $100,000 to the Sickle Cell Disease Association of America (SCDAA) in response to its urgent call for its
COVID-19
Emergency Fund, and employees and members of our Board of Directors contributed more than $100,000 to support the SCD community during the pandemic.

•
In June 2020, we awarded a total of $250,000 in grants to five non-profit
organizations through our Access to Excellent Care for Sickle Cell Patients (ACCEL) Grant Program. The program provides grant funding to support novel projects aimed at improving access to high-quality healthcare for individuals with SCD.

•
In September 2020, we hosted the 9th Annual Sickle Cell Disease Therapeutics Conference, which featured discussions about the latest advances and future trends in the treatment of SCD, and the impact of
COVID-19
on this vulnerable patient population.

•	In December 2020, as part of the GBT Gives Back initiative, GBT employees donated more than $40,500 to sickle cell organizations across the globe.
Medical Meeting Presentations and Publications

•
In June 2020, we presented four abstracts at the virtual edition of the 25th Annual European Hematology Association Congress. This included a retrospective analysis of data from the landmark STOP 2 study (Stroke Prevention in Sickle Cell Anemia) linking higher Hb levels to lower TCD flow velocity, a predictor of stroke risk in children with SCD, and three encore presentations of the pivotal Phase 3 HOPE Study that reinforced key attributes of Oxbryta.

•
In October 2020, we presented two abstracts that provide greater insight into the safety and efficacy of Oxbryta at the 15th Annual Scientific Conference on Sickle Cell and Thalassemia (ASCAT) and 1st EHA European Sickle Cell Conference.

•
In December 2020, we presented nine abstracts related to our SCD programs at ASH, including the
72-week
analysis of the completed Phase 3 HOPE Study of Oxbryta, real-world evidence supporting the use of Oxbryta, and new research on our pipeline programs, inclacumab and GBT601.

Corporate

•	We announced the appointment of a head of research and development who is expected to join us in May 2021 and, in August 2020, we added a chief medical officer to our senior management team.

•
In October 2020, we received the 2020 Rare Impact Award
®
for Industry Innovation for Oxbryta from the National Organization for Rare Disorders (NORD); in addition, Oxbryta was selected as Breakthrough Drug of the Year by the 2020 National Xconomy Awards.

Further Details on SCD
SCD is a devastating and rare inherited blood disorder that impacts hemoglobin, a protein carried by RBCs that delivers oxygen to tissues and organs throughout the body. It attacks every organ in the body and causes a wide range of complications, including inflammation, multi-organ damage and failure and early death. Many of these start with anemia and hemolysis. Beginning in childhood, patients can suffer unpredictable and recurrent episodes or crises of severe pain due to blocked blood flow to organs, which often lead to physical and psychosocial disability. In addition, the constant destruction of RBCs and the release of their contents into the blood often leads to damaged or diseased blood vessels, which further exacerbate blood flow obstruction and multi-organ damage. Consequences of SCD can manifest in early childhood and may include stroke, spleen failure, pulmonary hypertension, acute chest syndrome, liver disease, kidney failure, leg ulcers, priapism, which is a medical emergency due to refractory penile erection, and premature death. In the United States, SCD has been estimated to shorten patient life expectancy by approximately 30 years even with available medical care.
SCD is a genetic blood disorder caused by a single gene mutation in the beta-chain of hemoglobin, which results in mutant hemoglobin known as HbS. Hemoglobin is the protein in RBCs that carries oxygen from the lungs to the body’s tissues, releases oxygen at the tissues, and returns carbon dioxide from the tissues back to the lungs. Hemoglobin accomplishes this by binding and then releasing oxygen through allosterism, which means the hemoglobin molecule changes its shape to have a high affinity for oxygen in the lungs, where oxygen is abundant, and to have a low affinity for oxygen in the tissues, where oxygen must be released. Oxyhemoglobin, the high oxygen affinity form of hemoglobin, is formed in the lungs during respiration, when oxygen binds to the hemoglobin molecule. Deoxyhemoglobin, the low oxygen affinity form of hemoglobin, is formed when oxygen molecules are removed from the binding site as blood flows from the lungs to the tissues in the body. In patients with SCD, deoxygenated HbS molecules polymerize to form long, rigid rods within an RBC, much like a “sword within a balloon.” As a consequence, the normally round and flexible RBC becomes rigid and elongates into a “sickled” shape. Sickled RBCs do not flow properly in the bloodstream; they clog small blood vessels and reduce blood flow to the organs. This results in inadequate oxygen delivery, or hypoxia, to all body tissues, which can lead to multi-organ failure and premature death.

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

SCD manifests in individuals who inherit at least one HbS gene from a parent and an additional mutation on the second beta globin gene from the other parent. There are several different genotypes of SCD, including the following major genotypes:

•	HbSS, or sickle cell anemia, where both genes are HbS;

•	HbSC, where one gene is HbS, and the other is HbC (inherited from a non-SCD impacted parent); and

•	HbS/ßthal, where one gene is HbS, and the other is Beta thalassemia.
SCD Patient and Community Impact
The Centers for Disease Control and Prevention, or CDC, estimates the prevalence of SCD at more than 100,000 individuals in the United States. The incidence of SCD is estimated at approximately 1 in 2,000 to 2,500 newborns in the United States. In addition, there an estimated 52,000 individuals in Europe, more than 100,000 people age 12 years and older in the GCC region and approximately 100,000 individuals in Latin America, primarily in Brazil, living with the disease. SCD occurs predominantly in populations of African, Middle Eastern and South Asian descent, and the global incidence of is estimated to be 250,000 to 300,000 births annually. While newborn screening is mandatory in the United States, Brazil, Costa Rica, France, United Kingdom, Spain and Netherlands, it remains inconsistent in countries throughout other regions of the world including Europe, Latin America, Middle East, South Asia and sub-Saharan
Africa.
Of SCD patients in the United States, approximately 45% are under the age of 18, and approximately 60% to 65% have the HbSS genotype, which is often referred to as sickle cell anemia, with the remaining 35% to 40% having other genotypes. In all genotypes of SCD, the mechanism that leads to the consequences of the disease involves the polymerization of HbS in its deoxygenated state, which results in RBC sickling. Our Phase 3 HOPE Study included SCD patients with all genotypes of SCD, and showed Oxbryta is active across all SCD genotypes. As a result, Oxbryta is approved for use with all SCD genotypes.
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

Nearly 50% of SCD patients will experience one or more VOCs in a year. At least 80% of all hospitalizations of SCD patients are for a VOC, and in around 50% of these cases, the patient will be readmitted within 90 days for another VOC, adding to the cost of the index hospitalization. As a result, we believe that a safe, effective and convenient treatment that can reduce the frequency of VOCs and related hospital readmissions has the potential to be well received by patients, physicians and payors.
Other Current Treatment Options
There has historically been limited innovation in the development of SCD therapies and there remains a significant unmet medical need for SCD patients. In recent years this has begun to change, including the FDA approval of Oxbryta in November 2019, and a significant increase in orphan drug approvals by the FDA. However, there are limitations to other currently approved treatment options.
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
In addition, while there have been therapies approved to treat patients with VOCs, or pain crises, there remains an opportunity to improve care with a treatment that:

•	similar to crizanlizumab, reduces the frequency of VOCs, but with a more convenient dosing schedule; and

•	reduces the hospital re-admission rate due to VOCs in patients that are admitted to the hospital for a VOC.
Oxbryta –
Mechanism, Development and Approval
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

•	A broad indication for use with no hemoglobin level restrictions and no clinically significant differences in the pharmacokinetics based on age, sex, body weight or mild to severe renal impairment;

•	A specific description of Oxbryta as a hemoglobin S polymerization inhibitor that may inhibit RBC sickling, improve RBC deformability, and reduce whole blood viscosity;

•	No restriction on use with or without hydroxyurea; and

•
Clinical data highlights from the HOPE Study, including the subject-level change from baseline in hemoglobin at week 24 in patients who completed 24 weeks of treatment with Oxbryta 1500 mg dose or placebo.

Overview of Hemoglobin Biology and Oxbryta’s Mechanism of Action
Hemoglobin transports oxygen from the lungs to the body’s tissues, releases oxygen into the tissues, and returns carbon dioxide from the tissues back to the lungs by changing its shape to be high affinity for oxygen in the lungs, where oxygen is abundant, and low affinity for oxygen in the tissues, where oxygen must be released. An important tool for assessing how readily hemoglobin acquires and binds oxygen in the lungs and releases oxygen into the tissues is the oxygen equilibrium curve, or OEC. The OEC represents the proportion of oxyhemoglobin, measured as the percentage of oxygen saturation (O
2
 % saturation) on the vertical axis relative to the amount of oxygen dissolved in blood, indicated as the oxygen tension, or partial pressure of oxygen (pO
2
) measured in millimeters of mercury (mmHg), on the horizontal axis.
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
In several preclinical studies of SCD, scientists have demonstrated that hemoglobin in the oxygenated state is a potent inhibitor of HbS polymerization. Since HbS polymerization occurs in the deoxygenated state, we believe that increasing the proportion of oxyhemoglobin, or “left-shifting” the OEC, should delay the polymerization of HbS and prevent the sickling of RBCs, which may ameliorate many of the clinical manifestations of SCD. Importantly, we are able to measure the proportion of hemoglobin modification (%HbMOD), which is expressed as the percentage of hemoglobin molecules occupied or bound by Oxbryta.

HbF, which is present during fetal development and persists for up to six to nine months in infants until it is replaced by adult hemoglobin, has an inherent high affinity for oxygen, which is critical for a developing fetus to capture oxygen from the mother’s blood. Newborns with SCD do not experience RBC sickling until approximately six to nine months of age, after which HbF is no longer expressed. Additionally, it has been observed that rare individuals who have inherited the HbS mutation and a gene modification that allows them to continue to express 10% to 30% HbF in their RBCs into adulthood do not exhibit the clinical manifestations of SCD, despite expressing up to 90% HbS in their blood. HbF dilutes the concentration of deoxygenated HbS that can participate in polymerization, and, thereby, prevents hemoglobin polymer from forming.
Based on these observations, during our development of Oxbryta we posited that to delay polymerization of HbS, Oxbryta would need to bind to only approximately 10% to 30% of the total hemoglobin in a patient’s blood. One theoretical concern regarding increasing the affinity of hemoglobin for oxygen is that excessive oxygen affinity could prevent hemoglobin from releasing oxygen into the tissues, thus causing hypoxia. However, we have not observed any findings from our clinical programs that demonstrated any evidence of such tissue impairment. Based on HbF data, our animal toxicology studies, and our clinical studies, we believe our target modification of the total hemoglobin in a patient’s blood does not adversely compromise oxygen delivery to the tissues. This is supported by exercise testing we have performed in SCD patients and healthy volunteers showing normal oxygen consumption and the absence of a dose level or exposure related increase in erythropoietin levels in patients enrolled in the HOPE Study.
Oxbryta increases hemoglobin’s affinity for oxygen by binding to the alpha-chain of hemoglobin. Oxbryta has been demonstrated keep a proportion of HbS in its oxygenated state so it cannot participate in polymerization. Similar to HbF, by diluting total HbS with a proportion of Oxbryta-bound hemoglobin, Oxbryta prevents hemoglobin polymer formation. Based on its mechanism of action, we believe that Oxbryta can reduce the physical and clinical manifestations of SCD.
Overview of Phase 3 and Other Oxbryta Clinical Trials
Phase 3 HOPE Study
We completed a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of Oxbryta in adult and adolescent patients with SCD that we refer to as the HOPE (Hemoglobin Oxygen Affinity Modulation to Inhibit HbS PolymErization) Study, the interim results of which we used as the basis for our accelerated approval under Subpart H of FDA’s NDA regulations. Data from the Phase 3 HOPE Study of 274 patients 12 years of age and older with SCD showed that the HOPE Study met its primary endpoint of an improvement in hemoglobin greater than 1 g/dL at 24 weeks with Oxbryta 1500 mg compared with placebo: After 24 weeks of treatment, 51.1% of patients receiving Oxbryta achieved a greater than 1 g/dL increase in hemoglobin compared with 6.5% receiving placebo (p<0.001). In addition, the data demonstrated corresponding improvements in other markers of hemolysis as well as a favorable safety and tolerability profile for Oxbryta. These interim Phase 3 HOPE data were published in the June 2019 issue of the
New England Journal of Medicine
.
In connection with the accelerated approval of Oxbryta, we submitted the final study report for the Phase 3 HOPE Study to the FDA in September 2020. This report included completed long-term results from the Phase 3 HOPE Study, which demonstrated that Oxbryta at 1500 mg resulted in durable improvements in hemoglobin levels and markers of hemolysis up to 72 weeks of treatment. As shown in the following graph, a large majority of patients (approximately 90%) achieved a Hb improvement of >1 g/dL from baseline at one or more time points during the study as compared to placebo (approximately 25%). The study also found significant improvements in markers of hemolysis in indirect bilirubin and reticulocyte percentage. Consistent with the
24-week
data, treatment with Oxbryta remained well tolerated. The most common side effects reported were headache, diarrhea, abdominal pain, nausea, arthralgia, rash and pyrexia.

Hb, hemoglobin
Source: Long-Term Efficacy and Safety of Voxelator in Adolescents and Adults with Sickle Cell Disease: HOPE Trial 72-Week Analysis, ASH 2020 Poster #1716
As presented at the ASH Annual Meeting & Exposition in December 2020, the annualized incidence rates of VOCs were numerically lower in patients receiving Oxbryta 1500 mg (2.4) than placebo (2.8); and this numerical difference was greater in patients who had experienced two or more VOCs in the year prior to the study. In addition, a post-hoc
analysis of the long-term results from the Phase 3 HOPE Study found that higher hemoglobin levels achieved with Oxbryta were associated with a lower incidence of VOCs over 72 weeks. Patients with the highest average hemoglobin levels over 72 weeks experienced the fewest VOCs with Oxbryta, with a stepwise reduction in VOC rate as hemoglobin levels increased. While the Phase 3 HOPE Study was not designed or powered to show an effect on VOCs, these results suggest the importance of reducing hemolysis and raising hemoglobin in individuals with SCD through inhibition of polymerization.
Another analysis of the long-term results from the Phase 3 HOPE Study used the Clinical Global Impression of Change
(CGI-C)
scale, a validated outcomes measure that provides a holistic assessment of the effect of treatment. Results showed that treatment with Oxbryta compared to placebo resulted in a statistically significant higher rating of improved overall patient health status after 72 weeks by the treating physician.
As part of the accelerated approval for Oxbryta, we agreed with the FDA to complete at least five years of follow-up
for all patients on treatment and submit to the FDA interim reports each year in June from 2021 to 2025.
Real-World Use Studies
Data and analyses from real-world experience with Oxbryta were presented at the ASH Annual Meeting & Exposition in December 2020, including:

•
An analysis evaluating Symphony Health claims data from a subset of 1,275 SCD patients ages 12 and older treated with Oxbryta, which showed statistically significant reductions in annualized transfusion rates and a reduced annual rate of VOC events following the initiation of Oxbryta therapy.

•
A study from a single-center case series showed that both patients and clinicians observed improved health status based on the Patient Global Impression – Improvement
(PGI-I)
and the Clinical Global Impression – Improvement
(CGI-I)
scales to examine patient and clinician perception of health status in patients treated with Oxbryta. In addition, while cases of gastrointestinal side effects were reported at a rate of incidence similar to that as the HOPE Study, patients were successfully managed with adjustments to dosing regimens and persisted on treatment.

Additional Studies
We are conducting and plan to conduct additional clinical trials of Oxbryta, including our ongoing Phase 2a HOPE-KIDS 1 Study, our recently initiated Phase 3 HOPE-KIDS 2 Study a dose optimization study, and the ActIVe Phase 4 study. The HOPE-KIDS 1 Study, the HOPE-KIDS 2 Study and other aspects of our overall clinical development program for Oxbryta are also intended to position us to be able to seek approval over time for product labeling for Oxbryta for patients younger than the current age limit (12 years old), down to as young as 9 months of age.
Phase 2a HOPE-KIDS 1 Study
We are continuing to evaluate the safety and pharmacokinetics of single and multiple doses of Oxbryta in adolescent and pediatric patients with SCD in an ongoing Phase 2a clinical trial, which we call the HOPE-KIDS 1 Study. Initiated in August 2016, our ongoing HOPE-KIDS 1 Study is an open-label, single- and multiple-dose Phase 2a study that is evaluating the safety, tolerability, pharmacokinetics and exploratory treatment effect of Oxbryta in pediatric patients aged 4 to 17 years with SCD. Part A of the study evaluated a single 600 mg dose of Oxbryta in 13 patients aged 6 to 17 years, while Part B was designed to explore Oxbryta at doses of 900 mg and 1500 mg per day administered to 40 patients ages 12 to 17 for 24 weeks. Part C of the study is evaluating Oxbryta at a single 1500 mg dose (or weight-based equivalent) in patients age 4 to 17 years for up to 48 weeks, and Part D of the study is evaluating the safety of Oxbryta at the weight based equivalent of 1500 mg in patients age 9 months to under 4 years as measured by Treatment Emergent Adverse Events, or TEAEs, and Serious Adverse Events, or SAEs.
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
Part D began enrolling patients age 9 months to under 4 years in 2020, and will assess, as its primary endpoint, the safety of a weight based equivalent of 1500 mg. Secondary measures include effect on clinical measures of hemolysis and PK profile.
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
HOPE-KIDS 2 trial activities are ongoing and screening of participants has begun. We continue to focus on site training in the United States, Africa and MENA region, and enrollment of the first patient is planned for the first quarter of 2021. The overall treatment period will be 96 weeks, and, in connection with the accelerated approval of Oxbryta, we have agreed with the FDA to submit the interim study report by July 2025, complete the trial by March 2026 and to submit the final study report by September 2026.
Dose Optimization Study
As part of our overall life cycle management for Oxbryta, we have initiated a Phase 2 clinical trial to assess higher doses of Oxbryta, up to 3000 mg per day.
ActIVe Study
In order to demonstrate that Oxbryta provides a clinical benefit, we recently initiated the Phase 4 ActIVe (Actigraphy Improvement with Voxelotor) Study to evaluate daily physical activity in SCD patients 12 years of age and older who are on Oxbryta therapy.
Sales and Marketing
We assembled our commercial team and infrastructure, including up to approximately 75 internal sales personnel, key payer account management, marketing and patient and distribution support, ahead of our FDA approval of Oxbryta as part of our plan to commercialize Oxbryta as soon as practicable after approval. As such, we were able to make Oxbryta available in early December 2019. We plan to continue to efficiently support the commercial launch of Oxbryta with this targeted commercial organization, given the number of SCD patients in the United States and their geographic concentration primarily in only 17 states. In addition, the prescribing audience is concentrated as many SCD patients receive care from a hematologist or another sickle cell care provider.
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
We currently do not expect that we will require large pharmaceutical partners for the commercialization of Oxbryta or our product candidates, although we may consider partnering in certain territories, New Molecular Entities, or NMEs, or indications for other strategic purposes. We intend to continue to evaluate our commercialization strategy as we advance our programs.

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
With respect to Oxbryta, inclacumab and GBT601, we face competition from the three currently
FDA-approved
treatments: hydroxyurea (marketed under several brand names, including Siklos
®
by Medunik USA, Inc., and Droxia
®
by Bristol-Myers Squibb Company, as well as in generic form), approved to reduce the frequency of painful crises and need for blood transfusions in patients with sickle cell anemia for the treatment of adults and pediatric patients age two years and older with SCD; Endari
®
(marketed by Emmaus Medical, Inc.), approved to reduce acute complications of SCD in patients age five years and older; and Adakveo (marketed by Novartis Pharmaceuticals Corporation), approved to reduce the frequency of VOCs in adult and pediatric patients age 16 years and older with SCD. Multiple companies are developing product candidates for chronic treatment in SCD, and several other companies are in early clinical trials to investigate new mechanisms of action for the chronic treatment of SCD. For example, Forma Therapeutics Holdings, LLC, with
FT-4202,
and Agios Pharmaceuticals, Inc. with mitapivat, are separately evaluating pyruvate kinase-R,
or PKR, activators in clinical development for the potential treatment of SCD. We may also face competition from one-time
therapies for patients with severe SCD, including hematopoietic stem cell transplantation, gene therapy and gene editing. For example, bluebird bio, Inc., is currently engaged in the clinical development of LentiGlobin, which aims to treat SCD by inserting a functional human beta-globin gene into the patient’s own hematopoietic stem cells, or HSCs, ex vivo and then transplanting the modified stem cells into the patient’s bloodstream. Bluebird has indicated its plans to pursue an accelerated development and approval pathway for its gene therapy product in SCD. In addition, gene editing, which is the process of altering specific sequences of genomic DNA, is being investigated by multiple companies for the potential treatment of SCD. For example, CRISPR Therapeutics AG is currently engaged in the clinical development of CTX001 for the potential treatment of SCD, under its collaboration with Vertex Pharmaceuticals Incorporated that is focused on the use of CRISPR’s CRISPR/Cas9 gene-editing technology to discover and develop potential new treatments aimed at the underlying genetic causes of human disease. In addition, several agents are in development for the treatment of VOC in patients with SCD.
Some of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, are more convenient or are less expensive than any products that we may develop. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
Regulatory Path for Oxbryta in International Markets
In January 2021, the EMA validated our MAA, submitted under the Centralized Procedure, seeking full marketing authorization, or MA, of Oxbryta to treat hemolytic anemia in SCD patients ages 12 years and older. The MAA is under a standard review by the EMA and we could potentially secure regulatory approval as early as the first or second quarter of 2022.
Now that the UK (which includes Great Britain and Northern Ireland) has exited the European Union, or EU, often referred to as Brexit, Great Britain will no longer be covered by centralized MAs granted by the EC, which, if granted, will include our MA for Oxbryta (while, under the Northern Irish Protocol, centralized MAs will continue to be recognized in Northern Ireland). As such, potential regulatory approval of Oxbryta in Great Britain will now require an application to the UK medicines regulator, the Medicines and Healthcare products Regulatory Agency, or MHRA. For a period of two years from January 1, 2021, the MHRA may rely on a decision taken by the EC to grant an MA under the Centralized Procedure to potentially more quickly grant a new Great Britain MA, and we currently plan to utilize this pathway to seek potential approval for Oxbryta in Great Britain. A separate application will, however, still be required.
Prior to filing our MAA, in November 2016, the EC granted Orphan Drug Designation status in the EU for Oxbryta for the treatment of SCD, and, in June 2017, the EMA granted PRIME designation for Oxbryta for the treatment of SCD. The PRIME program is a regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need. In addition, we have initiated an early access program in Europe for patients and physicians who may need access to Oxbryta prior to potential marketing authorization.
In September 2020, we entered into an exclusive agreement with
Biopharma-MEA
to distribute Oxbryta in the GCC region.
Biopharm-MEA
is responsible for registering Oxbryta with the relevant regulatory authorities in each of the countries to potentially make it broadly available. While this process is ongoing, the U.S. approval of Oxbryta can be referenced to allow for access to the medicine in the GCC region while regulatory authorities conduct their reviews.
Manufacturing
We are commercializing a solid oral formulation of a tablet form of Oxbryta, and we believe we have obtained an adequate supply of Oxbryta to satisfy our immediate commercial, clinical and nonclinical demands. We are also developing a pediatric formulation of Oxbryta for use in clinical trials and to include in our planned pediatric NDA submission for Oxbryta.
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
To decrease the risk of an interruption to our drug supply, when we believe it is reasonable for us to do so, we source materials from multiple suppliers so that, in general, the loss of any one source of supply should not have a material adverse effect on commercial production, project timelines or inventory of supplies for our studies or clinical trials. However, currently we have only one or a limited number of suppliers for some of these materials for Oxbryta and for other programs, and the loss of a primary source of supply could potentially delay the availability of Oxbryta or delay our development programs. We intend to maintain a safety stock of certain materials to help avoid delays in production, but we do not know whether such stock will be sufficient. In addition, we have established a second source for commercial drug substance and have identified potential second sources for finished drug product for Oxbryta commercial supply. There is no guarantee as to if or when we may establish the additional sources or whether they will be adequate in all circumstances we may encounter.
Drug Discovery and Development
Our goal is to build a robust product pipeline focused on the discovery and development of novel therapeutic approaches for SCD and grievous blood disorders. Our research and development pipeline targets multiple pathologies, including vascular occlusion and hemoglobin polymerization, and our most advanced development programs are for inclacumab and GBT601.
We have an active business development strategy that may provide new opportunities to expand our product pipeline with next-generation treatments for SCD. To this end, we have entered into agreements with Roche and Syros.
License Agreement with F.
Hoffmann-La
Roche Ltd. and
Hoffmann-La
Roche Inc.
In August 2018, we entered into the License Agreement, or Roche Agreement, with Roche pursuant to which Roche granted us an exclusive and sublicensable worldwide license under certain patent rights and know-how
to develop and commercialize inclacumab, including any modified compounds targeting
P-selectin
and derived from inclacumab, for all indications and uses, except diagnostic use. Roche retained a non-exclusive,
worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use.
We are developing inclacumab as a treatment for VOCs in patients with SCD, and we expect to be able to leverage the safety data from Roche’s prior clinical studies, which were not in patients with SCD, as we proceed with our development of inclacumab. We have submitted an Investigational New Drug application, or IND, to the FDA for inclacumab to initiate two pivotal Phase 3 clinical studies in the first half of 2021. The two global, randomized, double-blind, placebo-controlled pivotal Phase 3 trials will evaluate the safety and efficacy of inclacumab. One study is designed to measure the reduction in frequency of VOCs over one year in patients with SCD when treated with inclacumab (30 mg/kg) or placebo every 12 weeks. The second study will evaluate inclacumab based on a primary endpoint of
90-day
hospital readmission rates for VOC following an initial VOC hospitalization. Participants in that trial will receive either a single dose of inclacumab (30 mg/kg) or placebo, peri-discharge following a VOC hospitalization.
Under the Roche Agreement, we paid Roche an upfront payment of $2.0 million, and we will pay Roche up to an aggregate of $125.5 million in milestone payments for the SCD indication, including up to $40.5 million based on achievement of certain clinical development and regulatory milestones for inclacumab in the sickle cell disease indication, and up to $85.0 million based on achievement of certain thresholds for annual net sales of inclacumab. We will also pay Roche up to an additional $6.4 million in milestone payments, which are owed to a third party, based on achievement of such clinical development and regulatory milestones for inclacumab. As of December 31, 2020, we have recognized a $2.0 million clinical development milestone payment in our research and development costs for year ended December 31, 2020. We will also pay Roche up to $19.25 million in milestone payments based on achievement of certain clinical development and regulatory milestones for inclacumab for any other indication than the SCD indication. We have the right to sublicense our rights under the Roche Agreement to our affiliates without Roche’s consent. Subject to certain conditions and limitations, including Roche’s right of first negotiation described below, we will also have the right to sublicense our rights under the Roche Agreement to non-affiliates
pursuant to partner agreements with Roche’s prior written consent, which will not be unreasonably withheld or delayed. If at any time prior to the expiration of royalty or other payment obligations under the Roche Agreement, or the earlier termination of the Roche Agreement, we intend to enter into a partner agreement to sublicense rights to inclacumab, then Roche will have a right of first negotiation during an exclusivity period to negotiate in good faith with us the terms and conditions of such proposed transaction.
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
Social, Governance and Human Capital
Diversity & Inclusion
Since our founding, we have recognized that having a more diverse, inclusive, and equitable environment leads to increased performance, better decision making, increased productivity, and greater motivation. Our team represents a broad range of cultural and professional backgrounds that enrich our culture and drive our future growth and success. We are committed to fostering workplace development, diversity, and inclusion, or WDDI, at our company and across the biotechnology industry. We are dedicated to being at the forefront of efforts to develop a diverse and talented global workforce. We pledge to do our part to foster diversity and inclusion among our employees, customers and patients.
Human Capital Resources
As of December 31, 2020, we employed 389 full-time employees globally, including 154 in research and development and 235 in selling, general and administrative, which includes our commercial team. We have and expect to continue to retain consultants from time to time if required in connection with our business.
We consider our employees to be an essential factor in our ability to serve our customers and achieve our goal to transform the treatment of SCD, which depends on our ability to continue to attract, hire, and retain qualified personnel. We believe our employee turnover has historically been relatively low and below the average for life science companies, but with our recent headcount growth and evolution into a commercial-stage company, as well as the impact of the
COVID-19
pandemic, we have experienced an increase in the number of employees leaving the company. Given our financial resources and our track record, we continue to be able to fill the vacated positions and grow our headcount in support of our mission.
To help attract, hire and retain skilled personnel, we offer a stimulating work environment, regular performance feedback, development opportunities, potential for career advancement, and a workplace culture focused on our mission and the wellbeing of our employees. In addition, we also monitor and periodically adjust our compensation programs with the goal of providing a competitive mix of compensation (including salary, incentive bonus and equity) and benefits packages.
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
Patents
Our patent portfolio includes multiple issued U.S. and foreign patents, as well as multiple U.S. and foreign patent applications in various stages of prosecution or allowance. Our primary patents and patent applications relate to our general HbS intellectual property portfolio, which includes Oxbryta and its analogs.
Our HbS intellectual property portfolio is comprised of multiple patent families of patents and patent applications relating to Oxbryta and/or analogs that inhibit Hb polymerization. These patent families include patents and patent applications specifically related to Oxbryta, covering certain compositions of matter, methods of use, method of manufacture, commercial formulations, and polymorphs of Oxbryta and analogs. The pending patent applications are in a variety of jurisdictions, including the United States, jurisdictions under the Patent Cooperation Treaty and other countries.
With regard to Oxbryta specifically, we are the sole owner of issued U.S. patents covering Oxbryta, including its composition of matter, methods of use, formulations and polymorphs of Oxbryta. These issued U.S. patents covering Oxbryta are listed in the FDA Orange Book and will expire between 2032 and 2037, absent any applicable patent term extensions. Also with regard to Oxbryta specifically, we are the sole owner of issued composition of matter patents in Europe and certain other foreign jurisdictions. Any patents that may issue from our pending patent applications relating to Oxbryta in the United States or from corresponding foreign patent applications, if issued, are expected to expire between 2032 and 2037, absent any applicable patent term extensions. Some of these pending patent applications are jointly owned by us and Regents of the University of California, or the Regents, as described below.
Our other patents in our HbS intellectual property portfolio are comprised of additional issued U.S. patents covering Oxbryta analogs. These patents, and any patents that may issue from our pending patent applications relating to Oxbryta analogs in the United States or from corresponding foreign patent applications, if issued, are currently expected to expire between 2032 and 2039, absent any applicable patent term extensions. Some of these pending patent applications are jointly owned by us and the Regents, as described below. With regard to GBT601 specifically, we are the sole owner of an issued U.S. patent covering its composition of matter, which will expire in 2039, absent any applicable patent term extensions. Any foreign patents, if issued from the same patent family, are expected to expire in 2039, absent any applicable patent term extensions.
With regard to inclacumab, we are the exclusive worldwide licensee of Roche’s patent portfolio relating to inclacumab, which includes issued U.S. and foreign patents and pending applications covering the composition of matter of inclacumab. We expect inclacumab to be eligible for regulatory exclusivity (e.g., data exclusivity for biologics and orphan drug exclusivity) in various jurisdictions such as the U.S. and Europe, which exclusivities may extend beyond patent expiry. For example, we expect inclacumab, if approved, would be eligible for regulatory exclusivity (e.g., data exclusivity for biologics and orphan drug exclusivity) in various jurisdictions such as the U.S. and Europe, which exclusivities may extend beyond patent expiry in the case of inclacumab.
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
U.S. drug development
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, voluntary product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.
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
The nonclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for any of our product candidates, will be granted on a timely basis, or at all. The data required to support an NDA are generated in two distinct development stages: nonclinical and clinical. The nonclinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human
toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing in humans. As the drug sponsor, we must submit the results of the nonclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans and must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trial and places the IND on clinical hold within that
30-day
time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. The FDA also may impose a partial clinical hold that would limit a trial, for example, to certain doses or for a certain length of time or to a certain number of subjects.
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

•
Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose of the product candidate required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.

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

Under PDUFA, each NDA is typically accompanied by a user fee (adjusted on an annual basis). According to the FDA’s fee schedule, effective through September 30, 2021, the user fee for an NDA is $2,875,842. PDUFA also imposes an annual prescription drug product program fee for human drugs ($336,432). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business having fewer than 500 employees. Additionally, an application for a product that has been designated as a drug for a rare disease or condition (referred to as an orphan drug) under section 526 of the FDCA is not subject to an application fee unless the application includes an indication for other than a rare disease or condition. Oxbryta for the treatment of SCD has been granted orphan drug designation by the FDA and by the EC.
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
After the FDA evaluates an NDA, it will issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter indicates that the review cycle of the application is complete and the application will not be approved in its present form, and usually describes all of the specific deficiencies in the NDA identified by the FDA. The complete response letter may require additional clinical data and/or additional clinical trial(s), and/

or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, withdraw the application, or request a hearing. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.
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
Our NDA seeking approval for Oxbryta for the treatment of SCD qualified for the orphan user fee exemption from the PDUFA application fee. In addition, we should qualify for additional incentives, including tax credits for qualifying clinical trials of Oxbryta, and Oxbryta also qualified for a substantial period of regulatory market exclusivity, which will expire on November 25, 2026. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, or by providing a major contribution to patient care. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product for a different indication than that for which the orphan product has exclusivity. A competitor could also block the approval of one of our products for seven years by obtaining orphan product exclusivity for the same product (or a competitor product that contains our product candidate) for the same indication we are seeking. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the EU has similar, but not identical, requirements and benefits.
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
United States patent term restoration and marketing exclusivity and biosimilars in the U.S. and EU
Depending upon the timing, duration and specifics of the FDA approval of Oxbryta and any of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half
the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the patent term extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves any application for patent term extension or restoration. Following the FDA approval of Oxbryta, we applied for restoration of patent term (also referred to as patent term extension) for Oxbryta.
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
In addition, in the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar” or “biosimilar” to or “interchangeable” with an FDA approved biological product. This pathway allows competitors to reference the FDA’s prior approvals regarding innovative biological products and data submitted with a BLA to obtain approval of a biosimilar application twelve years after the time of approval of the innovative biological product. The twelve-year exclusivity period runs from the initial approval of the innovator product and not from approval of a later new indication, if any. In addition, the twelve-year exclusivity period does not prevent another company from independently developing a product that is highly similar to the innovative product, generating all the data necessary for and seeking approval under a full BLA. Further, it is possible that a biosimilar applicant could obtain approval for one or more of the indications approved for the innovator product by extrapolating clinical data from one indication to support approval for other indications. In the European Union, the European Commission has similarly granted marketing authorizations for biosimilars once the marketing exclusivity rights for the innovator product have expired. The EMA has published general and product class-specific guidelines to assist biosimilar developers in preparing marketing authorization applications for biosimilars. An applicant for a marketing authorization for a biosimilar in the European Union is required to demonstrate through comparability studies with the ‘reference’ biological medicine that: (i) their biological medicine is highly similar to the reference medicine, notwithstanding natural variability inherent to all biological medicines; and (ii) there are no clinically meaningful differences between the biosimilar and the reference medicine in terms of safety, quality and efficacy. Both the United States and the EU provide pathways for biologics competitors to seek approval for biosimilar products at the end of the relevant exclusivity period or, in some circumstances, before such period expires (for example, if a biosimilar applicant obtains approval for one or more of the indications approved for the innovator product by extrapolating clinical data from one indication to support approval for other indications). We are aware of many pharmaceutical and biotechnology and other companies that are actively engaged in research and development of biosimilars or interchangeable products.

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
Regulations governing data collection and the use, processing and cross-border transfer of personal information
We have subsidiaries, employees and operations in Europe, which subject us to additional privacy restrictions, including in relation to employee information. We have also conducted, and expect to continue to conduct, clinical trials or continue to enroll subjects in our ongoing or future clinical trials in certain jurisdictions in which we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the

GDPR, which became effective in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR has increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will continue to be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s exit from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.
California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. Effective as of January 2020, the CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt out of certain sales or transfers of personal information, and also regulates employee information. Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters in November 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). While there is currently an exception in the CCPA and CPRA for protected health information that is subject to HIPAA, the CCPA and CPRA do and will impact our business activities. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas.
European Union drug development, Orphan Drug and PRIME designations
In the EU, our product candidates may also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory authorities has been obtained.
Similar to the United States, the various phases of nonclinical and clinical research in the EU are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC, or Directive, has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the Member State regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, or Regulation. which is set to replace the current Clinical Trials Directive 2001/20/EC. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new Regulation, which will be directly applicable in all Member States, aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications. It is expected that the new Regulation will apply following confirmation of full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the regulation, through an independent audit, which is currently anticipated to occur in December 2021.
In November 2016, the EC, acting on a positive recommendation from the Committee for Orphan Medicinal Products, or COMP, of the EMA, designated Oxbryta as an orphan medicinal product for the treatment of SCD. Orphan drug status in the EU has similar, but not identical, requirements and benefits to US orphan drug status, including 10 years of marketing exclusivity from the approval of the marketing authorization, designated product-specific consultation by the EMA, and certain reductions or exemptions in regulatory fees.
In June 2017, the EMA granted PRIME designation for Oxbryta for the treatment of SCD. The PRIME program is a new regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need, where there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage. It is intended to build upon the scientific advice scheme and accelerated assessment procedure offered by EMA. The scheme is voluntary, and eligibility criteria must be met for a medicine to qualify for PRIME. The PRIME scheme is open to medicines under development and for which the applicant intends to make an initial marketing authorization application through the Centralized Procedure. If a medicine is selected for the PRIME scheme, the EMA:

•
appoints a rapporteur from the Committee for Medicinal Products for Human Use, or CHMP, or from the Committee for Advanced Therapies, or CAT, to provide continuous support and to build up knowledge of the medicine in advance of the filing of a marketing authorization application;

•	issues guidance on the applicant’s overall development plan and regulatory strategy;

•	organizes a kick-off meeting with the rapporteur and experts from relevant EMA committees and working groups;

•	provides a dedicated EMA contact person; and

•	provides scientific advice at key development milestones, involving additional stakeholders, such as health technology assessment bodies and patients, as needed.
Medicines that are selected for the PRIME scheme are also expected to benefit from the EMA’s accelerated assessment procedure at the time of application for a marketing authorization. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.
European Union drug review and approval
In the European Economic Area, or EEA, which is currently comprised of the Member States of the EU plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:
The centralized MA is issued by the EC through the Centralized Procedure, based on the opinion of the CHMP, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-

therapy medicines (gene-therapy, somatic cell-therapy or tissue-engineered medicines), and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. This mandatory Centralized Procedure applies in the case of Oxbryta for SCD, in light of the 2016 designation of Oxbryta as an orphan medicinal product for the treatment of SCD.
The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
Under the Centralized Procedure the maximum timeframe for the evaluation of an MAA by the EMA is generally 210 days, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the EC, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MAA under the accelerated assessment procedure is generally 150 days, but it is possible that the CHMP may revert to the standard time limit for the Centralized Procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in other Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which an MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a National MA in all the relevant Member States (i.e., in the RMS and the Concerned Member States).
Under the above-described procedures, before granting an MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
Now that the UK (which includes Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized MAs (while under the Northern Irish Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of two years from January 1, 2021, the MHRA may rely on a decision taken by the EC on the approval of a new MAA in the Centralized Procedure to more quickly grant a new Great Britain MA. A separate application will, however, still be required. The MHRA also has the power to have regard to MAs approved in EEA Member States through Decentralized or Mutual Recognition Procedures with a view to more quickly granting an MA in the UK or Great Britain.

European Union market and data exclusivity
In the EEA, innovative medicinal products, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical
or clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EEA. During the additional two-year
period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year
period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with existing therapies. However, even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained an MA based on a MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
European Union orphan designation and exclusivity
In the EEA, the EC, after reviewing the opinion of the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions and either (i) such condition affects not more than 5 in 10,000 persons in the EEA, or (ii) it is unlikely that the development of the medicine would generate sufficient return to justify the necessary investment in its development. In either case, the applicant must also demonstrate that no satisfactory method of diagnosis, prevention, or treatment for the condition has been authorized (or, if a method exists, the product would be a significant benefit to those affected compared to the product available).
In the EEA, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following marketing authorization approval. During this market exclusivity period, neither the EMA nor the EC nor any of the competent authorities in the EEA Members States can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be revoked in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the marketing authorization holder consents to such revocation; or (iii) the marketing authorization holder cannot supply enough orphan medicinal product. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In November 2016, we were granted orphan drug designation in the EU for Oxbryta for the potential treatment of SCD.
From January 1, 2021, a separate process for orphan drug designation applies in Great Britain. There is no pre-marketing
authorization orphan designation (as there is in the EEA) and the application for orphan designation will be reviewed by the MHRA at the time of the marketing authorization application. The criteria are the same as in the EEA, except that they apply to Great Britain only (i.e., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain).

Brexit and the Regulatory Framework in the UK
In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as Brexit). Thereafter, in March 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The UK formally left the EU at the end of January 2020, with a transition period from February through December 2020 during which EU pharmaceutical law remained applicable to the UK. It remains to be seen how Brexit will impact regulatory requirements for medicinal products and devices in the UK in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.
Rest of the world regulation
For other countries outside of the EU and the United States, such as countries in the GCC region, Latin America, Eastern Europe, or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
If we or our partners fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
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

In recent years, additional laws have resulted in direct or indirect reimbursement reductions for certain Medicare providers, including:

•
The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, are suspended until March 31, 2021, and are currently scheduled to remain in effect through 2030 unless additional Congressional action is taken.

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
In many foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products, for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. It can also take a significant period of time after any regulatory approval to obtain various pricing and reimbursement approvals in various member states. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved.
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
There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including for specialty drugs. For example, there have been several recent federal Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket
drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket
costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning in January 2020, codifying an earlier CMS policy change.
During 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. Further, in November 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologics based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period from 2021 through 2027. However, the Interim Final Rule was not finalized and has been challenged in court and enjoined from implementation. Additionally, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also created a new safe harbor for price reductions reflected at the point-of-sale,
as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Finally, in May 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
Research and Development
Research and development expenses were $155.1 million for the year ended December 31, 2020, $174.6 million for the year ended December 31, 2019 and $131.3 million for the year ended December 31, 2018.
Financial Information about Segments
We operate in a single accounting segment—dedicated to discovering, developing and commercializing novel therapeutics to treat grievous blood-based disorders. Refer to Note 1, “Organization and Basis of Presentation” in the Notes to Consolidated Financial Statements included elsewhere in this report.
Corporate Information
We were incorporated in Delaware in February 2011 and commenced operations in May 2012. Our principal executive offices are located at 181 Oyster Point Blvd., South San Francisco, California 94080. Our telephone number is
(650) 741-7700
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
Our business depends heavily on our ability to successfully commercialize our first approved product, Oxbryta, for the treatment of sickle cell disease, or SCD. Oxbryta or any future drug of ours approved for commercial sale may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community and marketplace. If Oxbryta or any other approved drug does not achieve an adequate level of acceptance, we may not generate significant revenue from drug sales and we may not become profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that the drug, in addition to treating the target indication, also provides incremental health benefits to patients. For example, there have been numerous instances of government and private payors placing restrictions on coverage for products approved by the U.S. Food and Drug Administration, or FDA, under the FDA’s Subpart H regulations, or Subpart H. Our efforts to educate the medical community and third-party payors about the benefits of Oxbryta or any future drug approved for commercial sale will require significant resources and may never be successful. The degree of market acceptance of Oxbryta and any other approved drugs that we may pursue will depend on a wide range of factors, including:

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
SARS-CoV-2,
which causes coronavirus disease 2019
(COVID-19),
evolved into a global pandemic that has significantly impacted people and entities throughout the world. In light of the
COVID-19
pandemic, we temporarily

suspended our field team from most
in-person
interactions, including visits to physician offices, clinics and hospitals as well as in-person
meetings with payors. The
COVID-19
pandemic has also reduced our ability to engage with the medical and investor communities. These and other measures have impacted our ability to commercialize Oxbryta and may significantly impact our business in general, and we may continue to experience disruptions to our commercial efforts as well as other disruptions that could materially impact our business.
If our sales and marketing capabilities for Oxbryta in the United States are not effective, or we are unable to establish or secure effective sales and marketing capabilities for any future drug approved for commercial sale in the United States or another geographic market, we may be unsuccessful in our commercial efforts.
In 2019, we established the infrastructure we believed was adequate for the commercial launch of Oxbryta in the United States, which occurred in December 2019. This included establishing a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize Oxbryta in the United States. Our commercialization of Oxbryta in the United States will continue to be expensive, difficult, risky and time consuming, and we may not deploy or have adequate resources over time to support the successful commercialization of Oxbryta. Any failures or delays in our commercial efforts, including with respect to any changes in related resources or activities following launch, could adversely impact the commercialization of Oxbryta or any other products, if any are approved.
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
In light of the
COVID-19
pandemic, we have temporarily suspended our field team from most in-person
interactions, including visits to physician offices, clinics and hospitals as well as in-person
meetings with payors. While we are continuing to engage with healthcare professionals and payors through digital and internet-based education and outreach, the impact of temporarily suspending our field force from in-person
interactions is unknown. We have seen a significant decrease in weekly new patient prescriptions for Oxbryta from a peak in early March, and we expect the rate of new patient prescriptions may remain lower, depending on the course of the pandemic.
Another potential challenge for our commercial efforts is frequency of doctor visits by SCD patients. We believe that nearly half of Medicaid and Medicare patients living with SCD do not see a hematologist at least once per year. This infrequency of doctor visits, which has been exacerbated during the
COVID-19
pandemic, may impede prescriptions for Oxbryta.
With respect to certain geographical markets, we may seek to enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize Oxbryta or future drugs, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may also be competing with companies that currently have extensive and well-funded marketing and sales operations. For example, in November 2019, the FDA approved Novartis’ biologic, crizanlizumab, for the reduction of the frequency of vaso-occlusive crises, or VOCs, in patients with SCD, and, in October 2020, Novartis announced that the European Commission approved crizanlizumab for the prevention of recurrent VOCs in patients with SCD. Without an effective internal team or the support of a third party to perform marketing and sales functions, we would be unable to compete successfully against more established companies, and our commercial efforts and ability to generate revenues would be impaired.

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
In many
non-U.S.
jurisdictions, including some countries in the European Union, or EU, the proposed pricing for a drug must be approved before it may be lawfully marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted and reimbursement may in some cases be unavailable. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. The requirements governing drug pricing vary widely from country to country and products may be subject to continuing governmental control following approval. For example, reimbursement in the European Union, or EU, must be negotiated on a country-by-country
basis and, in many countries, the product cannot be commercially launched until reimbursement is approved. Furthermore, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use, including by approving a specific price for the medicinal product or adopting a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In addition, to obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, or to meet other criteria for pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products or product candidates.
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
Our current plans include the pursuit of commercialization for Oxbryta in Europe, the Gulf Cooperation Council, or GCC, region and Latin America. If we commercialize Oxbryta and any future drugs we may develop or obtain in foreign markets, we would be subject to additional risks and uncertainties, including:

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
Even if a product candidate is approved, regulatory authorities may still impose significant restrictions on its indicated uses, approved labeling, distribution or marketing or may impose ongoing requirements for potentially costly post-marketing studies. For example, because the FDA approved Oxbryta under the accelerated approval pathway under Subpart H, we must conduct at least one post-marketing confirmatory study to verify clinical risk/benefit, which we intend to satisfy through our HOPE-KIDS 2 Study, and we may not be able to successfully and timely complete this study or any other post-marketing confirmatory study as required to maintain approval or achieve full approval. Also, the FDA has restricted the indicated use of Oxbryta under the approved label to patients 12 years and older. While we plan to conduct additional studies to potentially lower the indicated age range to 9 months of age, failure to reach agreement with the FDA on these studies, failure to obtain adequate results from them, or disagreements with regulatory authorities over the interpretation of the results may prevent expansion of the age range within our approved label.

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
In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMPs. For Oxbryta, inclacumab and any other product candidates we may pursue, we are wholly reliant on third party contract manufacturers for clinical as well as any commercial supplies of product candidates and products. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP requirements and must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We are also required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities, and to comply with requirements concerning advertising and promotion for Oxbryta and any future products. In addition, we are subject to very rapid reporting obligations relating to any adverse events or serious adverse events relating to Oxbryta and our product candidates. Our failure to report adverse events we become aware of within the prescribed timeframes could have serious negative consequences for our commercialization, development programs, business and operations. In addition, any promotional communications or materials for prescription drugs are subject to a variety of complex legal and regulatory restrictions, including, but not limited to, consistency with the approved product’s approved label. Failure to obey these standard marketing requirements for Oxbryta or any other approved product, if any, could have serious negative consequences for our commercialization activities, business and operations.
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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform and other factors. Federal and state enforcement bodies in the United States regularly pursue a large number of investigations, prosecutions, convictions and settlements in the healthcare industry, and in the EU, enforcement of the General Data Protection Regulation 2016/679, known as GDPR, is increasing. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion of products or individuals from U.S. government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance
with these laws, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable requirements, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.
Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
In the United States, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could restrict or regulate post-approval activities, affect our ability to profitably sell Oxbryta and any other drug candidates for which we obtain marketing approval, and prevent or delay marketing approval of our drug candidates. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act or ACA, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. Since its enactment, there have been many judicial, executive and legislative challenges to numerous aspects of the ACA. The full impact on our business of the ACA, the potential impacts of any challenges, including any laws repealing and/or replacing elements of it, as well as the political uncertainty surrounding any repeal or replacement legislation, remain unclear.
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
There have been multiple recent U.S. congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs and biologics. In addition, Congress and multiple presidential administrations have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.
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
We expect federal and state healthcare reform measures that may be adopted in the future in the United States may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our pharmaceutical products and additional downward pressure on the price that we receive for Oxbryta and any of our drug candidates approved for use. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. These legislative and executive efforts have significantly increased uncertainty regarding the availability of healthcare programs, insurance coverage and reimbursement as a general matter as well as for Oxbryta and our product candidates, and we cannot predict how these events will impact our business or operations. Accordingly, at this time it is difficult to determine the full impact of these efforts on our business. In the United States, many patients with SCD participate in the Medicaid program, and the impact of uncertainty or changes relating to the ACA or healthcare programs, insurance coverage or reimbursement generally have a particularly significant impact on our business or results of operations.
We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize Oxbryta and our product candidates.
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies and development candidates that are or may compete with Oxbryta and inclacumab for the potential treatment of SCD. For example, the FDA approved Novartis’ crizanlizumab in November 2019. Both crizanlizumab and inclacumab are human monoclonal antibodies against
P-selectin
for the treatment of VOCs in patients with SCD. The FDA’s approval of crizanlizumab resulted in another new and innovative SCD product entering the United States SCD market approximately one week earlier than Oxbryta, and substantially earlier than any potential approval of our inclacumab product candidate (which could be a direct competitor to crizanlizumab). As a result, the commercialization of crizanlizumab may also impact our commercialization of Oxbryta in the United States, as well as inclacumab if we are successful in developing and obtaining approval for it for SCD patients. In addition, Novartis announced in October 2020 that the European Commission approved crizanlizumab for the prevention of recurrent VOCs in patients with SCD.
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
Our initial development and commercialization efforts are focused on the potential of Oxbryta to treat SCD. Our projections of both the number of people who have SCD, as well as the subset of people with SCD who have the potential to benefit from treatment with Oxbryta, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of SCD. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potential addressable patient population for Oxbryta and our product candidates may be limited or may not be amenable to treatment with Oxbryta or our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Restrictions on labeling of any approved product, including any restrictions that may be imposed in connection with any approval under Subpart H, may also limit the size of the potential market for Oxbryta and our product candidates. Further, even if we obtain significant market share for Oxbryta or any other drug we may develop or obtain, because the potential target populations are small, we may never achieve profitability despite obtaining such significant market share.

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
We are a biopharmaceutical company with only one drug, Oxbryta, approved for marketing, and such approval is only for the United States. We also have a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing Oxbryta, and our current clinical development activities are focused on Oxbryta and our drug candidates. In August 2018, we entered into an exclusive worldwide license agreement with F. Hoffman-LaRoche and
Hoffman-La
Roche Inc., collectively, Roche, for the development and commercialization of inclacumab.
We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses for the years ended December 31, 2020, 2019, and 2018 were $247.6 million, $266.8 million, and $174.2 million, respectively. As of December 31, 2020, we had an accumulated deficit of $986.5 million. We only begun to generate revenues with the December 2019 commercial launch of Oxbryta, and have financed our operations primarily through the sale of equity securities. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

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
We are currently commercializing Oxbryta and investigating Oxbryta in clinical development to support its potential full approval by the FDA and opportunities for potential label expansion. Among other activities, we are evaluating the safety and pharmacokinetics of single and multiple doses of Oxbryta in our HOPE-KIDS 1 Study, a Phase 2a clinical trial in adolescent and pediatric patients with SCD. Our clinical program for Oxbryta also includes our HOPE-KIDS 2 Study, which is our TCD post- confirmatory study of Oxbryta in SCD (to potentially satisfy the FDA’s requirement for a post-confirmatory study under Subpart H). In light of the
COVID-19
pandemic, we temporarily delayed or paused our research and development activities, including temporarily pausing screening and enrollment in all
GBT-sponsored
clinical studies (including our HOPE-KIDS 2 Study). Activities on our clinical trials have now resumed, with appropriate measures in place. Assessment of the long-term impact of
COVID-19
on our clinical trials is ongoing. In addition, we have initiated and plan to initiate clinical trials on our product candidates, inclacumab and GBT601, and we are conducting nonclinical research activities in other programs.
Discovering, developing and commercializing biopharmaceutical products is expensive and time-consuming, and we expect our selling, general and administrative and research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue to commercialize Oxbryta and engage in research and development efforts for Oxbryta, inclacumab and other product candidates that we may identify and pursue in clinical trials. As of December 31, 2020 and December 31, 2019, we had working capital of $553.1 million and $556.5 million, respectively, and capital resources consisting of cash and cash equivalents and short and long-term marketable securities totaling $560.9 million and $695.0 million, respectively. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. Because the outcome of commercialization, reimbursement and any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully commercialize Oxbryta and complete our ongoing and planned additional development of activities for Oxbryta or any other future product candidates.
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

•	the time and cost necessary to conduct and complete multiple ongoing studies (including our HOPE-KIDS 1 Study, our Phase 3 HOPE-KIDS 2 Study and other studies);

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
In December 2019, we entered into a loan agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, Biopharma Credit Investments V (Master)

LP, as a lender, and BPCR Limited Partnership, as a lender, for a senior secured credit facility under which we were extended an initial term loan of $75.0 million upon execution of the loan agreement and an additional term loan of $75.0 million in November 2020. Borrowings under the Term Loan are secured by a first priority security interest in and a lien on substantially all of our assets, subject to certain exceptions.
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
We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities such as the European Medicines Agency, or EMA, is lengthy and unpredictable and depends upon numerous factors. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have only obtained regulatory approval for Oxbryta in the United States. In January 2021, the EMA accepted for review our Marketing Authorization Application, or MAA, seeking full marketing authorization of Oxbryta to treat hemolytic anemia in SCD patients ages 12 years and older, and the MAA is undergoing standard review by the EMA. We also plan to submit by mid-2021 a supplemental New Drug Application, or sNDA, to expand the current Oxbryta label to include treatment of SCD in children ages 4 to 11 years, under the FDA’s accelerated approval pathway. Thereafter, we also plan to submit a New Drug Application, or NDA, for a new age-appropriate formulation for this patient population. In addition, Great Britain will no longer be covered by centralized MAs, which, if granted, will include our MA for Oxbryta, as a result of the UK’s exit from the EU (often referred to as Brexit). We, therefore, plan to utilize the decision reliance procedure available for a period of two years from January 1, 2021, to seek approval of Oxbryta in Great Britain by the Medicines and Healthcare products Regulatory Agency, or MHRA, if our MA is granted by the EMA. While utilizing such decision reliance procedure may significantly accelerate the potential regulatory approval of Oxbryta in Great Britain as compared to making a completely separate application in parallel to our EMA MAA, we will still need to make a separate application to the MHRA and there is no guarantee as to if or when the MHRA will approve such application. It is possible that we will never obtain these or any other regulatory approvals for Oxbryta, for inclacumab or for any other product candidates we may seek to develop in the future.
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
The FDA approved Oxbryta through the accelerated approval process under Subpart H, and we plan to seek approval under the accelerated approval process under Subpart H for a sNDA to expand the current Oxbryta label to include treatment of SCD in children ages 4 to 11 years. While the FDA approved Oxbryta under Subpart H, we cannot be assured that our planned sNDA will benefit from or receive accelerated approval under Subpart H, or that any other product candidates that we may develop will qualify for or benefit from any such expedited programs in the United States, including under Subpart H, or in any foreign regulatory jurisdictions.

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
To date, we have invested a majority of our efforts and financial resources in the nonclinical and clinical development of Oxbryta, including conducting nonclinical studies and clinical trials, submitting and obtaining approval for an NDA, and providing general and administrative support for these operations. Our other clinical product candidates are in the earlier stages of development, and our only clinical development program for Oxbryta is in SCD. Our future success is highly dependent on our ability to successfully continue to develop, obtain and maintain regulatory approval for, and commercialize Oxbryta inside and outside the United States for SCD.
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
COVID-19
on our clinical trials is ongoing.

All of our other programs are in earlier stages of research and development. As a result, even after in-licensing
the inclacumab program, we are very dependent on Oxbryta for our business, prospects, financial condition and results of operations.
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
As we continue our clinical development of Oxbryta, the additional data we generate could be different from, including less favorable in terms of efficacy and/or safety, than the data generated and discussed with the FDA to date. If this were to occur, it could significantly impact our continued development and commercialization of Oxbryta. In addition, depending on the results we obtain from our HOPE-KIDS 2 Study, which we intend to satisfy our post-approval confirmatory requirement under Subpart H, accelerated approval of Oxbryta under Subpart H may be withdrawn (which would also mean full approval would not be achieved, and could also mean that Oxbryta could be required to be removed from the market) if the required post-marketing confirmatory program is not completed or if the FDA determines the results do not verify clinical risk/benefit. If our planned submission of a sNDA to expand the current Oxbryta label to include treatment of SCD in children ages 4 to 11 years is approved and our HOPE-KIDS 2 Study also serves as the post-approval confirmatory study under Subpart H for any such pediatric approval, any accelerated approval of Oxbryta in this pediatric population, if any, may be withdrawn as well depending on the results we obtain from the HOPE-KIDS 2 Study. We do not have a special protocol assessment agreement in place with the FDA for our HOPE-KIDS 2 Study.
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
We did not achieve statistically significant results with respect to either potential key secondary endpoint in Part A of the HOPE Study (relating to episodes of VOCs and to the Patient Reported Outcome instrument developed by us), and we may not achieve key endpoints in other clinical trials, such as any post-marketing confirmatory studies. In addition, we may not achieve the same results with respect to the primary endpoint in Part A of the HOPE Study in other ongoing of future clinical trials, including our ongoing TCD post-confirmatory study, the HOPE-KIDS 2 Study. Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain and maintain regulatory approvals for Oxbryta, inclacumab and any other product candidates that we may pursue, would have an adverse impact on our business, prospects, financial condition and results of operations.
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
In addition, nonclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval, in part because of differing interpretations of data and results by regulatory authorities. For example, our HOPE-KIDS 1 Study and our ActIVe Phase 4 study designed to evaluate the effect of Oxbryta on exercise capacity, as measured by cardiopulmonary exercise testing (CPET) in patients 12 years of age and older with SCD, utilize an “open-label” trial design, and we may use open-label trial designs in the future. An open-label clinical trial is one in which both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. In many cases, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels, as in the case of our HOPE-KIDS 1 Study. Open-label clinical trials may be subject to “patient bias,” where patients perceive their symptoms to have improved merely due to their awareness of receiving the treatment under investigation, or “investigator bias,” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of the treatment administered to patients and may interpret the information of a treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with Oxbryta or any of our product candidates when studied in a controlled environment with a placebo or active control. In addition, data and results from later studies or programs may conflict with earlier findings for a variety of other reasons.
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
The FDA approved Oxbryta for the treatment of SCD under the accelerated approval pathway under Subpart H, and approval under this accelerated pathway means that we are required to conduct at least one post-marketing confirmatory study sufficient to verify Oxbryta’s clinical benefit, which we intend to satisfy through our HOPE-KIDS 2 Study. With respect to Europe, the EMA accepted for review our Marketing Authorization Application, or MAA, seeking full marketing authorization of Oxbryta to treat hemolytic anemia in SCD patients ages 12 years and older. The MAA is undergoing standard review by the EMA, and it includes data from our Phase 3 HOPE Study and our Phase 2 HOPE-KIDS 1 Study, both of which enrolled patients at clinical sites in Europe.
Foreign authorities may not consider the results of our ongoing, planned or potential future clinical trials of Oxbryta to be sufficient to obtain or maintain any regulatory and/or pricing or reimbursement approvals outside of the United States. For example, in the EU the EMA may not approve the MAA we have submitted which is under standard review for the potential approval of Oxbryta to treat hemolytic anemia in SCD patients ages 12 years and older. Any post-marketing confirmatory studies, if required, would result in increased costs and potential delays in the clinical development and marketing approval process outside the United States, which may require us to expend more resources than are available to us. In addition, it is possible that the FDA and the comparable foreign authorities may have divergent opinions on the elements necessary for a successful NDA or other application for marketing authorization, as applicable, which may cause us to alter our development, regulatory and/or commercialization strategies.
We may encounter substantial delays in conducting or completing our clinical trials, which in turn will result in additional costs and may ultimately prevent successful or timely completion of the clinical development and commercialization of Oxbryta, inclacumab or any other product candidates we may identify and pursue.
Before obtaining marketing approval from regulatory authorities for the sale of any our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. In addition, because the FDA approved Oxbryta under the accelerated approval pathway under Subpart H, we must conduct at least one post-marketing confirmatory study to verify clinical risk/benefit, which we intend to satisfy through our HOPE-KIDS 2 Study. Clinical testing is expensive, time-consuming and uncertain as to outcome, and we cannot guarantee that any of our current or future clinical trials for Oxbryta or any other product candidates we may pursue will be conducted as planned or completed on schedule, if at all. For example, in light of the
COVID-19
pandemic, we temporarily paused all site activation, screening and enrollment activities for our HOPE-KIDS 2 Study (other than, where feasible, contracting and other administrative study start-up
activities). Activities on our clinical trials have now resumed, with measures in place that we believe are appropriate. Assessment of the long-term impact of
COVID-19
on our clinical trials is ongoing, and it is unknown whether we will be required to pause or delay such activities again in the future. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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
Although the FDA and the EMA have each granted orphan drug designation to Oxbryta for the treatment of SCD, we may apply for orphan drug designation for Oxbryta in other jurisdictions or for other indications, or for inclacumab or other product candidates we may develop and pursue in the future. Applicable regulatory authorities may not grant us these additional designations. In addition, the exclusivity granted under any orphan drug designations that we have received from the FDA and the EMA, or may receive from any other regulatory authorities (if any), may not effectively protect Oxbryta or any other product candidate we pursue from competition because different drugs can be approved for the same condition. For example, in the United States, even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior, or the FDA can approve a competitor application for the same drug for a different indication than the orphan drug designation. In addition, legislators or regulators may reevaluate and elect to modify orphan drug exclusivity laws or regulations in ways that could materially impact existing or future orphan drug designations. We do not know if, when, or how such authorities may change their orphan drug regulations and policies in the future, and it is uncertain how any changes may affect our business. Any inability to secure or maintain orphan drug designation or the exclusivity benefits of this designation would have an adverse impact on our ability to develop and commercialize our product candidates. In addition, even if any orphan drug designations we receive are maintained, we may be unable to realize significant commercial benefits from these regulatory exclusivities for Oxbryta or any other product candidate we pursue.
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
In addition, in connection with any NDA or MMA for our product candidates, pre-approval
inspections by a regulatory agency of our facilities and/or those of third parties involved in the drug development program may occur, including at clinical trial sites, CMOs or other third parties on which we are very reliant. Significant negative results from pre-approval
inspections, if any, could materially delay potential approval of the drug candidate. Accordingly, our dependence on third-party CROs, other key vendors and other third parties may subject us to challenges, delays and costs that have a material adverse impact on our business, prospects, financial condition and results of operations.
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
We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture drug supplies for our ongoing commercialization of Oxbryta and for any clinical trials we are conducting or may conduct for Oxbryta, inclacumab or any other future product candidates, and we do not presently expect that we will establish or acquire the resources necessary to manufacture any of our product candidates on a commercial scale. We rely, and expect to continue to rely, wholly on third-party manufacturers to produce our product candidates for our clinical trials, as well as for commercial manufacture or any required post-marketing studies of Oxbryta, and we expect to do the same with respect to any other product candidates, if any, that receives marketing approval. If any manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which do not currently have or anticipate developing the requisite capabilities or resources, or enter into an agreement with one or more different manufacturers, which we may not be able to do on reasonable terms and timelines, if at all. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay the clinical development and potential regulatory approval of our product candidates, which could harm our business and results of operations. We expect to rely on multiple third parties for the manufacture of commercial supplies of Oxbryta as well as for inclacumab or any other product candidates, if approved.
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
All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for Oxbryta and for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs, or similar regulatory requirements outside the United States. These regulations govern manufacturing processes and procedures, including recordkeeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of Oxbryta or our product candidates. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production, seizures or voluntary recalls of product candidates or marketed drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect clinical or commercial supplies of Oxbryta, inclacumab or any of our future product candidates.
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
Additionally, if supply from one approved manufacturer is interrupted, an alternative manufacturer would need to be qualified through a supplement to an NDA, MAA variation or equivalent foreign regulatory filing, which would result in further delay, uncertainty and costs. If this occurs, our commercial distribution or clinical trials could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be proprietary to the original manufacturer and we may have contractual restrictions or other challenges in seeking to transfer such skills to a back-up
or alternate supplier. In addition to verifying that any new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations, we would also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product or product candidate according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays and costs associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which, in the case of the manufacturers that supply our product candidates, could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials and result in the suspension of or delays in our commercialization activities and clinical development plans. Any of these factors could cause us to incur higher costs and could cause the delay or termination of clinical trials, regulatory submissions, required approvals, or commercialization of Oxbryta or our product candidates. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.
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
The United States has enacted patent reform legislation from time to time and the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would diminish the value of our patents and patent applications or narrow the scope of our patent protection, or weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
Assuming the other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first-to-file
a patent application is entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or AIA, enacted in 2011, the United States has moved to a first-to-file
system similar to other countries’ systems. The AIA also includes a number of significant changes that affect the way patent applications are prosecuted, and may also affect patent litigation. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address certain of these provisions and the applicability of the AIA and new regulations remain to be issued. Accordingly, it is not clear what, if any, impact the AIA will have on the operation of our business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of patents that may issue from such patent applications, all of which could have a material adverse effect on our business and financial condition. Any further changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and patent applications or narrow the scope of our potential patent protection.
Our products and product candidates may be eligible for other forms of exclusivity (e.g., data exclusivity) for varying periods in varying jurisdictions. For example, we expect inclacumab, if approved, would be eligible for regulatory exclusivity (e.g., data exclusivity for biologics and orphan drug exclusivity) in various jurisdictions such as the U.S. and Europe, which exclusivities may extend beyond patent expiry in the case of inclacumab. Both the United States and the EU provide pathways for biologics competitors to seek approval for biosimilar products at the end of the relevant exclusivity period or, in some circumstances, before such period expires (for example, if a biosimilar applicant obtains approval for one or more of the indications approved for the innovator product by extrapolating clinical data from one indication to support approval for other indications). As a result, the available forms of exclusivity may not provide us with sufficient protections to exclude others from commercializing drugs similar or identical to ours.
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
non-compliance
with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We employ outside firms and rely on them to pay many of these fees. The USPTO and various non- U.S. governmental patent agencies require compliance with a number of complex procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, non-compliance
can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market, with a material adverse effect on our business.
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
The
COVID-19
pandemic has also reduced the ability to engage with the medical and investor communities, including due to the cancellation or reformatting of conferences scheduled throughout the year. For example, in light of the
COVID-19
pandemic, we temporarily suspended our field team from most
in-person
interactions, including visits to physician offices, clinics and hospitals as well as in-person
meetings with payors. These and other measures may significantly impact our ability to commercialize Oxbryta, such as by impacting new patient enrollments.
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
Furthermore, the
COVID-19
pandemic has resulted in, and could continue to cause, interruptions or delays in the operations of the FDA and other domestic or foreign regulatory agencies, which could impact the conduct of our clinical trials, the ability to seek agency input on our regulatory strategies and potential filings or interactions with regulatory agencies that oversee our research, development and promotional activities. For example, the
COVID-19
pandemic has led the FDA to place some foreign and domestic inspections on hold. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Additionally, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic and may also experience delays in their regulatory activities. The extent and impact of such any such disruptions or delays are currently unpredictable.
Our and our vendors’ and collaborators’ research, preclinical development, and manufacturing operations also may be adversely impacted by the
COVID-19
pandemic. We currently utilize third parties to, among other things, supply and manufacture raw materials, components, and Oxbryta and our product candidates, to ship Oxbryta and our product candidates and manufacturing materials, and to perform certain testing relating to Oxbryta and our product candidates, including clinical studies and stability testing. If we, or any third parties in our supply chain for materials which are used in either the manufacture of Oxbryta or our product candidates or the conduct of our research and development, are adversely impacted by restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted and our ability to manufacture and ship Oxbryta and our product candidates for commercial and research and development activities may be limited. In particular, the FDA has granted Emergency Use Authorization to certain vaccines for
COVID-19,
and more are likely to be authorized in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the supply needed to support the commercialization of Oxbryta or the development of our product candidates.
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
We may seek collaboration, distribution or other arrangements with pharmaceutical or biotechnology companies for the development or commercialization of Oxbryta, inclacumab and potential future product candidates. For example, we have entered into an License and Collaboration Agreement with Syros Pharmaceuticals, Inc., to discover, develop and commercialize novel therapies for SCD and beta thalassemia, as well as an exclusive agreement with Biopharma-Middle East and Africa, or
Biopharma-MEA,
to distribute Oxbryta in the GCC region. We may enter into additional collaboration, distribution or other arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective arrangements with leading pharmaceutical or biotechnology companies for our products or product candidates, both in the United States and internationally. To the extent that we decide to enter into such arrangements, we will face significant competition in seeking appropriate partners. Whether we reach a definitive agreement for any collaboration, distribution or other arrangement will depend, among other things, upon our assessment of the partner’s resources and expertise, the terms and conditions of the proposed arrangement and the proposed partner’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for a product or a product candidate, the costs and complexities of manufacturing and delivering a product or product candidate to patients, the potential of competing products, any uncertainty with respect to our ownership of technology, which can occur if there is a challenge to our ownership without regard to the merits of the challenge and industry and market conditions generally. Moreover, these arrangements are complex and time consuming to negotiate, document and implement, and we may not be successful in our efforts to establish and implement additional collaborations or other alternative arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.
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

Our current and anticipated international operations may expose us to business, regulatory, political, operational, financial, pricing and reimbursement and economic risks associated with doing business outside of the United States.
Our business strategy currently incorporates international expansion as we evaluate data from our Phase 3 HOPE Study, plan to conduct additional studies inside and outside the United States, and plan to seek to obtain regulatory approval to commercialize Oxbryta in additional patient populations inside the United States as well as in patient populations outside the United States. Doing business internationally involves a number of risks, including but not limited to:

•	restrictions and obligations imposed by privacy regulations, such as provisions under the GDPR, applicable to the collection and use of personal health data in the European Union;

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
Misconduct or other improper activities of our employees, agents, contractors or collaborators could adversely affect our reputation and our business, prospects, operating results and financial condition.
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
The market price of our common stock has experienced volatility since our initial public offering in August 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to successfully develop and commercialize Oxbryta, inclacumab or any other product candidates, including results relating to our commercialization of Oxbryta in the United States;

•	adverse results or delays in, or the halting of, our nonclinical studies or clinical trials, especially in our ongoing or future clinical program for Oxbryta for the treatment of SCD;

•	reports of adverse events from our commercialization or clinical trials of Oxbryta, or from clinical trials of any other product candidates that we may develop;

•
any delay in the review of, or potential action with respect to, our previous or planned filing of any IND, NDA or MAA for Oxbryta, inclacumab or for any other product candidates that we may develop and any adverse development or perceived adverse development with respect to the FDA’s or any other regulatory agency’s review of such filing;

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
We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our Amended and Restated 2015 Stock Option and Incentive Plan, or 2015 Plan. The

number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, in January 2017 our board of directors approved our 2017 Inducement Equity Plan, and thereafter amended and restated the plan as the Amended and Restated 2017 Inducement Plan, or the 2017 Inducement Plan. The 2017 Inducement Plan enables us and our subsidiaries to grant non-qualified
stock options and other equity-based awards to induce employees who are not currently employed by us or our subsidiaries to accept employment with us or our subsidiaries. As of December 31, 2020, there were 1,277,475 shares reserved under the 2017 Inducement Plan (subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock) for issuance to new employees entering into employment with us. In addition, we have reserved shares of common stock for issuance pursuant to our Amended and Restated 2015 Employee Stock Purchase Plan, or 2015 ESPP, which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2015 Plan, the 2017 Inducement Plan or the 2015 ESPP, our stockholders may experience additional dilution, and our stock price may fall.
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
Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 60% of our outstanding common stock as of December 31, 2020, based on the latest publicly available information.
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
We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change
net operating loss carryforwards, or NOLs, and other
pre-change
tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We experienced an ownership change as a result of our initial public offering and an ownership change as a result of some of our follow-on
offerings; however we do not believe that these ownership changes will significantly limit our ability to use these pre-change
NOL carryforwards. We may experience subsequent shifts in our stock ownership, including as a result of our future follow-on
offering, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change
NOL carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. On June 29, 2020, California enacted legislation AB 85 limiting our ability to use our state NOLs and imposing a cap on the amount of business incentives tax credits (R&D credit) for taxable years 2020, 2021, and 2022. In addition, pursuant to the Tax Cuts and Jobs Act of 2017 (as modified by the Coronavirus Aid, Relief, and Economic Security Act of 2020), we may not use net operating loss carry-forwards arising in taxable years beginning after December 31, 2017 to reduce our taxable income in any year beginning after December 31, 2020 by more than 80% and we may not carry back any net operating losses arising in taxable years ending after December 31, 2020 to prior years. These new rules apply regardless of the occurrence of an “ownership change.”
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
General Risk Factors
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
In addition, certain events have caused, and may cause or contribute to global financial crises, which have triggered and may in the future lead to extreme volatility and disruptions in the capital and credit markets. For example, in January 2020, the U.K. formally exited from the EU (such event commonly known as Brexit). Brexit has and could continue to adversely affect European and/or worldwide economic and market conditions and could continue to contribute to instability in the global financial markets and create uncertainty surrounding our business, including affecting our existing relationships with third parties that conduct some of our nonclinical studies and clinical trials and our ability to enter into new relationships with vendors and other third-party contractors, which could have an adverse effect on our business, financial results and operations. The measures could also adversely affect our ability to raise additional capital, potentially disrupt the markets in which we currently conduct and plan to conduct operations and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, changes in, and legal uncertainty with regard to, national and international laws and regulations may present difficulties for our clinical and regulatory strategy.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting for the purpose of providing the reports required by Section 404. Based on our assessment and using the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, criteria, our management, Chief Executive Officer and Chief Financial Officer, have concluded that, as of December 31, 2020, our internal control over financial reporting was effective. As required under Section 404 of Sarbanes-Oxley, our independent registered public accounting firm has tested the design and operating effectiveness of our controls over financial reporting and has provided the required attestation report with respect to our internal control over financial reporting. During the course of our or their subsequent review and testing, however, material weaknesses or significant deficiencies may be identified and we may be unable to remediate them before we must provide the required reports. If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from NASDAQ or other adverse consequences that would materially harm our business.
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
Item 1B.
Unresolved Staff Comments
None.
Item 2.
Properties
Our headquarters, where we have office and research and development laboratory space, is located in South San Francisco, California, where we lease 164,150 square feet of space pursuant to a noncancelable operating lease, or Lease.
We believe that our existing facilities are sufficient for our current needs and for the foreseeable future.

Item 3.
Legal Proceedings
As of the date of this annual report on Form
10-K,
we are not party to any material legal proceedings. In the future, we may become subject to legal proceedings and claims arising in the ordinary course of business.
Item 4.
Mine Safety Disclosures
Not applicable.
PART II
Item 5.
Market for Registrant
’
s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on The NASDAQ Global Select Market on August 12, 2015 and trades under the symbol “GBT”. Prior to such time, there was no public market for our common stock.
Recent Sales of Unregistered Securities
During the year ended December 31, 2020, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form
10-Q
or in a Current Report on Form
8-K.
Issuer Purchases of Equity Securities
We did not repurchase any securities during the quarter ended December 31, 2020.
Holders of Common Stock
As of February 18, 2021, there were 6 holders of record of 62,156,860 outstanding shares of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.
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

Biotechnology index, and the NASDAQ Pharmaceutical index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2015 to December 31, 2020.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Global Blood Therapeutics, Inc., the NASDAQ Composite Index,
the NASDAQ Biotechnology Index and the NASDAQ Pharmaceutical Index

*	$100 invested on 12/31/15 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Global Blood Therapeutics, Inc.	100.00	44.70	121.71	126.97	245.87	133.96
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
NASDAQ Biotechnology	100.00	78.65	95.67	87.19	109.08	137.90
NASDAQ Pharmaceutical	100.00	80.51	97.95	95.46	113.09	132.91

The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Item 6.
Selected Financial Data
The information set forth below for the three years ended December 31, 2020 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form
10-K
to fully understand factors that may affect the comparability of the information presented below (in thousands, except for share and per share data):

	Years Ended December 31,
	2020	2019	2018
Summary of Operations Data:
Product sales, net	$123,803	$2,108	$—
Costs and operating expenses
Cost of sales	1,986	48	—
Research and development	155,122	174,556	131,307
Selling, general and administrative	210,851	117,088	51,435
Gain on lease modification (1)	(984)	(8,301)	—

Total costs and operating expenses	366,975	283,391	182,742

Loss from operations	(243,172)	(281,283)	(182,742)
Interest income	5,834	15,591	8,964
Interest expenses	(9,809)	(894)	(346)
Other expenses, net	(406)	(180)	(69)

Net loss	$(247,553)	$(266,766)	$(174,193)

Basic and diluted net loss per common share	$(4.04)	$(4.57)	$(3.41)

Weighted-average number of shares used in computing basic and diluted net loss per common share	61,334,037	58,321,612	51,150,728

(1)	During the year ended December 31, 2020 and 2019, we recorded a gain on lease modification related to our prior premises located in South San Francisco, California.

	As of December 31,
(in thousands)	2020	2019	2018
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$560,892	$694,999	$591,815
Working capital	553,131	556,544	452,007
Total assets	724,002	796,099	617,643
Long-term debt	148,815	73,559	—
Accumulated deficit	(986,469)	(738,916)	(472,150)
Total stockholders’ equity	416,157	578,694	572,799

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
Overview
We are a biopharmaceutical company dedicated to the discovery, development and delivery of life-changing treatments that provide hope to underserved patient communities. Founded in 2011, our goal is to transform the treatment and care of sickle cell disease, or SCD, a lifelong, devastating inherited blood disorder that is marked by red blood cell, or RBC, destruction and occluded blood flow and hypoxia, which leads to anemia, stroke, multi-organ failure, severe pain crises, and shortened patient life span. Our mission is driven by the historical lack of understanding, investment and attention given to SCD. Although the fundamental cause of SCD has been understood for decades, therapeutic innovation and access to care has significantly lagged compared to many other rare diseases. For example, there are approximately three times more individuals in the U.S. living with SCD than cystic fibrosis, or CF. However, since the enactment of the Orphan Drug Act passed in 1983, only four drugs have been approved for SCD compared to 15 drugs approved for CF. As a result of the lack of treatment options, patients with SCD suffer serious morbidity and premature mortality.
In November 2019, the U.S. Food and Drug Administration, or FDA, granted accelerated approval for our first medicine, Oxbryta
®
(voxelotor) tablets for the treatment of SCD in adults and children 12 years of age and older. Oxbryta, an oral therapy taken once daily, is the first
FDA-approved
treatment that directly inhibits sickle hemoglobin, or HbS, polymerization, the root cause of SCD.
By early December 2019, we began to make Oxbryta available to patients through our specialty pharmacy partner network. In addition, we established GBT Source Solutions
®
, a comprehensive program for patients who are prescribed Oxbryta that provides a wide range of practical, educational and financial support customized to each patient’s needs. In addition, we have focused on securing reimbursement and expanding patient access. By the end of September 2020, one quarter ahead of our goal, we secured broad Oxbryta reimbursement coverage for 90% of lives covered by payers either through published policies or verified patient adjudication. We also secured fee-for-service
Medicaid coverage in 44 states, including all 17 priority states where most SCD patients live.
We have a number of ongoing clinical trials of Oxbryta. The Phase 2a HOPE-KIDS 1 Study, an open-label, single- and multiple-dose trial, is evaluating the safety, tolerability, pharmacokinetics and exploratory treatment effect of Oxbryta in pediatric patients aged 4 to 17 years with SCD. The Phase 3 HOPE-KIDS 2 Study, a post-approval confirmatory study we initiated in December 2019 as a condition of the accelerated approval of Oxbryta in the United States, uses transcranial Doppler, or TCD, flow velocity to seek to demonstrate a decrease in stroke risk in children 2 to 15 years of age. The ActIVe Phase 4 study, a pilot, open-label, single-arm
study, aims to evaluate the effect of Oxbryta on exercise capacity, as measured by cardiopulmonary exercise testing (CPET) in patients 12 years of age and older with SCD. We also expect to conduct additional clinical studies of Oxbryta, including to seek to expand the potential approved product label into younger pediatric populations as well as to study further the efficacy and safety profile of Oxbryta for SCD patients.
In January 2021, the European Medicines Agency, or EMA, accepted for review our Marketing Authorization Application, or MAA, seeking full marketing authorization of Oxbryta to treat hemolytic anemia

(which is low hemoglobin due to red blood cell destruction) in SCD patients ages 12 years and older, and the MAA is undergoing standard review by the EMA. In addition, we plan to submit by mid-2021 a supplemental New Drug Application, or sNDA, to expand the current Oxbryta label to include treatment of SCD in children ages 4 to 11 years, under the FDA’s accelerated approval pathway. Thereafter, we also plan to submit a New Drug Application, or NDA, for a new age-appropriate formulation for this patient population. To provide early access prior to potentially receiving additional marketing approval, we have established an expanded access protocol for eligible SCD patients in the United States and an early access program for eligible SCD patients for outside the United States. In addition, we have entered into an exclusive agreement with Biopharma-Middle East and Africa, or
Biopharma-MEA,
to distribute Oxbryta in the six countries that make up the GCC region (Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates), where the U.S. approval of Oxbryta can be referenced to allow for access to the medicine while health authorities conduct their reviews.
Beyond Oxbryta, we are engaged in other research and development activities, including working on new targets to potentially develop next generation of treatments for SCD, including inclacumab, a
P-selectin
inhibitor, which is a clinically validated target in SCD, known to reduce the incidence of vaso-occlusive crises, or VOCs, and our next generation hemoglobin polymerization inhibitor, GBT021601, or GBT601.
As part of our efforts to build our pipeline, we regularly evaluate opportunities to in-license,
acquire or invest in new business, technology or assets or engage in related discussions with other business entities.
We licensed inclacumab from F.
Hoffmann-La
Roche Ltd. and
Hoffmann-La
Roche Inc. (together, “Roche”) under the License Agreement we entered into in August 2018, or Roche Agreement. Prior to licensing inclacumab to us, Roche conducted clinical studies that enrolled more than 700 non-SCD
patients and demonstrated an encouraging pharmacokinetic, safety, and tolerability profile for inclacumab. We expect to be able to leverage the safety data from Roche’s prior clinical studies, as we proceed with our development of inclacumab as a potential treatment to reduce the frequency of VOCs in patients with SCD and to reduce the hospital VOC readmission rate for patients that require inpatient treatment for an initial VOC episode. We expect to initiate two pivotal clinical trials by the end of the first half of 2021. One study will be a chronic prevention study with an endpoint of the reduction in VOCs over a
48-week
treatment period, and the other study will focus on hospital readmissions with an endpoint of the reduction of the rate of readmission to hospitals for VOC within 90 days following an initial hospitalization for VOC.
While still in early stages, we have an ongoing collaboration with Syros Pharmaceuticals, Inc., or Syros, which we entered into with a License and Collaboration Agreement, or Syros Agreement, in December 2019, to discover, develop and commercialize novel therapies for SCD and beta thalassemia. We are currently exploring orally available, small molecule drugs designed to upregulate fetal hemoglobin. Under the Syros Agreement, we have an option to obtain an exclusive worldwide license to develop, manufacture and commercialize any compounds or products resulting from the collaboration, subject to Syros’ option to co-promote
the first product in the United States.
In March 2020, the Centers for Disease Control and Prevention, or CDC, declared a global pandemic related to
SARS-CoV-2,
the virus that causes coronavirus disease 2019, or
COVID-19,
and the pandemic has impacted our business, including our commercialization of Oxbryta and our research and development activities. For example, we implemented a temporary work from home policy; temporarily suspended our field team from most in-person
interactions, including visits to physician offices, clinics and hospitals as well as in-person
meetings with payors; and temporarily delayed or paused certain research and development activities, including screening and enrollment in all clinical studies sponsored by us. As we continue to monitor and work toward resumption of all trial activities, we are continuing with administrative trial-start up activities (such as contracting and IRB/EC approvals). Notably, the
COVID-19
pandemic has not significantly impacted our supply of Oxbryta. We continue to believe we have an adequate supply of Oxbryta to sustain estimated patient need through 2021, and we are continuing to produce Oxbryta tablets.

We have seen a significant decrease in weekly new patient prescriptions for Oxbryta from a peak in early March, and we expect the rate of new patient prescriptions may remain lower depending on the course of the pandemic. While we intend to resume normal operations as soon as practicable, we do not know for certain the extent or duration of these and other disruptions or the long-term impact on our business. Since mid-March
2020, when we made the decision to suspend
in-person
visits to health professionals our field teams, we have been engaging with healthcare professionals, or HCPs, and payors through increased use of digital and internet-based education and outreach, as well as limited face-to-face
engagements in some settings following appropriate
COVID-19
protocols.
We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sale of equity securities and debt financing. In December 2018, we completed a follow-on
offering and issued 3,409,090 shares of common stock at a price of $41.54 per share with proceeds of $141.1 million net of underwriting costs and commissions and offering expenses. In addition, in January 2019, we sold an additional 511,363 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $41.54 per share for proceeds of $21.2 million net of underwriting costs and commissions. In June 2019, we completed a follow-on
offering and issued 3,375,527 shares of common stock at a price of $57.12 per share with proceeds of $192.4 million net of underwriting costs and commissions and offering expenses. In addition, in July 2019, we sold an additional 100,000 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $57.12 per share for proceeds of $5.7 million net of underwriting costs and commissions. In December 2019, we entered into a $150.0 million term loan agreement and drew down proceeds of $72.5 million net of debt issuance costs. We drew down the remaining $74.8 million net of debt issuance costs in November 2020.
Our net losses were $247.6 million for the year ended December 31, 2020, $266.8 million for the year ended December 31, 2019 and $174.2 million for the year ended December 31, 2018. As of December 31, 2020, we had an accumulated deficit of $986.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We had $494.8 million in cash and cash equivalents and $66.1 million in marketable securities as of December 31, 2020.
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
Rebates:
We are subject to government mandated rebates for Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Benefit Program, and other government health care programs in the United States. Rebate amounts are based upon contractual agreements or legal requirements with public sector benefit providers. We use the expected-value method for estimating these rebates based on statutory discount rates and expected utilization. The expected utilization of rebates is estimated based on third party data from the specialty pharmacies and specialty distributor. Estimates for these rebates are adjusted quarterly to reflect the most recent information. We record an accrued liability for unpaid rebates related to products for which control has been transferred to Customers.
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
Chargebacks
: Chargebacks are discounts that occur when contracted parties purchase directly from a specialty distributor. Contracted parties, which currently consist primarily of Public Health Service Institutions and federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty distributor, in turn, charges back the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by the contracted parties to us. The reserves for chargeback are based on known sales to contracted parties. We establish the reserves for chargebacks in the same period that the related revenue is recognized, resulting in a reduction of product revenue and receivables.
Distributor fees:
Our specialty distributor provides distribution services to us for a fee, based on a contractually determined fixed percentage of sales. We estimate these distributor fees and record such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue. We record an accrued liability for unpaid distributor fees.
Each of the above items is variable consideration, which we record at the time of revenue recognition, and require significant estimates, judgement and information obtained from external sources. If management’s estimates differ from actual results, we will record adjustments that would affect product sales in the period of adjustment.
The following table summarizes activity with respect to our sales allowances and accruals for the year ended December 31, 2020 and 2019 (in thousands):

	Rebates, co-payment assistance, Medicare Part D coverage gap, product returns and distributor fees	Prompt payment discounts and chargebacks	Total
Balances at December 31, 2018	$—	$—	$—
Provision related to current period sales	529	113	642
Credit or payments made during the period	—	—	—

Balances at December 31, 2019	$529	$113	$642
Provision related to current period sales	13,697	4,351	18,048
Credit or payments made during the period	(7,821)	(3,713)	(11,534)

Balance at December 31, 2020	$6,405	$751	$7,156

Other revenue recognition considerations
Oxbryta is our only product. The only performance obligation included in our contracts is the delivery of Oxbryta to our Customers. Therefore, no allocation of transaction price among performance obligations is necessary. Consequently, the transaction price determined after considering the impacts of variable consideration is recognized at the time control is transferred to our Customers, which is upon delivery of Oxbryta to our Customers.
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
The accrual for contract manufacturing activities is based on an estimate of manufacturing activities completed to date, contractual rates, and amounts invoiced and paid to date at the end of each reporting period. We determine the percentage of manufacturing activities completed to date based on discussions with the contract manufacturing organizations, oversight of the manufacturing activities and anticipated timeline.
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

Results of Operations
Comparison of the years ended December 31, 2020 and 2019

			Change
	Year Ended December 31,		2020/2019
(in thousands, except percentages)	2020	2019	$	%
Product sales, net	$123,803	$2,108	$121,695	5,773%
Costs and operating expenses:
Cost of sales	1,986	48	1,938	*
Research and development	155,122	174,556	(19,434)	(11)
Selling, general and administrative	210,851	117,088	93,763	80
Gain on lease modification	(984)	(8,301)	7,317	88

Total costs and operating expenses	366,975	283,391	83,584	29

Loss from operations	(243,172)	(281,283)	38,111	(14)
Interest income	5,834	15,591	(9,757)	(63)
Interest expenses	(9,809)	(894)	(8,915)	(997)
Other expenses, net	(406)	(180)	(226)	126

Net loss	$(247,553)	$(266,766)	$(19,213)	(7)%

*	Change is not meaningful
Product sales, net
Product sales consist of sales of Oxbryta, which was approved by the FDA in late November 2019. We commenced shipments of Oxbryta and fully launched with a deployed sales force in early December 2019.
Cost of sales
Cost of sales of $2.0 million and $48,000 for the year ended December 31, 2020 and 2019, respectively, is related to certain costs incurred after FDA approval related to the cost of Oxbryta sold. Prior to receiving FDA approval for Oxbryta in November 2019, we recorded all costs incurred in the manufacture of Oxbryta as research and development expense. We expect to sell inventory previously expensed to research and development throughout 2021, and, accordingly we expect our costs of product sales of Oxbryta to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.
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
The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

			Change
	Years Ended December 31,		2020/2019
	2020	2019	$	%
Costs incurred by development program:
Oxbryta for the treatment of SCD	$83,945	$117,827	$(33,882)	(29)%
Other preclinical programs	45,360	47,015	(1,655)	(4)
Inclacumab for the treatment of SCD	25,817	9,472	16,345	173
Oxbryta for the treatment of hypoxemic pulmonary disorders	—	242	(242)	*

Total research and development expenses	$155,122	$174,556	$(19,434)	(11)%

*	Change is not meaningful
Research and development expenses decreased by $19.4 million, or 11%, to $155.1 million for the year ended December 31, 2020 from $174.6 million for the year ended December 31, 2019. The decrease was primarily due to a $33.9 million decrease in external costs for Oxbryta related to manufacturing costs and medical affairs costs that were previously expensed to research and development prior to approval by the FDA and a $1.7 million decrease in other preclinical programs. The decrease was partially offset by a $16.3 million increase in external costs associated with inclacumab driven by the manufacturing activities. Stock-based compensation expense related to research and development was $18.1 million for the year ended December 31, 2020 and $19.1 million for the year ended December 31, 2019. The increase was primarily due to hiring additional personnel and stock price appreciation.

Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of costs incurred in our executive, commercial, finance, corporate development, human resource, information technology, legal, compliance and other general and administrative functions, which include:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	fees to third-party vendors providing customer support services;

•	expenses incurred under agreements with consultants; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.
We expense all selling, general and administrative costs in the periods in which they are incurred. We expect our general and administrative expenses to continue to grow as we progress through this early stage of the commercialization of Oxbryta.
General and administrative expenses increased by $93.8 million, or 80%, to $210.9 million for the year ended December 31, 2020 from $117.1 million for the year ended December 31, 2019. The increase was primarily due to an increase of $32.9 million in salary and benefit costs due to a greater number of employees, a $26.9 million increase in stock-based compensation expense as a result of our hiring additional personnel and stock price appreciation, a $26.0 million increase in professional and consulting services due to the growth of our operations and the commercialization of Oxbryta, and an $8.0 million increase in other general and administrative expense due to the growth of our operations, such as higher rent expenses resulting from our move into the new facility. Selling, general and administrative related stock-based compensation expense was $53.4 million and $26.5 million for the year ended December 31, 2020 and 2019, respectively.
Gain on lease modification
Gain on lease modification of $1.0 million and $8.3 million for the year ended December 31, 2020 and 2019, respectively, was related to the lease amendment of our previous premises located in South San Francisco, California for 67,185 square feet of space in October 2019.
Interest income
Interest income was $5.8 million in 2020 compared to interest income of $15.6 million in 2019. The $9.8 million decrease was primarily due to decrease in interest income from our investment balances.
Interest expenses
Interest expense was $9.8 million in 2020 compared to interest expense of $0.9 million in 2019. The $8.9 million increase was primarily due to higher interest expense related to our Term Loan entered in December 2019.
Income Taxes
As of December 31, 2020, we had federal net operating loss carryforwards of approximately $829.1 million to offset future federal taxable income, with $209.9 million available through 2037 and $619.2 million available indefinitely. We also had state net operating loss carryforwards of approximately $587.1 million that may offset future state taxable income, through 2040. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2020, we recorded a 100% valuation allowance against our deferred tax assets of approximately $325.7 million, as at that time our management believed it was uncertain that they would be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.
For the years ended December 31, 2019 and 2018
The comparison of the fiscal years ended December 31, 2019 and 2018 can be found in our annual report on Form
10-K
for the fiscal year ended December 31, 2019 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.
Liquidity and Capital Resources
We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sale of equity securities. As of December 31, 2020, we had $494.8 million in cash and cash equivalents and $66.1 million in marketable securities. On December 17, 2019, we entered into the Loan Agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, Biopharma Credit Investments V (Master) LP, as a lender, and BPCR Limited Partnership, as a lender, and collectively, the Lenders, for a senior secured credit facility consisting of an initial tranche of $75.0 million and the option to draw an additional $75.0 million until December 31, 2020. The first tranche, in the amount of $75.0 million, was funded in connection with the closing date of the Term Loan in December 2019, and the second tranche, in the amount of $75.0 million, was funded in November 2020.
On August 5, 2020, we filed a shelf registration statement on Form
S-3,
or Shelf Registration Statement, with the SEC relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. Concurrently with the filing of the Shelf Registration Statement, we entered into a Sales Agreement with SVB Leerink LLC, or Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock from time to time in
“at-the-market”
offerings under the Shelf Registration Statement, or Sales Agreement. We have agreed to pay to the Sales Agent cash commissions of up to 3.0% of the gross proceeds from sales of common stock pursuant to the Sales Agreement. We have not issued any shares or received any proceeds pursuant to the Sales Agreement through December 31, 2020.
Our primary use of cash is to fund operations. Cash used to fund operations is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We believe we may continue to require additional financing to commercialize Oxbryta, advance Oxbryta through clinical development, to acquire and develop other product candidates and to fund operations for the foreseeable future. We may continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:

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

•	the time and cost necessary to conduct and complete multiple ongoing studies (including our HOPE-KIDS 1 Study, our Phase 3 HOPE-KIDS 2 Study, and other studies;

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
Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for commercialization, clinical trials and other research and development expenditures. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of Oxbryta and product candidates and ongoing developments in connection with the
COVID-19
pandemic, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated commercialization, clinical trials and research and development activities.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash used in operating activities	$(211,862)	$(194,417)	$(135,375)
Cash provided by (used in) investing activities	317,312	(76,861)	(184,157)
Cash provided by financing activities	87,120	298,158	397,906

Net increase in cash, cash equivalents and restricted cash	$192,570	$26,880	$78,374

Cash flows from operating activities
Net cash used in operating activities for the year ended December 31, 2020 was $211.9 million, consisting of a net loss of $247.6 million, which was partially offset by non-cash
charges of $71.5 million for stock-based compensation and $12.5 million for net depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $36.8 million in inventories to support our current and anticipated Oxbryta commercial sales, an increase in accounts receivable of $14.9 million due to higher Oxbryta commercial sales, a decrease of $10.1 million in accrued liabilities primarily due to the payout of the accrued $20.0 million upfront payment to Syros in January 2020 and timing of manufacturing activities offset by higher sales and allowance accrual due to higher Oxbryta commercial sales, an increase of $8.4 million in accounts payable due to timing of payments, and an increase of $6.4 million in accrued compensation related to higher number of employees.
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

Cash flows from investing activities
Cash provided by investing activities for the year ended December 31, 2020 was $317.3 million, consisting of maturities of marketable securities of $384.0 million, which are partially offset by purchases of marketable securities of $57.9 million and purchases of property and equipment of $8.8 million.
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
Cash flows from financing activities
Cash provided by financing activities for the year ended December 31, 2020 was $87.1 million. The cash provided by financing activities in 2020 was primarily from net proceeds of $74.8 million from the second tranche of the Term Loan that we entered in 2019 and $17.6 million from the issuance of common stock to participants in the Employee Stock Purchase Plan, or ESPP, and exercise of stock options, which were partially offset by $5.3 million of taxes paid related to net share settlement of equity awards.
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
As of December 31, 2020, we had no
off-balance
sheet arrangements as defined in Item 303(a)(4) of Regulation
S-K
as promulgated by the Securities and Exchange Commission, or SEC.
Contractual Obligations and Other Commitments
In December 2019, we entered into the Term Loan for a senior secured credit facility consisting of an initial term loan of $75.0 million, with an option to draw an additional $75.0 million until December 31, 2020. The first tranche of $75.0 million was funded in December 2019 and the second tranche of the $75.0 million was funded in November 2020. The Term Loan carries a
72-month
term and provides for interest only payments for the first 39 months, followed by consecutive equal quarterly payments. The Term Loan bears interest at a floating per annum interest rate equal to 7.00% plus the greater of: (a) LIBOR rate or (b) 2%. Interest on amounts outstanding are payable quarterly in arrears. We are obligated to pay an additional fee to the Lenders determined by multiplying the principal amount being paid or prepaid multiplied by 2% when such payments are made. The obligations under the Term Loan are secured by a first priority security interest in and a lien on substantially all of our assets, subject to certain exceptions.
The following table summarizes our contractual obligations under our loan agreement and the operating leases as of December 31, 2020 (in thousands):

		Payments Due by Period
	Total	2021	2022	2023	2024	Thereafter
Term Loan	$201,938	$13,500	$13,500	$62,813	$58,313	$53,812
Operating lease obligations	$123,470	$11,841	$12,222	$12,584	$12,948	$73,875

Total contractual obligations	$325,408	$25,341	$25,722	$75,397	$71,261	$127,687

We have excluded from the above table $24.4 million in contractual obligations related to uncertain tax positions as we cannot make a reasonably reliable estimate of the period of cash settlement.
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
Under the terms of the Syros Agreement, we paid Syros an upfront payment of $20.0 million in January 2020, and, if we exercise our option under the agreement, we may be obligated to pay Syros up to $315.0 million in option exercise, development, regulatory, commercialization and sales-based milestones per product candidate and product resulting from the agreement. We will also be obligated to pay Syros, subject to certain reductions, tiered mid-
to high-single digit royalties as percentages of calendar year net sales on any product resulting from the agreement. As of December 31, 2019, we have recognized the $20.0 million upfront payment in our research and development costs for year ended December 31, 2019. No milestone payments were recognized for the year ended December 31, 2020. We have recognized $8.6 million of research reimbursement to Syros in our research and development cost for the year ended December 31, 2020.
In August 2018, we entered into the Roche Agreement pursuant to which Roche granted us an exclusive and sublicensable worldwide license under certain patent rights and know-how
to develop and commercialize inclacumab for all indications and uses, except diagnostic use. Roche retained a non-exclusive,
worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use. As of December 31, 2019, we have paid Roche an upfront payment of $2.0 million. We are obligated to make contingent payments to Roche totaling approximately $125.5 million in milestone payments for the SCD indication, including up to $40.5 million based on achievement of certain clinical development and regulatory milestones for inclacumab in the SCD indication, and up to $85.0 million based on achievement of certain thresholds for annual net sales of inclacumab. As of December 31, 2020, we have paid Roche a clinical development milestone payment of $2.0 million. We are also obligated to make contingent payments to Roche up to an additional $6.4 million in milestone payments, which are owed to a third party, based on achievement of such clinical development and regulatory milestones for inclacumab. In addition, we are obligated to make contingent payments to Roche up to $19.25 million in milestone payments based on achievement of certain clinical development and regulatory milestones for inclacumab for any indication other than the SCD indication.

Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU,
No. 2019-12,
Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes
. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU
2019-12
is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and the applicable amendments will be applied on a prospective basis. We do not expect the adoption of this new standard will have a material impact on our consolidated financial statements.
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
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We have invested primarily in money market funds, negotiable certificates of deposit, U.S. treasury notes, federal agency notes and corporate debt securities. The fair value of our investments, including those included in cash and cash equivalents and marketable securities, was $552.3 million as of December 31, 2020 and $644.2 million as of December 31, 2019.
Our investment policy is to limit credit exposure through diversification and investment in highly rated securities. We, along with our investment advisors, actively review current investment ratings, company specific events, and general economic conditions in managing our investments.
We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. Based on our investment positions as of December 31, 2020, a hypothetical 100 basis point increase in interest rate would result in a $0.2 million decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity.
We are also exposed to interest rate risk with respect to the senior secured credit facility that we entered into in December 2019, or Term Loan, that bears variable interest based on LIBOR. The outstanding principal balance of the Term Loan was $150.0 million as of December 31, 2020. We currently do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. We monitor our market interest rate risk exposures from the Term Loan using a sensitivity analysis. Our sensitivity analysis estimates the exposure to the Term Loan assuming a hypothetical 100 basis points change in interest rates on our $150.0 million of unhedged variable rate debt. A hypothetical 100 basis point change in interest rates would result in changes in the annual interest expenses recognized from the Term Loan of between $0.3 million and $1.5 million per year over the term of the debt.
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
Years Ended December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Global Blood Therapeutics, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Global Blood Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of FASB Accounting Standards Update 2016-02,
Leases (Topic 842)
.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the estimated manufacturing activities completed to date
As discussed in Note 5 to the consolidated financial statements, the Company has accrued manufacturing costs of $9,125 thousand as of December 31, 2020. As discussed in Note 2 to the consolidated financial statements, this accrual is based on an estimate of manufacturing activities completed to date by contract manufacturing organizations, contractual rates, and amounts invoiced and paid as of the end of each reporting period.
We identified the assessment of estimated manufacturing activities completed to date as a critical audit matter. The percentage of manufacturing activities completed to date is a subjective estimate based on the Company’s discussions with the contract manufacturing organizations, oversight of the manufacturing activities and the anticipated timeline. Evaluating this estimate required a higher degree of auditor judgment and changes to this estimate could have had a significant impact on the amount of accrued manufacturing costs recorded by the Company.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to accrued manufacturing costs. This included a control related to the estimation of the percentage of manufacturing activities completed to date. We selected certain accrued manufacturing costs and assessed the Company’s estimate of the percentage of manufacturing activities completed to date by: (1) inquiring with Company personnel responsible for overseeing the contract manufacturing activities to understand progress of the manufacturing activities; (2) inspecting correspondence received from contract manufacturing organizations, if any, and comparing the reported information to the Company’s estimate; and (3) inspecting executed change orders and original contract terms, including the timeline and budget, and comparing them to the Company’s estimated percentage of manufacturing activities completed to date.
Accrual for Medicaid rebates
As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue upon transfer of control of products to customers in an amount that reflects the consideration expected to be received in exchange for those products, including the effects of items that can decrease the transaction price, such as variable consideration. Variable consideration includes, among other items, government mandated rebates for the Medicaid Drug Rebate Program and other government health care programs. The Company estimates these rebates based on statutory discount rates and expected utilization. The expected utilization of rebates is estimated based on third party data from the specialty pharmacies and specialty distributor. As discussed in Note 5 to the consolidated financial statements, the Company had accrued sales deductions of $6,405 thousand as of December 31, 2020, which includes amounts related to Medicaid rebates.
We identified the evaluation of the Medicaid rebates accrual as a critical audit matter as it requires subjective auditor judgment. Specifically, subjective auditor judgment was required to evaluate the underlying assumption of expected utilization of rebates by program participants based on the payer mix of the Company’s gross sales.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the accrual for Medicaid rebates. This included controls related to the development of the expected utilization assumption. We tested the Medicaid rebate accrual estimate using a combination of Company internal data, externally sourced data, historical actual information and statutory rebate rates, and compared the result to the Company’s estimate. We evaluated the Company’s ability to accurately estimate the accrual for Medicaid rebates by comparing historical accruals to the amounts actually invoiced and paid for the same period. We evaluated the relevance and reliability of external information used in management’s estimates by comparing source data to the data used in the Company’s estimation model. We involved government pricing professionals with specialized skills and knowledge, who assisted in the evaluation of management’s method and models for consistency with government pricing regulations.

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
San Francisco, California
February 24, 2021

GLOBAL BLOOD THERAPEUTICS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$494,766	$302,237
Short-term marketable securities	66,126	307,732
Accounts receivable, net	17,500	2,637
Inventories	40,223	1,277
Prepaid expenses	12,599	9,422
Other assets, current	949	4,692

Total current assets	632,163	627,997
Property and equipment, net	37,882	27,113
Long-term marketable securities	—	85,030
Operating lease right-of-use assets	50,722	52,775
Restricted cash	2,436	2,395
Other assets, noncurrent	799	789

Total assets	$724,002	$796,099

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,078	$10,621
Accrued liabilities	31,133	41,358
Accrued compensation	23,985	17,578
Other liabilities, curren t	4,836	1,896

Total current liabilities	79,032	71,453
Long-term debt	148,815	73,559
Operating lease liabilities, noncurrent	79,176	72,359
Other liabilities, noncurrent	822	34

Total liabilities	307,845	217,405

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized at December 31, 2020 and 2019, respectively, and none issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized at December 31, 2020 and 2019, respectively; 61,898,090 and 60,644,380 shares issued and outstanding at December 31, 2020 and 2019, respectively	62	61
Additional paid-in capital	1,402,262	1,316,795
Accumulated other comprehensive income	302	754
Accumulated deficit	(986,469)	(738,916)

Total stockholders’ equity	416,157	578,694

Total liabilities and stockholders’ equity	$724,002	$796,099

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Product sales, net	$123,803	$2,108	$—
Costs and operating expenses:
Cost of sales	1,986	48	—
Research and development	155,122	174,556	131,307
Selling, general and administrative	210,851	117,088	51,435
Gain on lease modification	(984)	(8,301)	—

Total costs and operating expenses	366,975	283,391	182,742

Loss from operations	(243,172)	(281,283)	(182,742)
Other income (expense):
Interest income	5,834	15,591	8,964
Interest expense s	(9,809)	(894)	(346)
Other expenses, net	(406)	(180)	(69)

Total other income (expense), net	(4,381)	14,517	8,549

Net loss	(247,553)	(266,766)	(174,193)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities, net of tax	(452)	802	288

Comprehensive loss	$(248,005)	$(265,964)	$(173,905)

Basic and diluted net loss per common share	$(4.04)	$(4.57)	$(3.41)

Weighted-average number of shares used in computing basic and diluted net loss per common share	61,334,037	58,321,612	51,150,728

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	46,131,723	$46	$617,051	$(336)	$(297,957)	$318,804
Issuance of common stock upon equity offerings, net of issuance costs	8,403,826	8	396,026	—	—	396,034
Issuance of common stock upon exercise of stock options	596,434	1	6,021	—	—	6,022
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	255,039	1	(6,253)	—	—	(6,252)
Issuance of common stock pursuant to ESPP purchases	61,031	—	1,647	—	—	1,647
Vesting of restricted stock purchases	192,246	—	369	—	—	369
Stock-based compensation expense	—	—	30,080	—	—	30,080
Net unrealized gain (loss) on marketable securities	—	—	—	288	—	288
Net loss	—	—	—	—	(174,193)	(174,193)

Balance at December 31, 2018	55,640,299	$56	$1,044,941	$(48)	$(472,150)	$572,799
Issuance of common stock upon equity offerings, net of issuance costs	3,986,890	4	219,667	—	—	219,671
Issuance of common stock upon exercise of stock options	538,503	1	11,635	—	—	11,636
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	368,357	—	(7,617)	—	—	(7,617)
Issuance of common stock pursuant to ESPP purchases	63,280	—	2,361	—	—	2,361
Vesting of restricted stock purchases	47,051	—	157	—	—	157
Stock-based compensation expense	—	—	45,651	—	—	45,651
Net unrealized gain (loss) on marketable securities	—	—	—	802	—	802
Net loss	—	—	—	—	(266,766)	(266,766)

Balance at December 31, 2019	60,644,380	$61	$1,316,795	$754	$(738,916)	$578,694
Issuance of common stock upon exercise of stock options	525,788	—	13,328	—	—	13,328
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	629,857	1	(5,288)	—	—	(5,287)
Issuance of common stock pursuant to ESPP purchases	98,065	—	4,137	—	—	4,137
Stock-based compensation expense	—	—	73,290	—	—	73,290
Net unrealized gain (loss) on marketable securities	—	—	—	(452)	—	(452)
Net loss	—	—	—	—	(247,553)	(247,553)

Balance at December 31, 2020	61,898,090	$62	$1,402,262	$302	$(986,469)	$416,157

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(247,553)	$(266,766)	$(174,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,323	8,605	4,607
Amortization (accretion) of premium (discount) on marketable securities	119	(2,057)	(661)
Non-cash interest expense	1,523	43	—
Amortization of operating lease right-of-use assets,	2,500	1,327	—
Stock-based compensation	71,477	45,651	30,080
Gain on lease modification	(984)	(8,301)	—
Loss from disposal of fixed assets, net	—	—	45
Changes in operating assets and liabilities:
Accounts receivables	(14,863)	(2,637)	—
Inventories	(36,779)	(1,277)	—
Prepaid expenses	(702)	(3,085)	(2,500)
Other assets, current	(23)	(2,112)	(1,278)
Accounts payable	8,374	4,499	(1,285)
Accrued liabilities	(10,089)	24,706	8,031
Accrued compensation	6,407	7,543	1,457
Other liabilities, current	(587)	(1,482)	742
Operating lease liabilities	173	893	—
Other liabilities, noncurrent	822	33	(420)

Net cash used in operating activities	(211,862)	(194,417)	(135,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,754)	(3,460)	(4,824)
Proceeds from sale of property and equipment	—	45	75
Purchases of marketable securities	(57,936)	(434,919)	(361,405)
Maturities of marketable securities	384,002	361,473	181,997

Net cash provided by (used in) investing activities	317,312	(76,861)	(184,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	219,443	396,501
Proceeds from issuance of long-term debt, net of debt issuance costs	74,799	72,475	—
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	17,608	13,857	7,657
Taxes paid related to net share settlement of equity awards	(5,287)	(7,617)	(6,252)

Net cash provided by financing activities	87,120	298,158	397,906

Net increase in cash, cash equivalents and restricted cash	192,570	26,880	78,374
Cash, cash equivalents and restricted cash at beginning of period	304,632	277,752	199,378

Cash, cash equivalents and restricted cash at end of period	$497,202	$304,632	$277,752

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$6,283	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING INFORMATION:
Accrued issuance costs	$(59)	$85	$467

Leasehold improvements paid for by landlord	$10,709	$17,231	$—

Accrued purchase of property and equipment	$6	$78	$48

	Year Ended December 31,
	2020	2019	2018
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash, cash equivalents	$494,766	$302,237	$275,357
Restricted cash	2,436	2,395	2,395

Total cash and cash equivalents and restricted cash	$497,202	$304,632	$277,752

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
Need for Additional Capital
In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our commercialization of Oxbryta and research and development activities. Since inception through December 31, 2020, we have incurred cumulative net losses of $986.5 million. We expect to incur additional losses for the foreseeable future to commercialize Oxbryta and conduct product research and development, and expect to potentially raise additional capital to fully implement our business plan. If needed, we intend to raise such capital through borrowings, the issuance of additional equity, and potentially through strategic alliances with partner companies or other transactions. However, if such financing is not available at adequate levels, we will need to re-evaluate
our operating plans. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our cash requirements for at least twelve months subsequent to the issuance of these financial statements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.
Use of Estimates
The preparation of the accompanying consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of variable consideration and
costs and expenses during the reporting period. We base our estimates and assumptions on historical experience when available and on various factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results could differ from these estimates under different assumptions or conditions.
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
available-for-sale
are included in interest income.
We regularly review all of our investments for other-than-temporary declines in estimated fair value. Our review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. When we determine that the decline in estimated fair value of an investment is below the amortized cost basis and the decline is other than temporary, we reduce the carrying value of the security and record a loss for the amount of such decline.
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
Major Customers
We have entered into distribution agreements with certain limited specialty pharmacies and a specialty distributor. For the year ended December 31, 2020, our two largest customers represented approximately 92% of our product revenue and approximately 88% of our accounts receivable balance at December 31, 2020.
Major Suppliers
We do not currently have any of our own manufacturing facilities, and therefore depend on an outsourced manufacturing strategy for the production of Oxbryta for commercial use and for the production of our product candidates for clinical trials. We have contracts in place with one third-party manufacturer that is approved for the commercial production of Oxbryta and two third-party suppliers that are approved for Oxbryta’s active pharmaceutical ingredient. Although there are potential sources of supply other than our existing manufacturers and suppliers, any new supplier would be required to qualify under applicable regulatory requirements.

Accounts Receivables, net
Accounts receivables are recorded net of estimates of variable consideration for which reserves are established and which result from discounts and chargebacks that are offered within contracts between us and a limited number of specialty pharmacies and a specialty distributor in the United States. These reserves are classified as reductions of accounts receivable.
We estimate the allowance for doubtful accounts using current expected credit loss model, or CECL model. Under the CECL model, the allowance for doubtful accounts reflects the net amount expected to be collected from the account receivables. We evaluate the collectability of these cash flow based on the asset’s amortized cost, the risk of loss even when that risk is remote, losses over an asset’s contractual life, and other relevant information available to us. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. Given the nature and history of our accounts receivable, we determined that an allowance for doubtful accounts was not required at December 31, 2020.
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
The accrual for contract manufacturing activities is based on an estimate of manufacturing activities completed to date, contractual rates, and amounts invoiced and paid to date at the end of each reporting period. We determine the percentage of manufacturing activities completed to date based on discussions with the contract manufacturing organizations
, oversight of the manufacturing activities and anticipated timeline.
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
Rebates:
We are subject to government mandated rebates for Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Benefit Program, and other government health care programs in the United States. Rebate amounts are based upon contractual agreements or legal requirements with public sector benefit providers. We use the expected-value method for estimating these rebates based on statutory discount rates and expected utilization. The expected utilization of rebates is estimated based on third party data from the specialty pharmacies and specialty distributor. Estimates for these rebates are adjusted quarterly to reflect the most recent information. We record an accrued liability for unpaid rebates related to products for which control has been transferred to Customers.
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
Cost of Sales
Cost of sales consists primarily of direct and indirect costs related to the manufacturing of Oxbryta products sold, including third-party manufacturing costs, packaging services, freight, storage costs, allocation of overhead costs of employees involved with production, and Oxbryta net sales-based royalties payable to the Regents of the University of California. Costs incurred prior to FDA approval of Oxbryta in November 2019 have been recorded as research and development expense in our consolidated statement of operations and comprehensive loss.
Leases
Pursuant to Accounting Standards Codification, Topic 842,
Leases
, or ASC 842,

adopted on January 1, 2019
,
we determine if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether we have the right to control the identified asset.
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
Long-term Debt
Long-term debt consists of our loan agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent and a lender, and Biopharma Credit Investments V (Master) LP, as a lender, and collectively, the Lenders. We accounted for the Term Loan as a debt financing arrangement. Interest expense is accrued using the effective interest rate method over the estimated period the debt will be repaid. Debt issuance costs have been recorded as a debt discount in our consolidated balance sheets and are being amortized and recorded as interest expense throughout the life of the Term Loan using the effective interest rate method. We consider whether there are any embedded features in our debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to Accounting Standards Codification, or ASC, Topic 815,
Derivatives and Hedging
.

There are no embedded features identified from our Term Loan that require bifurcation and separating accounting.
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
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU,
No. 2019-12,
Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes
. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU
2019-12
is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and the applicable amendments will be applied on a prospective basis. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
Accounting Pronouncements Adopted
In August 2018, FASB, issued ASU
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
3. Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivables, accounts payable and accrued liabilities. Cash and cash equivalents and marketable securities reported at their respective fair values on our consolidated balance sheets. The remaining financial instruments are reported on our
c
onsolidated
b
alance
s
heets at cost that approximate current fair values due to their relatively short maturities.
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

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$486,174	$486,174	$—	$—
Corporate debt securities	29,804	—	29,804	—
U.S. government agency securities	15,943	—	15,943	—
Certificates of deposits	243	—	243	—
U.S. government securities	20,136	—	20,136	—

Total financial assets	$552,300	$486,174	$66,126	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$250,535	$250,535	$—	$—
Corporate debt securities	152,149	—	152,149	—
U.S. government agency securities	95,032	—	95,032	—
Certificates of deposits	6,282	—	6,282	—
U.S. government securities	140,244	—	140,244	—

Total financial assets	$644,242	$250,535	$393,707	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bids, offers and reference data including market research publications. At December 31, 2020, the weighted average remaining contractual maturities of our Level 2 investments was less than one year and all of these investments are rated
A-1/P-1/F1
or A/A2, or higher by Moody’s and S&P.
4.
Available-for-Sale
Securities
Estimated fair values of
available-for-sale
securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale
securities recorded in cash and cash equivalents, or marketable securities in our Consolidated Balance Sheets (in thousands):

	December 31, 2020				December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Financial Assets:
Money market funds	$486,174	$—	$—	$486,174	$250,535	$—	$—	$250,535
Corporate debt securities	29,641	163	—	29,804	151,773	384	(8)	152,149
U.S. government agency securities	15,906	37	—	15,943	94,963	73	(4)	95,032
Certificates of deposits	241	2	—	243	6,239	43	—	6,282
U.S. government securities	20,036	100	—	20,136	139,978	266	—	140,244

Total	$551,998	$302	$—	$552,300	$643,488	$766	$(12)	$644,242

The following table summarizes the classification of the
available-for-sale
securities on our
c
onsolidated
b
alance
s
heets (in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$486,174	$251,480
Short-term marketable securities	66,126	307,732
Long-term marketable securities	—	85,030

Total	$552,300	$644,242

5. Balance Sheet Components
Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$11,922	$8,314
Computer equipment	3,023	2,224
Leasehold improvements	32,281	13,785
Construction-in-progress	517	19,289

Total property and equipment	47,743	43,612
Less: accumulated depreciation and amortization	(9,861)	(16,499)

Property and equipment, net	$37,882	$27,113

Depreciation expense was $8.3 million for the year ended December 31, 2020, $8.6 million for the year ended December 31, 2019 and $4.7 million for the year ended December 31, 2018. Refer to Note 8—Commitments and Contingencies for details on acceleration of depreciation expenses recognized during the years ended December 31, 2020 and 2019.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued research and development costs	$10,677	$26,480
Accrued manufacturing costs	9,125	9,466
Accrued professional and consulting services	4,107	4,564
Accrued sales deductions	6,405	529
Other	819	319

Total accrued liabilities	$31,133	$41,358

Other liabilities, current
Other liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Operating lease liabilities, current	$4,836	$1,866
Other payable	—	30

Total other liabilities, current	$4,836	$1,896

6. Inventories
We began capitalizing inventories in
November
2019 once the FDA approved Oxbryta. Inventories consist of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$11,273	$700
Work-in-process	26,994	525
Finished goods	1,956	52

Total inventories	$40,223	$1,277

For the year ended December 31, 2020, we have capitalized $1.8 million of share-based compensation expense to our inventories. See Note 10 - Share-based Compensation for details on share-based compensation expenses recognized during the year ended December 31, 2020.
7. Long-term Debt
Term Loan
On December 17, 2019, we entered into the Loan Agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, Biopharma Credit Investments V (Master) LP, as a lender, and BPCR Limited Partnership, as a lender, and collectively, the Lenders, for a senior secured credit facility consisting of an initial tranche of $75.0 million and the option to draw an additional $75.0 million until December 31, 2020. The first tranche, in the amount of $75.0 million, was funded in connection with the closing date of the Term Loan in December 2019, and the second tranche of the Term Loan, in the amount of $75.0 million was funded in November 2020.
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
Debt issuance costs paid directly to the Lenders of $1.1 million and the other debt issuance costs of $0.5 million were treated as discounts on the Term Loan. These debt discounts along with the Paydown Fee are being amortized or accreted to interest expenses throughout the life of the Term Loan using the effective interest rate method. As of December 31, 2020, there were unamortized issuance costs and debt discounts of $
1.3
 million, which were recorded as a direct deduction from the Term Loan on the consolidated balance sheet. In addition, we paid the Lenders $
1.1
 million for the option to draw the additional $
75.0
 million, which was capitalized as a deferred asset and amortized on a straight-line basis through December 31, 2020. Any remaining unamortized amount is reclassed to debt discount at the time of closing of the second tranche of the Term Loan. We closed the second tranche of the Term Loan in November 2020 and $
0.2
 million of the unamortized deferred asset related to the option to draw the second tranche was reclassed as the discount on the notes payable.
Future payments of principal and interest on the Term Loan as of December 31, 2020 (in thousands):

2021	13,500
2022	13,500
2023	62,813
2024	58,313
2025	53,812

Total minimum payments	201,938
Less amount representing interest	(48,938)
Less amount representing Paydown Fee	(3,000)

Long-term debt, gross	150,000
Discount on notes payable	(1,596)
Accretion of Paydown Fee	411

Long-term debt	$148,815

8. Commitments and Contingencies
Leases
We have operating leases for our headquarters, where we have office and research and development laboratory facilities, and equipment. Our leases have remaining lease terms of 1 to 10 years. Most of these leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases include renewal options at our election, with renewal terms that can extend the lease term from 1 to 10 years. These optional periods have not been considered in the determination of the right-of-use
assets, or ROU assets, or lease liabilities associated with these leases as we did not consider it reasonably certain that we would exercise the options.
Lease costs included in operating expense in the consolidated statement of operations and comprehensive loss in relation to these operating leases were $12.4 million and $7.8 million for the year ended December 31, 2020 and 2019, respectively. Included in these lease costs were variable lease costs, which were not included within the measurement of our operating ROU assets and operating lease liabilities in the amount of $2.6 million and $2.5 million for the year ended December 31, 2020 and 2019, respectively. The variable lease cost is comprised primarily of our cost in certain research and development arrangements that contain embedded equipment, and our proportionate share of operating expenses, property taxes, and insurance in relation with our facility lease. These costs are classified as operating lease expense due to our election to not separate lease and non-lease
components.
Supplemental information related to leases for the period reported is as follows (in thousands, except weighted-average remaining lease term and weighted-average discount rate):

	For the year ended December 31,
	2020	2019
ROU assets obtained in exchange for new operating lease upon adoption of ASC 842	$—	$14,177
Adjustment to ROU assets as a result of the lease modification for the Prior Premises	(106)	(13,802)
ROU assets obtained for new operating lease liabilities	205	53,727
Operating lease liabilities arising from obtaining ROU assets	205	25,929
Cash paid for amounts included in the measurement of lease liabilities	7,696	4,481
Weighted-average remaining lease term of operating leases (in years)	9.2	10.1
Weighted-average discount rate of operating leases	8.66%	8.66%

The majority of our lease costs are driven by our operating lease for our headquarters in South San Francisco, where we have office and research and development laboratory facilities.
In March 2017, we entered into a noncancelable operating lease, or Original Lease, for approximately 67,185 square feet of space in South San Francisco, California, or Prior Premises.
In August 2018, we entered into an amendment to the Original Lease, or Lease Amendment, to relocate the leased premises from the Prior Premises to a to-be-constructed
building consisting of approximately 164,150 rentable square feet of space, or Substitute Premises, when the Substitute Premises are ready for occupancy, or Substitute Premises Payment Commencement Date. The Lease Amendment has a contractual term, or Substitute Premises Term, of 10 years from the Substitute Premises Payment Commencement Date. The Lease Amendment grants us an option to extend the Lease Amendment for an additional
10-year
period. Future minimum rental payments under the Lease Amendment during the
10-year
term are $121.5 million in the aggregate. Under the Lease Amendment, we are obligated to pay to the landlord certain costs, including taxes and operating expenses. The Lease Amendment also provides a tenant inducement allowance of up to $27.9 million, of which $4.1 million, if utilized, would be repaid to the landlord in the form of additional monthly rent with interest applied. As of December 31, 2020 and 2019, we have capitalized $32.3 million and $19.0 million, respectively, of costs within property and equipment, net for construction of leasehold improvements at the Substitute Premises, which were mostly acquired with the tenant inducement provided under the Lease Amendment.
On October 1, 2019, we determined that the Lease Amendment for the Substitute Premises had commenced as we had the right to control the Substitute Premises, which was deemed to be a lease modification. We determined the Lease Amendment consisted of two separate contracts under ASC 842. One contract was related to a new ROU asset for the Substitute Premises, which was to be accounted for as a new lease, and the other was related to the modification of the lease term of the Prior Premises.
With the commencement of the Lease Amendment, the lease term for the Original Lease was reduced, with the modified lease term expiring on June 1, 2020. We determined that the reduction of the lease term would be accounted for as a lease modification to the Prior Lease. On October 1, 2019, we remeasured the present value of future lease payments during the modified lease term to be $2.9 million, using an incremental borrowing rate of approximately 8.78%. We recognized the amount of remeasurement of the lease liability as an adjustment to the

ROU asset, reducing the carrying amount of the ROU asset to zero, and recognized a gain on lease modification of $
8.3
million for the year ended December 31, 2019. An additional gain on lease modification of $
1.0
million was recognized for the year ended December 31, 2020 to write off the remaining lease liability related to the Original Lease when we vacated the building
.
 As of December 31, 2020, and 2019, the unamortized operating lease liability associated with the Prior Premises was $
nil and $1.8 million, respectively.
On October 1, 2019, or Substitute Premises Commencement Date, we measured the present value of future lease payments that included the expected utilization of tenant inducements, using an incremental borrowing rate of approximately 8.66%. We recorded a ROU asset and a lease liability for $53.7 million associated with the Substitute Premises. During the years ended December 31, 2020 and 2019, the landlord paid approximately $10.7 million and $17.2 million, respectively, out of tenant inducement allowances for construction of leasehold improvements at the Substitute Premises, which was recognized as an increase in the operating lease liability. The balances of the ROU asset were approximately $50.6 million and $52.8 million as of December 31, 2020 and 2019, respectively. The balances for the operating lease liability were approximately $83.8 million and $72.4 million as of December 31, 2020, and 2019, respectively.
After relocating to the Substitute Premise, we surrendered and delivered the Prior Premises to the landlord in May 2020, upon which time we had no further obligations with respect to the Prior Premises other than with respect to the Initial Allowance, which we will repay to the landlord in the form of additional monthly rent with interest applied over the term of the Original Lease. Upon signing of the Lease Amendment, we re-evaluated
the remaining useful life of the leasehold improvements at the Prior Premises and started to amortize the leasehold improvements over the remaining period of expected use, resulting in an acceleration of depreciation expenses for approximately $3.8 million and $7.0 million for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the maturities of our operating lease liabilities under Topic 842 were as follows (in thousands):

Year ending December 31,	Amount
2021	11,841
2022	12,222
2023	12,584
2024	12,948
2025	13,368
Thereafter	60,507

Total lease payments	123,470
Less: Imputed interest	(39,458)

Present value of operating lease liabilities	$84,012

Rent expense was $9.8 million for the year ended December 31, 2020, $5.2 million for the year ended December 31, 2019, and $3.6 million for the year ended December 31, 2018. The operating leases require us to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.
Indemnifications
We indemnify each of our directors and officers for certain events or occurrences, subject to certain limits, while the director or the officer is or was serving at our request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director or an officer may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, we currently hold director and officer liability insurance. This insurance allows the transfer of risk associated with our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations for any period presented.
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
Contingent Payments
In December 2019, we entered into an agreement, the Syros Agreement, with Syros Pharmaceuticals, Inc., or Syros, to discover, develop and commercialize novel therapies for SCD and beta thalassemia. Under the agreement, Syros will use its leading gene control platform to identify therapeutic targets and discover drugs that potentially induce fetal hemoglobin, and we have an option to obtain an exclusive worldwide license to develop, manufacture and commercialize any compounds or products resulting from the agreement, subject to Syros’ option to co-promote
the first product in the United States. If we exercise the option, we will be responsible for all development, manufacture, regulatory activities and commercialization of the compound or product. Syros and we will be responsible for our own costs incurred to conduct research activities, except that we will fund up to $40.0 million in preclinical research for at least three years. Unless earlier terminated or extended, the research program under the agreement will end on the third anniversary of the agreement.
Under the terms of the Syros Agreement, we paid Syros an upfront payment of $20.0 million in January 2020, and, if we exercise our option under the agreement, we may be obligated to pay Syros up to $315.0 million in option exercise, development, regulatory, commercialization and sales-based milestones per product candidate and product resulting from the agreement. We will also be obligated to pay Syros, subject to certain reductions, tiered mid-
to high-single digit royalties as percentages of calendar year net sales on any product resulting from the agreement. As of December 31, 2019, we have recognized the $20.0 million upfront payment in our research and development costs for year ended December 31, 2019. No milestone payments were recognized for the year ended December 31, 2020.

We have recognized $8.6 million of research reimbursement to Syros in our research and development cost for the year ended December 31, 2020.

In August 2018, we entered into the License Agreement, or Roche Agreement, with F.
Hoffmann-La
Roche Ltd. and
Hoffmann-La
Roche Inc. (together, “Roche”), pursuant to which Roche granted us an exclusive and sublicensable worldwide license under certain patent rights and know-how
to develop and commercialize inclacumab for all indications and uses, except diagnostic use. Roche retained a non-exclusive,
worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use. As of December 31, 2019, we have paid Roche an upfront payment of $2.0 million, which was recognized in our research and development costs for year ended December 31, 2018. We are obligated to make contingent payments to Roche totaling approximately $125.5 million in milestone payments for the SCD indication, including up to $40.5 million based on achievement of certain clinical development and regulatory milestones for inclacumab in the SCD indication, and up to $85.0 million based on achievement of certain thresholds for annual net sales of inclacumab. As of December 31, 2020, we have recognized a $2.0 million clinical development milestone payment in our research and development costs for the

year ended December 31, 2020. We are also obligated to make contingent payments to Roche up to an additional $6.4  million in milestone payments, which are owed to a third party, based on achievement of such clinical development and regulatory milestones for inclacumab. We are also obligated to make contingent payments to Roche up to $19.25 million in milestone payments based on achievement of certain clinical development and regulatory milestones for inclacumab for any indication other than the SCD indication.
9. Stockholders’ Equity
Follow-on
Offerings
In June 2019, we completed a
follow-on
offering and issued 3,375,527 shares of common stock at a price of $57.12 per share for proceeds of $192.4 million net of underwriting costs and commissions and offering expenses. In addition, in July 2019, we sold an additional 100,000 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $57.12 per share for proceeds of $5.7 million net of underwriting costs and commissions.
In December 2018, we completed a
follow-on
offering and issued 3,409,090 shares of common stock at a price of $41.54 per share for proceeds of $141.1 million net of underwriting costs and commissions and offering expenses. In addition, in January 2019, we sold an additional 511,363 shares of our common stock directly to the underwriters when they exercised their over-allotment option at the price of $41.54 per share for proceeds of $21.2 million net of underwriting costs and commissions.
Common Stock Reserved for Issuance
We have reserved sufficient shares of common stock for issuance upon the exercise of stock options, vesting of restricted stock units and restricted shares subject to future vesting. Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of any preferred stockholders. As of December 31, 2020, no common stock dividends had been declared by the board of directors.
We have reserved shares of common stock for future issuance as follows:

	December 31,
	2020	2019
Restricted stock units	2,625,056	1,848,772
Options issued and outstanding	3,327,330	3,573,860
Shares available for future grant under the 2015 Plan and 2017 Inducement Equity Plan	6,018,567	4,478,656
Employee stock purchase plan	254,590	252,655

Total	12,225,543	10,153,943

10. Share-based Compensation
Amended and Restated 2017 Inducement Equity Plan
In January 2017, we adopted the 2017 Inducement Equity Plan and amended the plan in December 2019 with the Amended and Restated 2017 Inducement Plan, or the 2017 Inducement Plan
. Under the 2017 Inducement Plan, shares of our common stock are reserved for the issuance of non-qualified stock options and other equity-based awards to induce highly-qualified prospective officers and employees who are not currently employed by us or our subsidiaries to become employed with our company. Awards granted under the 2017 Inducement Plan expire no later than
10 years
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
th
per half year over the following
three years
thereafter. The number of shares initially reserved for grant is subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock. As of December 31, 2020, there were 1,277,475 shares reserved for the future issuance of equity awards under the 2017 Inducement Plan.

2015 Stock Option and Incentive Plan
In July 2015, we adopted the 2015 Stock Option and Incentive Plan, or 2015 Plan. Under the 2015 Plan, shares of our common stock are reserved for the issuance of stock options, restricted stock, and other equity-based awards to employees, non-employee
directors, and consultants under terms and provisions established by the Board of Directors and approved by our stockholders at inception. Awards granted under the 2015 Plan expire no later than 10 years from the date of grant. For incentive stock options and non-statutory
stock options, the option price shall not be less than 100% of the fair market value on the day of grant. If at the time we grant an option and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all our classes of stock, the option price is required to be at least 110% of the fair market value on the day of grant. Options granted typically vest over a
4-year
period but may be granted with different vesting terms. Restricted stock units granted generally vest at a rate of 1/8 th
per half year over the
4-year
period. As of December 31, 2020, there were 4,741,092 shares reserved for the future issuance of equity awards under the 2015 Plan.
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
Stock Option Activity
The following table summarizes activity under our stock option plans, including the 2017 Inducement Plan, 2015 Plan and the 2012 Plan and related information (in thousands, except share and per share amounts and term):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding—December 31, 2019	3,573,860	$36.24	7.55
Options granted	719,561	65.36
Options exercised	(525,788)	25.35
Options canceled	(440,303)	52.78

Outstanding—December 31, 2020	3,327,330	$42.07	7.02	$29,720

Vested and exercisable—December 31, 2020	2,151,326	$34.77	6.33	$28,616

The aggregate intrinsic value was calculated as the difference between the exercise price of the options and the fair value of our common stock as of December 31, 2020. The total intrinsic value of options exercised was $23.0 million for the year ended December 31, 2020, $23.5 million for the year ended December 31, 2019, and $23.4 million for the year ended December 31, 2018. The weighted-average estimated fair value of stock options granted was $40.76 for the year ended December 31, 2020, $32.30 for the year ended December 31, 2019, and $33.58 for the year ended December 31, 2018.

1
37

Stock Options Granted to Employees with Service-based Vesting Valuation Assumptions
The fair values of stock options granted to employees were calculated using the following assumptions:

Year Ended December 31,
	2020	2019	2018
Expected term (in years)	5.1-6.1	5.3-6.1	5.3-6.1
Volatility	69.6%-71.8%	69.8%-72.2%	68.7%-71.8%
Risk-free interest rate	0.3%-1.8%	1.4%-2.6%	2.6%-3.0%
Dividend yield	—	—	—
In determining the fair value of the options granted, we used the Black-Scholes-Merton option-pricing model and assumptions discussed below.
Expected Term—
Our expected term represents the period that the options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). We have limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock option grants.
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

The following table summarizes activity of RSUs granted to employees with service-based vesting under the 2017 Inducement Plan and 2015 Plan and related information (in thousands, except share, per share amounts and vesting period):

	Number of RSUs	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period (years)	Aggregate Intrinsic Value
Non-vested units—December 31, 2019	1,848,772	$49.19	1.54	$146,959
RSUs granted	1,577,047	64.28
RSUs vested	(710,403)	50.84
RSUs forfeited	(505,060)	56.30

Non-vested units—December 31, 2020	2,210,356	$57.80	1.45	$95,731

Market-Condition Awards Granted to Employees
2017 Market-Condition RSU Awards
On August 11, 2017, our Board of Directors approved awards up to an aggregate of 365,250 RSUs to certain of our senior management team under the 2015 Plan, the vesting of which was contingent upon a combination of continued employment and achieving certain market capitalization milestones, which we refer to as the 2017 Market-Condition RSU Awards. The 2017 Market-Condition RSU Awards would not vest until the achievement of their respective market capitalization milestones, which were required to occur on or before December 31, 2019. The grant date fair value of the 2017 Market-Condition RSU Awards was estimated using a Monte Carlo simulation model. The derived service periods, which are the estimated periods of time that would be required to satisfy the market conditions, are also determined at the grant date. We record expense on a straight-line basis over the applicable derived service periods. In 2019, 156,000 shares and 3,250 shares of 2017 Market-Condition RSU Awards were vested and were forfeited, respectively. There were no non-vested
2017 Market-Condition RSU Awards as of December 31, 2020 and 2019.
We recognized $36,500 and $3.1 million in stock-based compensation expense related to the 2017 Market-Condition RSU Awards for the year ended December 31, 2019 and December 31, 2018, respectively. No expenses recorded related to the 2017 Market-Condition RSU Awards for the year ended December 31, 2020.
2020 Market-Condition RSU Award
s
The Compensation Committee of our Board of Directors granted, effective June 1, 2020, awards of up to an aggregate of 414,700 RSUs to certain of our senior management, including our executive officers, under the 2015 Plan, the vesting of which is contingent upon the achievement of three escalating stock price targets, which we refer to as the 2020 Market-Condition RSU Awards. Upon the achievement of the respective stock price targets, 50% of the RSUs allotted to that tranche will vest, while the remaining 50% will vest on the first anniversary of the date the stock price target was achieved, subject to the employee’s continued employment or other service relationship with us through such vesting date. Under the terms of the awards, if the stock price targets are not achieved for all or some of the tranches on or before June 30, 2024, the unvested awards will be automatically terminated and forfeited. The compensation cost for the RSUs with a market condition is not reversed when the market condition is not satisfied.

The target prices and vesting tranches are set forth in the table below:

Stock Price Targets	Number of Units Allotted
$109.20	82,940
$145.60	145,145
$182.00	186,615

The grant date fair value of the 2020 Market-Condition RSU Awards was estimated using a Monte Carlo simulation model, which includes variables such as the expected volatility of the Company’s share price and interest rates to generate potential future outcomes. We recognize the related compensation expense on a straight-line basis over the applicable derived service periods, which are the estimated periods of time that would be required to satisfy the market conditions.
The following table summarizes activity of the 2020 Market-Condition RSU Awards under the 2015 Plan and related information (in thousands, except share, per share amounts and vesting period):

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period (years)	Aggregate Intrinsic Value
Non-vested market-condition awards — December 31, 2019	—	$—	—
Granted	421,000	49.95
Vested	—	—
Forfeited	(6,300)	49.95

Non-vested market-condition awards — December 31, 2020	414,700	$49.95	1.21	$17,961

The following table summarizes the assumptions used to estimate the fair value of the market-condition awards as of the grant date:

Valuation date stock price	$68.67
Volatility	68.1%
Risk-free interest rate	0.26%
Dividend yield	—
At December 31, 2020, total unrecognized compensation expense related to non-vested
market-condition awards was $13.0 million, which is expected to be recognized over their respective remaining derived service periods. The weighted average derived service period is 1.21 years. For the year ended December 31, 2020, we recognized $7.7 million in stock-based compensation expense related to the 2020 Market-Condition RSU Awards.
Employee Stock Purchase Plan
In July 2015, we adopted the 2015 Employee Stock Purchase Plan, or 2015 ESPP. Under the 2015 ESPP, our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2015 ESPP provided for offering periods of six months in duration. As approved by the Compensation Committee of the Board of Directors in December 2017, the 2015 ESPP provides for offering periods of two years in duration with purchase periods occurring every six months during an offering period. The purchase periods end on either January 31 or July 31. Contributions under the 2015 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. The 2015 ESPP was amended and restated in March 2020. The amended 2015 ESPP moves the timing of the purchase periods end on either February 28 (or February 29, if applicable) or August 31. Once each of the existing offering period ends, the next offering period immediately following will be a one-time
transitional offering period, starting with one
7-month
purchase period followed by three
6-mon
th
 purchase periods. After this
one-time
transition offering period, all following offering periods will remain for two years with four equal six-month
purchase periods. During the year ended December 31, 2020, 98,065 shares were issued under the ESPP for $4.1 million.

The fair values of the rights granted under the 2015 ESPP were calculated using the following assumptions:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Expected term (in years)	0.5 – 2.1	0.5 – 2.0
Volatility	47.0-77.0%	46.5-75.4%
Risk-free interest rate	0.1-1.5%	1.7-2.6%
Dividend yield	—%	—%
Stock-Based Compensation Expense
Total stock-based compensation recognized by functions was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$18,061	$19,140	$12,747
Selling, general and administrative	53,416	26,511	17,333

Total stock-based compensation expense	$71,477	$45,651	$30,080

Unrecognized Stock-Based Compensation Expense and Weighted-Average Remaining Amortization Period
As of December 31, 2020, the unrecognized stock-based compensation cost, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows (in thousands, except amortization period):

	Unrecognized Compensation Cost	Weighted- average remaining amortization period (years)
Stock Options	$38,440	2.3
Restricted stock units	110,837	2.7
Market-Condition restricted stock units	12,989	1.2
ESPP	3,743	0.7

Total unrecognized stock-based compensation expense	$166,009	2.5

11. Defined Contribution Plan
In 2013, we began to sponsor a 401(k) retirement plan, in which substantially all of our full-time employees are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. We made contributions to the Plan for eligible participants, and recorded contribution expenses of $2.1 million for the year ended December 31, 2020, $1.4 million for the year ended December 31, 2019, and $0.8 million for the year ended December 31, 2018.

12. Income Taxes
The components of the loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Loss before provision for income taxes:
United States	$(247,327)	$(266,595)	$(174,190)
International	(226)	(167)	—

	$(247,553)	$(266,762)	$(174,190)

No provision for income taxes was recorded for the years ended December 31, 2020, December 31, 2019, and December 31, 2018. We have incurred net operating losses for all the periods presented. We have not reflected any benefit of such net operating loss (NOL) carryforwards in the accompanying consolidated financial statements. We have established a full valuation allowance against the related deferred tax assets due to the uncertainty surrounding the realization of such assets.
The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes	7.4	9.7	1.3
Federal and state tax credits	4.3	4.9	7.1
Change in valuation allowance	(32.4)	(37.2)	(33.3)
Foreign rate differential	—	—	1.7
Officer compensation limitation	(0.8)	(1.0)	(0.7)

Stock based compensation/Non-deductible changes in fair value	0.6	1.7	2.9
Liquidation of foreign entities	—	0.9	—
Other	(0.1)	—	—

Provision for Taxes	0.0%	0.0%	0.0%

1
42

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$216,092	$157,685
Tax credits	76,684	62,862
Operating lease liability	23,147	16,177
Accruals and reserves	6,503	3,996
Stock based compensation	14,981	11,166
Intangibles	8,507	8,243
Other	904	408

Gross deferred tax assets	346,818	260,537
Valuation allowance	(325,710)	(245,000)

Net deferred tax assets	21,108	15,537
Operating lease – ROU asset	(13,975)	(14,971)
Property and equipment	(7,050)	(352)
Other	(83)	(214)

Gross deferred tax liabilities	(21,108)	(15,537)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. We have established a valuation allowance to offset deferred tax assets as of December 31, 2020 and 2019 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. The valuation allowance increased approximately

$80.7 million

and
 $99.2 million during the years ended
December 31, 2020, and 2019, respectively.
The increase in the valuation allowance is mainly related to the increase in net operating loss carryforwards and the increase in tax credits generated during the respective taxable years.
As of December 31, 2020, we had federal net operating loss carryforwards of approximately $829.1 million to offset future federal taxable income, with $209.9 million available through 2037 and $619.2 million available indefinitely. We also had state net operating loss carryforwards of approximately $587.1 million that may offset future state taxable income through 2040. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2020, we recorded a 100% valuation allowance against our deferred tax assets of approximately $325.7 million, as at that time our management believed it was uncertain that they would be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to valuation allowance would increase net income in the period in which we make such a determination.
In general, if we experience a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of our pre-change
NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California has similar laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt
rate. Such limitations may result in expiration of a portion of the NOL carryforwards that were generated prior to 2018 before utilization. We have not utilized any NOL carryovers through December 31, 2020.

1
43

No liability related to uncertain tax positions is recorded on the consolidated financial statements. All uncertain tax positions are currently recorded as a reduction to our deferred tax asset. It is our policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2020	2019
Balance at beginning of year	$21,598	$16,232
Additions based on tax positions related to current year	3,346	5,366
Decreased for prior period positions	(498)	—

Unrecognized tax benefit—December 3 1	$24,446	$21,598

We do not expect that our uncertain tax positions will materially change in the next twelve months. The reversal of the uncertain tax benefits will not impact our effective tax rate as we continue to maintain a full valuation allowance against our deferred tax assets.
We file federal, state and foreign income tax returns in the United States and in multiple foreign jurisdictions. We are not currently under examination by income tax authorities in federal, state or other jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits.
13. Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.
The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	December 31,
	2020	2019	2018
Options to purchase common stock	3,327,330	3,573,860	3,243,551
Restricted shares subject to future vesting	—	—	47,051
Restricted stock units	2,625,056	1,848,772	975,419

Total	5,952,386	5,422,632	4,266,021

*****

Selected Quarterly Financial Information (unaudited)
The following table provides the selected consolidated quarterly financial data for 2020 and 2019:

	Quarter Ended
(in thousands, except per share amounts)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Product sales, net	$41,295	$36,889	$31,501	$14,118	$2,108	$—	$—	$—
Loss from operations	$(59,373)	$(58,311)	$(52,036)	$(73,452)	$(99,214)	$(68,742)	$(60,804)	$(52,523)
Net loss	$(61,806)	$(59,881)	$(52,840)	$(73,026)	$(95,975)	$(64,547)	$(57,321)	$(48,923)
Basic and diluted net loss per common share	$(1.00)	$(0.97)	$(0.86)	$(1.20)	$(1.59)	$(1.07)	$(1.01)	$(0.87)
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management, including our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—2013 Integrated Framework. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.
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
Item 11.
Executive Compensation
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.
Item 13.
Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.
Item 14.
Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

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
The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form
10-K.
Item 16.
Form
10-K
Summary
None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws.	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate.	S-1/A	7/31/2015	4.1

4.2	Description of Securities	10-K	2/26/2020	4.2

10.1#	2012 Stock Option and Grant Plan and forms of award agreements thereunder	S-1	7/8/2015	10.1

10.2#	Amended and Restated 2015 Stock Option and Incentive Plan and forms of award agreements thereunder	—	—	—	X

10.3#	Employment Offer Letter Agreement by and between the Registrant and Ted W. Love, M.D., dated May 19, 2014	S-1	7/8/2015	10.3

10.4#	Employment Offer Letter Agreement by and between the Registrant and Jeffrey Farrow, dated February 19, 2016	8-K	4/4/2016	10.1

10.5	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers	S-1/A	7/31/2015	10.8

10.6#	Amended and Restated 2015 Employee Stock Purchase Plan	10-Q	5/6/2020	10.5

10.7#	Amended and Restated Cash Incentive Bonus Plan	—	—	—	X

10.8#	Amended and Restated 2017 Inducement Equity Plan and forms of award agreements thereunder	—	—	—	X

10.9#	Employment Offer Letter by and between the Registrant and Patricia Suvari, dated October 7, 2016	10-K	3/13/2017	10.17

10.10	Lease by and between the Registrant and HCP Oyster Point III LLC, dated March 17, 2017	8-K	3/22/2017	10.1

10.11	Sales Agreement by and between the Registrant and SVB Leerink LLC, dated August 5, 2020	S-3ASR	8/5/2020	1.2

10.12#	Amended and Restated Severance and Change in Control Policy	—	—	—	X

10.13#	Employment Offer Letter by and between the Registrant and David Johnson, dated February 21, 2018	10-Q	5/7/2018	10.4

10.14+	License Agreement by and between the Registrant and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., dated August 22, 2018	10-Q/A	3/29/2019	10.1

10.15	First Amendment to Lease by and between the Registrant and HCP Oyster Point III LLC, dated August 29, 2018	8-K	8/30/2018	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.16#	Non-Employee Director Compensation Policy	—	—	—	X

10.17#	Employment Offer Letter by and between the Registrant and Brian Cathers, Ph.D., dated January 21, 2019	10-K	2/27/2019	10.19

10.18#	Employment Offer Letter by and between the Registrant and Eric Fink, dated June 17, 2019	10-Q	8/7/2019	10.1

10.19#	Employment Offer Letter by and between the Registrant and Jung Choi, dated March 16, 2015	10-Q	5/10/2019	10.1

10.20+	License and Collaboration Agreement by and between the Registrant and Syros Pharmaceuticals, Inc., dated December 17, 2019	10-K	2/26/2020	10.20

10.21+	Loan Agreement by and among the Registrant, BioPharma Credit PLC, and Biopharma Credit Investments V (Master) LP, dated December 17, 2019	10-K	2/26/2020	10.21

21.1	Subsidiaries of the Registrant	—	—	—	X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	—	—	—	X

24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	X

#	Represents management compensation plan, contract or arrangement.
+	Portions of this exhibit have been omitted as confidential information.
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
Date: February 24, 2021
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ted W. Love	President, Chief Executive Officer and Director	February 24, 2021

Ted W. Love, M.D.	(Principal Executive Officer)

/s/ Jeffrey Farrow	Chief Financial Officer	February 24, 2021

Jeffrey Farrow	(Principal Financial Officer and Principal

Accounting Officer)

/s/ Willie L. Brown, Jr.	Director	February 24, 2021

Willie L. Brown, Jr

/s/ Scott W. Morrison	Director	February 24, 2021

Scott W. Morrison

/s/ Deval L. Patrick	Director	February 24, 2021

Deval L. Patrick

/s/ Mark L. Perry	Director	February 24, 2021

Mark L. Perry

/s/ Glenn F. Pierce	Director	February 24, 2021

Glenn F. Pierce, M.D., Ph.D.

/s/ Philip A. Pizzo	Director	February 24, 2021

Philip A. Pizzo, M.D.

/s/ Dawn Svoronos	Director	February 24, 2021

Dawn Svoronos

/s/ Wendy Yarno	Director	February 24, 2021

Wendy Yarno