Form 10-Q
period 2021-03-31
Global Blood Therapeutics, Inc.
filed 2021-05-05
CIK 1629137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
No  ☒
As of April 30, 2021, there were 62,266,753 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements
GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$445,310	$494,766
Short-term marketable securities	36,736	66,126
Accounts receivable, net	18,265	17,500
Inventories	42,267	40,223
Prepaid expenses and other current assets	15,554	13,548

Total current assets	558,132	632,163
Property and equipment, net	38,050	37,882
Operating lease right-of-use assets	50,085	50,722
Restricted cash	2,420	2,436
Other assets, noncurrent	1,211	799

Total assets	$649,898	$724,002

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,376	$19,078
Accrued liabilities	28,845	31,133
Accrued compensation	14,709	23,985
Operating lease liabilities, current	5,037	4,836

Total current liabilities	58,967	79,032
Long-term debt	149,052	148,815
Operating lease liabilities, noncurrent	77,862	79,176
Other liabilities, noncurrent	822	822

Total liabilities	286,703	307,845

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2021 (unaudited) and December 31, 2020; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of March 31, 2021 (unaudited) and December 31, 2020, respectively; 62,240,050 and 61,898,090 shares issued and outstanding as of March 31, 2021 (unaudited) and December 31, 2020, respectively	62	62
Additional paid-in capital	1,424,411	1,402,262
Accumulated other comprehensive income	121	302
Accumulated deficit	(1,061,399)	(986,469)

Total stockholders’ equity	363,195	416,157

Total liabilities and stockholders’ equity	$649,898	$724,002

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Product sales, net	$39,043	$14,118
Costs and operating expenses:
Cost of sales	584	135
Research and development	50,857	39,773
Selling, general and administrative	58,966	47,662

Total costs and operating expenses	110,407	87,570

Loss from operations	(71,364)	(73,452)
Other income (expense):
Interest income	329	2,856
Interest expenses	(3,689)	(2,314)
Other expenses, net	(206)	(116)

Total other income (expense), net	(3,566)	426

Net loss	(74,930)	(73,026)
Other comprehensive income:
Net unrealized gain (loss) on marketable securities, net of tax	(181)	461

Comprehensive loss	$(75,111)	$(72,565)

Basic and diluted net loss per common share	$(1.21)	$(1.20)

Weighted-average number of shares used in computing basic and diluted net loss per common share	62,101,070	60,787,710

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	61,898,090	$62	$1,402,262	$302	$(986,469)	$416,157
Issuance of common stock upon exercise of stock options	47,763	—	1,110	—	—	1,110
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	229,087	—	(1,897)	—	—	(1,897)
Issuance of common stock pursuant to ESPP purchases	65,110	—	2,558	—	—	2,558
Stock-based compensation	—	—	20,378	—	—	20,378
Net unrealized gain on marketable securities	—	—	—	(181)	—	(181)
Net loss	—	—	—	—	(74,930)	(74,930)

Balance at March 31, 2021	62,240,050	$62	$1,424,411	$121	$(1,061,399)	$363,195

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	60,644,380	$61	$1,316,795	$754	$(738,916)	$578,694
Issuance of common stock upon exercise of stock options	33,937	—	967	—	—	967
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	160,594	—	(2,099)	—	—	(2,099)
Issuance of common stock pursuant to ESPP purchases	47,460	—	1,870	—	—	1,870
Stock-based compensation	—	—	16,705	—	—	16,705
Net unrealized gain on marketable securities	—	—	—	461	—	461
Net loss	—	—	—	—	(73,026)	(73,026)

Balance at March 31, 2020	60,886,371	$61	$1,334,238	$1,215	$(811,942)	$523,572

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,930)	$(73,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,404	2,238
Amortization (accretion) of premium (discount) on marketable securities	75	(101)
Non-cash interest expense	237	412
Amortization of operating lease right-of-use assets	637	693
Stock-based compensation	19,948	16,367
Changes in operating assets and liabilities:
Accounts receivables	(765)	(1,941)
Inventories	(1,569)	(13,218)
Prepaid expenses and other assets, current	(2,041)	(147)
Other assets, non-current	(415)	—
Accounts payable	(8,544)	2,567
Accrued liabilities	(2,904)	(6,766)
Accrued compensation	(9,276)	(6,309)
Operating lease liabilities	(1,113)	1,762
Other liabilities	—	(1,153)
Net cash used in operating activities	(79,256)	(78,622)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,130)	(2,524)
Purchase of marketable securities	—	(57,936)
Maturities of marketable securities	29,134	151,586
Net cash provided by investing activities	28,004	91,126
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	3,703	2,968
Payments of debt issuance costs	(26)	(85)
Tax paid related to net share settlement of equity awards	(1,897)	(2,099)
Net cash provided by financing activities	1,780	784
Net increase (decrease) in cash, cash equivalents and restricted cash	(49,472)	13,288
Cash, cash equivalents and restricted cash at beginning of period	497,202	304,632
Cash, cash equivalents and restricted cash at end of period	$447,730	$317,920

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,375	$1,706
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Leasehold improvements paid for by landlord	$—	$9,461
Accrued purchase of property and equipment	$484	$563
Accrued issuance costs	$(26)	$(85)

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash, cash equivalents	$445,310	$315,525
Restricted cash	2,420	2,395
Total cash and cash equivalents and restricted cash	$447,730	$317,920

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
Need for Additional Capital
In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our commercialization of Oxbryta and research and development activities. Since inception through March 31, 2021, we have incurred cumulative net losses of $1.06 billion. We expect to incur additional losses for the foreseeable future to commercialize Oxbryta and conduct product research and development, and expect to potentially raise additional capital to fully implement our business plan. If needed, we intend to raise such capital through borrowings, the issuance of additional equity, and potentially through strategic alliances with partner companies or other transactions. However, if such financing is not available at adequate levels, we will need to re-evaluate
our operating plans. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our cash requirements for at least 12 months subsequent to the issuance of these financial statements.
2. Summary of Significant Accounting Policies
Basis of Preparation and Presentation of Financial Information
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and, accordingly, the balance sheet as of December 31, 2020, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other interim period or for any other future year.
The accompanying unaudited interim condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020, included in our Annual Report on Form
10-K,
filed with the SEC on February 24, 2021.
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

Major Customers
We have entered into distribution agreements with certain limited specialty pharmacies and specialty distributors. For the three months ended March 31, 2021, our two largest customers represented approximately 85% of our product revenue and approximately 78% of our accounts receivable balance at March 31, 2021.
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
Significant Accounting Policies
Except as noted below, there have been no material revisions in our significant accounting policies described in Note 2 to the consolidated financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2020.
Accounting Pronouncements Adopted
In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU,
No. 2019-12,
Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes
. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU
2019-12
is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and the applicable amendments will be applied on a prospective basis. We adopted ASU
No. 2019-12
in the first quarter of 2021 and applied the guidance prospectively. The only aspect of ASU
2019-12
that is currently applicable to us is the removal of the exception related to intraperiod tax allocation. We began applying the general methodology regarding the intraperiod allocation of tax expense in 2021. After the adoption of ASU
2019-12,
in periods where we have a loss from continuing operations, the amount of taxes attributable to continuing operations will be determined without regard to the tax effect of other items, including changes in unrealized gains related to marketable securities. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
In August 2020, FASB issued A
S
U
No. 2020-08,
Codification Improvement to Subtopic
310-20,
Receivables – Nonrefundable Fees and Other Costs
. The new guidance states that an entity should reevaluate whether a callable debt security is within scope of Topic
310-20.
ASU
2020-08
is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted ASU
No. 2020-08
in the first quarter of 2021 and applied the guidance prospectively. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
Accounting Pronouncement Issued But Not Yet Adopted
In March 2020, FASB issued ASU
No. 2020-04,
Reference Rate Reform (Topic 848). The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU
2020-04
is optional and may be elected over time as reference rate reform activities occur. We continue to evaluate the impact of the guidance and may apply the elections as applicable as changes occur
.
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
The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$389,448	$389,448	$—	$—
Corporate debt securities	19,639	—	19,639	—
U.S. government agency securities	6,802	—	6,802	—
Certificates of deposits	241	—	241	—
U.S. government securities	10,054	—	10,054	—

Total financial assets	$426,184	$389,448	$36,736	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$486,174	$486,174	$—	$—
Corporate debt securities	29,804	—	29,804	—
U.S. government agency securities	15,943	—	15,943	—
Certificates of deposits	243	—	243	—
U.S. government securities	20,136	—	20,136	—

Total financial assets	$552,300	$486,174	$66,126	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bids, offers and reference data including market research publications. At March 31, 2021, and December 31, 2020, the weighted average remaining contractual maturities of our Level 2 investments was less than one year and all of these investments are rated
A-1/P-1
or A/A2, or higher, by Moody’s and Standard & Poor’s.

4.
Available-for-Sale
Securities
Estimated fair values of
available-for-sale
securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale
securities recorded in cash and cash equivalents, restricted cash, or marketable securities in our condensed consolidated balance sheets (in thousands):

	March 31, 2021				December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Financial Assets:
Money market funds	$389,448	$—	$—	$389,448	$486,174	$—	$—	$486,174
Corporate debt securities	19,563	76	—	19,639	29,641	163	—	29,804
U.S. government agency securities	6,800	2	—	6,802	15,906	37	—	15,943
Certificates of deposits	240	1	—	241	241	2	—	243
U.S. government securities	10,012	42	—	10,054	20,036	100	—	20,136

Total	$426,063	$121	$—	$426,184	$551,998	$302	$—	$552,300

The following table summarizes the classification of the
available-for-sale
securities on our condensed consolidated balance sheets (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$389,448	$486,174
Short-term marketable securities	36,736	66,126

Total	$426,184	$552,300

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
5. Balance Sheet Components
Inventories
Inventories consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$10,632	$11,273
Work-in-process	28,656	26,994
Finished goods	2,979	1,956

Total inventories	$42,267	$40,223

For the quarter ended March 31, 2021, we have capitalized $430,000 of share-based compensation expense and
$45,000
of depreciation expenses to our inventories. For the quarter ended March 31, 2020, we have capitalized $337,000 of share-based compensation expense and $96,000 of depreciation expenses to our inventories. See Note 8—Share-based Compensation for details on share-based compensation expenses recognized during the quarter ended March 31, 2021.

1
0

Property and Equipment
Property and equipment consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Laboratory equipment	$12,264	$11,922
Computer equipment	3,024	3,023
Leasehold improvements	32,281	32,281
Construction-in-progress	1,788	517

Total property and equipment	49,357	47,743
Less: accumulated depreciation and amortization	(11,307)	(9,861)

Property and equipment, net	$38,050	$37,882

Accrued liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued research and development costs	$8,121	$10,677
Accrued manufacturing costs	7,631	9,125
Accrued professional and consulting services	5,199	4,107
Accrued sales deductions	7,010	6,405
Other	884	819

Total accrued liabilities	$28,845	$31,133

6. Long-term Debt
Term Loan
On December 17, 2019, we entered into the Loan Agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, Biopharma Credit Investments V (Master) LP, as a lender, and BPCR Limited Partnership, as a lender, and collectively, the Lenders, for a senior secured credit facility consisting of an initial tranche of $75.0 million and the option to draw an additional $75.0 million until December 31, 2020. The first tranche, in the amount of $75.0 million, was funded in connection with the closing date of the Term Loan in December 2019, and the second tranche in the amount of $75.0 million was funded in November 2020.
The Term Loan carries a
72-month
term. The Term Loan bears interest at a floating per annum interest rate equal to 7.00% plus the greater of (a) the
3-month
LIBOR rate and (b) 2%. In the event we default, the interest rate would be 3% above the rate that is otherwise applicable thereto. Interest on amounts outstanding are payable quarterly in arrears. The Term Loan repayment schedule provides for interest only payments for the first 39 months, followed by consecutive equal quarterly payments of principal and interest commencing in March 2023 and continuing through the maturity in December 2025.
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

1
1

Debt issuance costs paid directly to the Lenders of $1.1 million and the other debt issuance costs of $0.5 million were treated as discounts on the Term Loan. These debt discounts along with the Paydown Fee are being amortized or accreted to interest expenses throughout the life of the Term Loan using the effective interest rate method. In addition, we paid the Lenders $1.1 million for the option to draw the additional $75.0 million, which was capitalized as a deferred asset and amortized on a straight-line basis through December 31, 2020. Any remaining unamortized amount was reclassed to debt discount at the time of closing of the second tranche of the Term Loan. We closed the second tranche of the Term Loan in November 2020, and $0.2 million of the unamortized deferred asset related to the option to draw the second tranche was reclassed as the discount on the notes payable. As of March 31, 2021, there were unamortized issuance costs and debt discounts of $1.5 million, which were recorded as a direct deduction from the Term Loan on the condensed consolidated balance sheet.
Future payments of principal and interest on the Term Loan as of March 31, 2021 (in thousands):

2021 (nine months)	10,125
2022	13,500
2023	62,813
2024	58,313
2025	53,812

Total minimum payments	198,563
Less amount representing interest	(45,563)
Less amount representing Paydown Fee	(3,000)

Long-term debt, gross	150,000
Discount on notes payable	(1,539)
Accretion of Paydown Fee	591

Long-term debt	$149,052

7. Commitments and Contingencies
Leases
We have operating leases for our headquarters in South San Francisco, where we have office and research and development laboratory facilities, and equipment. Our leases have remaining lease terms of 1 to 10 years. Most of these leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases include renewal options at our election, with renewal terms that can extend the lease term from 1 to 10 years. These optional periods have not been considered in the determination of the right-of-use
assets, or ROU assets, or lease liabilities associated with these leases as we did not consider it reasonably certain that we would exercise the options.
Lease costs included in operating expense in
the condensed consolidated statement
of operations and comprehensive loss in relation to these operating leases were $3.2 million and $3.1 million for the three months ended March 31, 2021, and 2020, respectively. Included in these lease costs were variable lease costs, which were not included within the measurement of our operating ROU assets and operating lease liabilities in the amount of $0.7 million and $0.7 million for the three months ended March 31, 2021, and 2020, respectively. The variable lease cost is comprised primarily of our cost in certain research and development arrangements that contain embedded equipment, and our proportionate share of operating expenses, property taxes, and insurance in relation with our facility lease. These costs are classified as operating lease expense due to our election to not separate lease and non-lease
components.
Supplemental information related to leases for the period reported is as follows (in thousands, except weighted-average remaining lease term and weighted-average discount rate):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	2,904	1,153
Weighted-average remaining lease term of operating leases (in years)	9.0	10
Weighted-average discount rate of operating leases	8.66%	8.66%

1
2

The majority of our l
e
ase costs are driven by our operating lease for our headquarters, where we have office and research and development laboratory facilities.
In March 2017, we entered into a noncancelable operating lease, or Original Lease, for approximately 67,185 square feet of space in South San Francisco, California, or Prior Premises. The Original Lease term commenced in November 2017 as we gained control over physical access to the Prior Premises for a 10-year period.
In August 2018, we entered into an amendment to the Original Lease, or Lease Amendment, to relocate the leased premises from the Prior Premises to a to-be-constructed
building consisting of approximately 164,150 rentable square feet of space, or Substitute Premises, when the Substitute Premises were ready for occupancy, or Substitute Premises Payment Commencement Date. The Lease Amendment has a contractual term, or Substitute Premises Term, of 10 years from the Substitute Premises Payment Commencement Date. The Lease Amendment grants us an option to extend the Lease Amendment for an additional
10-year
period. Future minimum rental payments under the Lease Amendment during the
10-year
term are $121.5 million in the aggregate. Under the Lease Amendment, we are obligated to pay to the landlord certain costs, including taxes and operating expenses. The Lease Amendment also provides a tenant inducement allowance of up to $27.9 million, of which $4.1 million, if utilized, would be repaid to the landlord in the form of additional monthly rent with interest applied. As of March 31, 2021, we have capitalized $32.3 million of costs within property and equipment, net for construction of leasehold improvements at the Substitute Premises, which were mostly acquired with the tenant inducement provided under the Lease Amendment.
After relocating to the Substitute
Premises
, we surrendered and delivered the Prior Premises to the landlord in May 2020, upon which time we had no further obligations with respect to the Prior Premises other than with respect to the Initial Allowance, which we will repay to the landlord in the form of additional monthly rent with interest applied over the term of the Original Lease through November 2027. Upon signing of the Lease Amendment, we re-evaluated
the remaining useful life of the leasehold improvements at the Prior Premises and started to amortize the leasehold improvements over the remaining period of expected use, resulting in an acceleration of depreciation expenses for approximately $1.9 million for the three months ended March 31, 2020. No acceleration of depreciation
expense was recorded for the three months ended March 31, 2021.
As of March 31, 2021, the maturities of our operating lease liabilities were as follows (in thousands):

Year ending December 31,	Amount
2021 (nine months)	8,937
2022	12,222
2023	12,584
2024	12,948
2025	13,368
Thereafter	60,507

Total lease payments	120,566
Less: Imputed interest	(37,667)

Present value of operating lease liabilities	$82,899

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
8. Stock-Based Compensation
We have three stock-based compensation plans – the Amended and Restated 2017 Inducement Equity Plan, or 2017 Inducement Plan, the Amended and Restated 2015 Stock Option and Incentive Plan, or 2015 Plan, and the 2012 Stock Option and Grant Plan, or 2012 Plan. As of March 31, 2021, there were 2,114,286 shares reserved under the 2017 Inducement Plan and 4,809,892 shares

1
3

reserved under the 2015 Plan for the future issuance of equity awards. Upon adoption of the 2015 Plan in July 2015, no new awards or grants are permitted under the 2012 Plan. See Note 10 to the Consolidated Financial Statements included in our Annual Report on Form
10-K
for the year ended December 31, 2020, for additional information related to these stock-based compensation plans.
Stock Options
The following summarizes option activity under the 2017 Inducement Plan, 2015 Plan and 2012 Plan:

	Number of Options	Weighted- Average Exercise Price
Outstanding — December 31, 2020	3,327,330	$42.07
Options granted	576,768	44.48
Options exercised	(47,763)	23.24
Options canceled	(41,493)	57.37

Outstanding — March 31, 2021	3,814,842	$42.51

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term (in years)	5.8-6.1	6.1
Volatility	72.6%-72.7%	69.6%-69.9%
Risk-free interest rate	0.9%-1.0%	1.4%-1.8%
Dividend yield	—	—
Restricted Stock Units
The following table summarizes activity of restricted stock units, or RSUs, granted to employees with service-based vesting under the 2017 Inducement Plan and 2015 Plan and related information:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Non-vested units — December 31, 2020	2,210,356	$57.80
RSUs granted	1,255,399	44.87
RSUs vested	(267,629)	54.41
RSUs forfeited	(94,999)	56.87

Non-vested units — March 31, 2021	3,103,127	$52.89

Market-Condition Awards Granted to Employees
2020 Market-Condition RSU Awards
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
For the three months ended March 31, 2021, no 2020 Market-Condition RSU Awards were granted, vested, or forfeited. The number of units outstanding was 414,700 and 414,700 as of March 31, 2021 and December 31, 2020, respectively. The weighted average grant date fair value was $49.95 and $49.95 was of March 31, 2021 and December 31, 2020, respectively. The aggregate intrinsic value for the outstanding 2020 Market-Condition RSU Awards was $16.9 million as of March 31, 2021.
At March 31, 2021, total unrecognized compensation expense related to non-vested
2020 Market-Condition RSU Awards was $
9.9
million, which is expected to be recognized over their respective remaining derived service periods. The weighted average derived service period is
0.96

years. For the three months ended March 31, 2021, we recognized $
3.1
million in stock-based compensation expense related to the 2020 Market-Condition RSU Awards.
Stock-Based Compensation Expense
Total stock-based compensation recognized by function included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$4,879	$5,350
Selling, general and administrative	15,069	11,017

Total stock-based compensation expense	$19,948	$16,367

9. Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.
The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	3,814,842	4,133,721
Restricted stock units	3,517,827	2,691,159

Total	7,332,669	6,824,880

1
5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form
10-Q
and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2020, included in our Annual Report on Form
10-K
filed with the Securities and Exchange Commission on February 24, 2021, or our Annual Report.
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
Overview
We are a biopharmaceutical company dedicated to the discovery, development and delivery of life-changing treatments that provide hope to underserved patient communities. Founded in 2011, our goal is to transform the treatment and care of sickle cell disease, or SCD, a lifelong, devastating inherited blood disorder that is marked by red blood cell, or RBC, destruction and occluded blood flow and hypoxia, which leads to anemia, stroke, multi-organ failure, severe pain crises, and shortened patient life span. Our mission is driven by the historical lack of understanding, investment and attention given to SCD. Although the fundamental cause of SCD has been understood for decades, therapeutic innovation and access to care has significantly lagged compared to many other rare diseases. For example, there are approximately three times more individuals in the U.S. living with SCD than cystic fibrosis, or CF. However, since the enactment of the Orphan Drug Act passed in 1983, only four drugs have been approved for SCD compared to at least 15 drugs approved for CF. As a result of the lack of treatment options, patients with SCD suffer serious morbidity and premature mortality.
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
Medicaid coverage in 44 states, including all 17 priority states where most SCD patients in the United States live.
We have a number of ongoing clinical trials of Oxbryta. The Phase 2a HOPE-KIDS 1 Study, an open-label, single- and multiple-dose trial, is evaluating the safety, tolerability, pharmacokinetics and exploratory treatment effect of Oxbryta in pediatric patients aged 4 to 17 years with SCD. The Phase 3 HOPE-KIDS 2 Study, a post-approval confirmatory study we initiated in December 2019 as a condition of the accelerated approval of Oxbryta in the United States, uses transcranial Doppler, or TCD, flow velocity to seek to demonstrate a decrease in stroke risk in children 2 to 15 years of age. The ActIVe Phase 4 study, a pilot, open-label, single-arm
study, aims to evaluate the effect of Oxbryta on exercise capacity, as measured by cardiopulmonary exercise testing (CPET) in patients 12 years of age and older with SCD. We are also conducting and expect to conduct additional clinical studies of Oxbryta, including to seek to expand the potential approved product label into younger pediatric populations as well as to study further the efficacy and safety profile of Oxbryta for SCD patients.
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

1
6

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
Beyond Oxbryta, we are engaged in other research and development activities, including clinical programs to potentially develop next-generation treatments for SCD, including inclacumab, a
P-selectin
inhibitor, which is a clinically validated target in SCD, known to reduce the incidence of vaso-occlusive crises, or VOCs, and our next generation hemoglobin polymerization inhibitor, GBT021601, or GBT601. We are also engaged in additional preclinical research activities working on new targets.
As part of our efforts to build our pipeline, we regularly evaluate opportunities to in-license,
acquire or invest in new business, technology or assets or engage in related discussions with other business entities.
We licensed inclacumab from F.

Hoffmann-La

Roche Ltd. and

Hoffmann-La

Roche Inc. (together, “Roche”) under the License Agreement we entered into in August 2018, or Roche Agreement. Prior to licensing inclacumab to us, Roche conducted clinical studies that enrolled more than 700 non-SCD

patients and demonstrated an encouraging pharmacokinetic, safety, and tolerability profile for inclacumab. We expect to be able to leverage the safety data from Roche’s prior clinical studies, as we proceed with our development of inclacumab as a potential treatment to reduce the frequency of VOCs in patients with SCD and to reduce the hospital VOC readmission rate for patients that require inpatient treatment for an initial VOC episode. We expect to initiate two pivotal Phase 3 clinical trials by mid-2021. One study will be a chronic prevention study with an endpoint of the reduction in VOCs over a

48-week

treatment period, and the other study will focus on hospital readmissions with an endpoint of the reduction of the rate of readmission to hospitals for VOC within 90 days following an initial hospitalization for VOC.

We also have an ongoing early-stage collaboration with Syros Pharmaceuticals, Inc., or Syros, under a License and Collaboration Agreement, or Syros Agreement, entered into in December 2019, to discover, develop and commercialize novel therapies for SCD and beta thalassemia. We are currently exploring orally available, small molecule drugs designed to upregulate fetal hemoglobin. Under the Syros Agreement, we have an option to obtain an exclusive worldwide license to develop, manufacture and commercialize any compounds or products resulting from the collaboration, subject to Syros’ option to co-promote
the first product in the United States.
In addition, we entered into a License Agreement with Sanofi in March 2021, under which we received an exclusive license under certain intellectual property controlled by Sanofi to use, develop, manufacture, commercialize and otherwise exploit certain compounds, including compounds directed against or that modulate one of two specified targets, or Licensed Compounds, for the treatment of human diseases worldwide. We currently intend to explore the Licensed Compounds for the potential treatment of SCD, and we believe the mechanisms are distinct and potentially complementary to that of Oxbryta.
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
We have seen a significant decrease in weekly new patient prescriptions for Oxbryta from a peak in early March 2020, and we expect the rate of new patient prescriptions may remain lower depending on the course of the pandemic. While we intend to resume normal operations as soon as practicable, we do not know for certain the extent or duration of these and other disruptions or the long-term impact on our business. Since mid-March
2020, when we made the decision to temporarily suspend
in-person
visits to healthcare professionals, or HCPs, by our field teams, we have been engaging with HCPs and payors through increased use of digital and internet-based education and outreach, and we have more recently increased our face-to-face
engagements in some settings following appropriate
COVID-19
protocols.

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. Our net losses were $74.9 million and $73.0 million for the three months ended March 31, 2021, and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $1.06 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We had $445.3 million in cash and cash equivalents and $36.7 million in marketable securities as of March 31, 2021.
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
There have been no material changes to our critical accounting policies and estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(in thousands, except percentages)
Product sales, net	$39,043	$14,118	$24,925	177%
Costs and operating expenses:
Cost of sales	584	135	449	333%
Research and development	50,857	39,773	11,084	28%
Selling, general and administrative	58,966	47,662	11,304	24%

Total costs and operating expenses	110,407	87,570	22,837	26%

Loss from operations	(71,364)	(73,452)	2,088	(3)%
Interest income	329	2,856	(2,527)	(88)%
Interest expenses	(3,689)	(2,314)	(1,375)	59%
Other expenses, net	(206)	(116)	(90)	78%

Net loss	$(74,930)	$(73,026)	$(1,904)	3%

Product sales, net
Product sales, net was $39.0 million and $14.1 million for the three months ended March 31, 2021, and 2020, respectively. Product sales consist of sales of our only product, Oxbryta, which has been approved by the FDA. The only performance obligation included in our contracts is the delivery of Oxbryta to our customers, which are a limited number of specialty pharmacies and a specialty distributor, or collectively, Customers. Therefore, no allocation of transaction price among performance obligations is necessary. Consequently, the transaction price determined after considering the impacts of variable consideration is recognized at the time control is transferred to our Customers, which is upon delivery of Oxbryta to our Customers.
Because all sales of Oxbryta have been in the United States and because our Customers have similar variable consideration impacts, we provide revenue numbers on a total basis without further disaggregation. Additionally, we do not have any contract assets or liabilities, other than accounts receivable, related to our sales of Oxbryta. We expect our product revenue to increase year over year as we increase the number of patients on Oxbryta.

The following table summarizes activity with respect to our sales allowances and accruals for the period ended March 31, 2020 (in thousands):

	Rebates, co-payment assistance, Medicare Part D coverage gap, product returns and distributor fees	Prompt payment discounts and chargebacks	Total
Balances at December 31, 2020	$6,405	$751	$7,156
Provision related to current period sales	5,236	1,477	6,713
Credit or payments made during the period	(4,631)	(1,487)	(6,118)

Balance at March 31, 2021	$7,010	$741	$7,751

Cost of sales
Cost of sales of $584,000 and $135,000 for the three months ended March 31, 2021, and 2020, respectively, is related to manufacturing costs incurred after FDA approval for the cost of Oxbryta sold. Prior to receiving FDA approval for Oxbryta in November 2019, we recorded all costs incurred in the manufacture of Oxbryta as research and development expense. We expect to sell inventory previously expensed to research and development over approximately the current year, and, accordingly, we expect our costs of product sales of Oxbryta to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.
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

•	the costs related to production of clinical supplies, including fees paid to contract manufacturers;

•	laboratory and vendor expenses related to the execution of nonclinical studies and clinical trials;

•	payments upon achievement of certain clinical development and regulatory milestones pursuant to license agreements; and

•	facilities and other allocated expenses, which include expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.
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
We expect our research and development expenses will increase in future periods as we continue to invest in research and development activities related to developing Oxbryta and product candidates, and as programs advance into later stages of development and we begin to conduct additional or larger clinical trials. The process of conducting the necessary clinical research to obtain, expand the scope of, and maintain regulatory approval is costly and time-consuming, and research and development is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
Costs incurred by development program:
Oxbryta for the treatment of SCD	$23,462	$23,460	$2	*
Other preclinical programs	17,274	9,316	7,958	85%
Inclacumab for the treatment of SCD	10,120	6,997	3,123	45%

Total research and development expenses	$50,857	$39,773	$11,084	28%

*	Change is not meaningful
Research and development, or R&D, expenses increased by $11.1 million, or 28%, to $50.9 million for the three months ended March 31, 2021 from $39.8 million for the three months ended March 31, 2020. The increase was primarily due to an increase of $8.0 million in external costs related to our preclinical research and development programs, including a $2.25 million upfront payment related to the Sanofi License Agreement, which we entered into in March 2021. In addition, there was an increase of $3.1 million in external costs related to our inclacumab program. R&D related stock-based compensation expense was $4.9 million for the three months ended March 31, 2021 and $5.4 million for the three months ended March 31, 2020. The decrease of R&D related stock-based compensation expense was primarily due to increase in amount capitalized for inventory.
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
Selling, general and administrative, or SG&A, expenses increased by $11.3 million or 24%, to $59.0 million for the three months ended March 31, 2021 from $47.7 million for the three months ended March 31, 2020. The increase was primarily due to an increase of $6.4 million in salary and benefit costs due to higher headcount and $4.9 million in professional and consulting services due to increases in medical affairs related activities and marketing expense related to Oxbryta. SG&A related stock-based compensation expense was $15.1 million for the three months ended March 31, 2021 and $11.0 million for the three months ended March 31, 2020.
Liquidity, Capital Resources and Plan of Operations
We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sales of equity securities, and to a lesser extent, through debt financing. As of March 31, 2021, we had $445.3 million in cash and cash equivalents and $36.7 million in marketable securities. On December 17, 2019, we entered into the Loan Agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, Biopharma Credit Investments V (Master) LP, as a lender, and BPCR Limited Partnership, as a lender, and collectively, the Lenders, for a senior secured credit facility consisting of an initial tranche of $75.0 million and the option to draw an additional $75.0 million until December 31, 2020. As of March 31, 2021, $150.0 million was outstanding under the Term Loan. The Term Loan repayment schedule provides for interest only payments for the first 39 months, followed by consecutive equal quarterly payments of principal and interest commencing in March 2023 and continuing through the maturity of December 2025.

On August 5, 2020, we filed a shelf registration statement on Form
S-3,
or Shelf Registration Statement, with the SEC relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. Concurrently with the filing of the Shelf Registration Statement, we entered into a Sales Agreement with SVB Leerink LLC, or the Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock from time to time in
“at-the-market”
offerings under the Shelf Registration Statement, or Sales Agreement. We have agreed to pay to the Sales Agent cash commissions of up to 3.0% of the gross proceeds from sales of common stock pursuant to the Sales Agreement. We have not issued any shares or received any proceeds pursuant to the Sales Agreement through March 31, 2021.
Our primary use of cash is to fund operations. Cash used to fund operations is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we believe we may continue to require additional financing to commercialize Oxbryta in the United States and other territories, to conduct additional clinical trials of Oxbryta, to develop our product candidates, to acquire complementary technology, assets or product candidates and to fund our operations. We may continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:

•	our ability to successfully commercialize Oxbryta, inclacumab and any other product candidates we may identify and develop in the United States or any other territories;

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

•	the time and cost necessary to conduct and complete multiple ongoing studies (including our HOPE-KIDS 1 Study, our Phase 3 HOPE-KIDS 2 Study, and other studies);

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

•	the progress, data and results of clinical trials of Oxbryta and our product candidates;

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
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$(79,256)	$(78,622)
Cash provided by investing activities	28,004	91,126
Cash provided by financing activities	1,780	784

Net increase (decrease) in cash, cash equivalents and restricted cash	$(49,472)	$13,288

Cash flows from operating activities
Cash used in operating activities for the three months ended March 31, 2021, was $79.3 million, consisting of a net loss of $74.9 million, which was partially offset by non-cash
charges of $19.9 million for stock-based compensation, $1.5 million for net depreciation and amortization expense, and $0.2 million for non-cash
interest expense. The change in our net operating assets and liabilities was due primarily to a decrease of $9.3 million in accrued compensation primarily due to the payment of annual employee bonuses, a decrease of $8.5 million in accounts payable due to timing of payments and receipt of invoices, a decrease of $2.9 million in accrued liabilities due to timing of services performed, an increase of $2.0 million in prepaid expenses and other current assets, an increase of $1.6 million in inventories and a decrease of $1.1 million in operating lease liabilities due to payments made during the period.
Cash used in operating activities for the three months ended March 31, 2020, was $78.6 million, consisting of a net loss of $73.0 million, which was partially offset by non-cash
charges of $16.4 million for stock-based compensation and $3.2 million for net depreciation and amortization expense. The change in our net operating assets and liabilities was due primarily to an increase of $13.2 million in inventories as we began capitalizing manufacturing of Oxbryta as inventory upon receipt of FDA approval in November 2019, a decrease of $6.8 million in accrued liabilities due to timing of services performed, a decrease of $6.3 million in accrued compensation primarily due to the payment of annual employee bonuses, an increase of $2.6 million in accounts payable due to timing of payments and receipt of invoices, and an increase in accounts receivable of $1.9 million due to timing of cash receipts associated with Oxbryta commercial sales.
Cash flows from investing activities
Cash provided by investing activities for the three months ended March 31, 2021, was $28.0 million, consisting of maturities of marketable securities of $29.1 million, which was offset by purchases of property and equipment of $1.1 million.
Cash provided by investing activities for the three months ended March 31, 2020, was $91.1 million, consisting of purchases of marketable securities of $58.0 million and purchases of property and equipment of $2.5 million, which were partially offset by maturities of marketable securities of $151.6 million.
Cash flows from financing activities
Cash provided by financing activities for the three months ended March 31, 2021, was $1.8 million, primarily from proceeds of $3.7 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options, which were partially offset by $1.9 million in taxes paid related to net share settlement of equity awards.
Cash provided by financing activities for the three months ended March 31, 2020, was $0.8 million, primarily from proceeds of $3.0 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options, which were partially offset by $2.1 million in taxes paid related to net share settlement of equity awards.

Off-Balance
Sheet Arrangements
As of March 31, 2021, we had no
off-balance
sheet arrangements as defined in Item 303(a)(4) of Regulation
S-K
as promulgated by the SEC.
Contractual Obligations and Other Commitments
As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business during the three months ended March 31, 2021, as compared to those disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of March 31, 2021 have not changed materially from those discussed in Item 7A of our Annual Report on

Form 10-K

for the year ended December 31, 2020.
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
and
15d-15(e)
under the Exchange Act) as of March 31, 2021. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are not currently a party to any material litigation or other material legal proceedings.

Item 1A.	Risk Factors
SUMMARY OF RISK FACTORS
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form
10-Q
and our other filings with the Securities and Exchange Commission, or SEC, before making investment decisions regarding our common stock.

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

RISK FACTORS
This Quarterly Report on Form
10-Q
contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed consolidated financial statements as of March 31, 2021, and consolidated financial statements as of December 31, 2020, and the notes accompanying those consolidated financial statements.
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
SARS-CoV-2,
which causes coronavirus disease 2019
(COVID-19),
evolved into a global pandemic that has significantly impacted people and entities throughout the world. In light of the
COVID-19
pandemic, we temporarily suspended our field team from most
in-person
interactions, including visits to physician offices, clinics and hospitals as well as in-person
meetings with payors. While we have more recently increased our face-to-face
engagements in some settings following appropriate
COVID-19
protocols, we are still utilizing digital and internet-based education and outreach to a greater extent than prior to the pandemic. The
COVID-19
pandemic has also reduced our ability to engage

with the medical and investor communities. These and other measures have impacted our ability to commercialize Oxbryta and may significantly impact our business in general, and we may continue to experience disruptions to our commercial efforts as well as other disruptions that could materially impact our business.
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
In light of the
COVID-19
pandemic, we temporarily suspended our field team from most
in-person
interactions, including visits to physician offices, clinics and hospitals as well as in-person
meetings with payors. While we have more recently increased our face-to-face
engagements and are continuing to engage with healthcare professionals and payors through digital and internet-based education and outreach, the impact of utilizing less in-person
interactions is unknown, although we believe this may have impacted new patient prescriptions for Oxbryta. We have seen a significant decrease in weekly new patient prescriptions for Oxbryta from a peak in early March 2020, and we expect the rate of new patient prescriptions may remain lower, depending on the course of the pandemic.
Another potential challenge for our commercial efforts is frequency of doctor visits by SCD patients. We believe that nearly half of Medicaid and Medicare patients living with SCD do not see a hematologist at least once per year. This infrequency of doctor visits, which has been exacerbated during the
COVID-19
pandemic, may impede prescriptions for Oxbryta.
With respect to certain geographical markets, we may seek to enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize Oxbryta or future drugs, if any, and we are unable to develop the necessary sales and marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may also be competing with companies that currently have extensive and well-funded marketing and sales operations. For example, in November 2019, the FDA approved Novartis’ biologic, crizanlizumab, for the reduction of the frequency of vaso-occlusive crises, or VOCs, in patients with SCD, and, in October 2020, Novartis announced that the European Commission approved crizanlizumab for the prevention of recurrent VOCs in patients with SCD. Without an effective internal team or the support of a third party to perform marketing and sales functions, we would be unable to compete successfully against more established companies, and our commercial efforts and ability to generate revenues would be impaired.
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
In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMPs. For Oxbryta, inclacumab and any other product candidates we may pursue, we are wholly reliant on third-party contract manufacturers for clinical as well as any commercial supplies of product candidates and products. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP requirements and must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We are also required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities, and to comply with requirements concerning advertising and promotion for Oxbryta and any future products. In addition, we are subject to very rapid reporting obligations relating to any adverse events or serious adverse events relating to Oxbryta and our product candidates. Our failure to report adverse events we become aware of within the prescribed timeframes could have serious negative consequences for our commercialization, development programs, business and operations. In addition, any promotional communications or materials for prescription drugs are subject to a variety of complex legal and regulatory restrictions, including, but not limited to, consistency with the approved product’s approved label. Failure to obey these standard marketing requirements for Oxbryta or any other approved product, if any, could have serious negative consequences for our commercialization activities, business and operations.
If the FDA or any comparable foreign regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with a sponsor’s activities relating to the promotion, marketing or labeling of a product, these regulatory agencies may impose restrictions or sanctions on that product or us, including requiring withdrawal of the product from the market. In addition, in the United States, a wide range of commercialization and pre-launch
activities relating to a drug candidate are subject to potential for significant civil and/or criminal liability and sanctions under federal anti-kickback and fraud and abuse statutes and regulations. If we fail to comply with any of these complex applicable regulatory requirements, a regulatory agency or enforcement authority may:

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

We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses were $74.9 million and $73.0 million for the three months ended March 31, 2021, and March 31, 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $1.06 billion. We only began to generate revenues with the December 2019 commercial launch of Oxbryta, and have financed our operations primarily through the sale of equity securities and, to a lesser extent, through debt financing. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

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

•
seek and obtain additional regulatory and marketing approvals for Oxbryta for SCD, including for younger pediatric patient populations, or any potential approvals we may pursue for other product candidates;

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
We are currently commercializing Oxbryta and investigating Oxbryta in clinical development to support its potential full approval by the FDA and opportunities for potential label expansion. Among other activities, we are evaluating the safety and pharmacokinetics of single and multiple doses of Oxbryta in our HOPE-KIDS 1 Study, a Phase 2a clinical trial in adolescent and pediatric patients with SCD. Our clinical program for Oxbryta also includes our HOPE-KIDS 2 Study, which is our TCD post-confirmatory study of Oxbryta in SCD (to potentially satisfy the FDA’s requirement for a post-confirmatory study under Subpart H). In light of the
COVID-19
pandemic, we temporarily delayed or paused our research and development activities, including temporarily pausing screening and enrollment in all
GBT-sponsored
clinical studies (including our HOPE-KIDS 2 Study). Activities on our clinical trials have resumed, with measures in place that we believe are appropriate. In addition, we have initiated and plan to initiate clinical trials on our product candidates, inclacumab and GBT601, and we are conducting nonclinical research activities in other programs. While we have resumed clinical trial activities, we have continued to see a negative impact on enrollment and certain other aspects of our clinical trials that we believe are related to the continuing
COVID-19
pandemic, and we do not know with any certainty the long-term impact of the
COVID-19
pandemic on our clinical development activities.
Discovering, developing and commercializing biopharmaceutical products is expensive and time-consuming, and we expect our selling, general and administrative and research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue to commercialize Oxbryta and engage in research and development efforts for Oxbryta, inclacumab and other product candidates that we may identify and pursue in clinical trials. As of March 31, 2021, and December 31, 2020, we had working capital of $499.2 million and $553.1 million, respectively, and capital resources consisting of cash and cash equivalents and short-term marketable securities totaling $482.0 million and $560.9 million, respectively. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. Because the outcome of commercialization, reimbursement and any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully commercialize Oxbryta and complete our ongoing and planned additional development of activities for Oxbryta or any other future product candidates.
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
Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to successfully commercialize Oxbryta, inclacumab and any other product candidates we may identify and develop in the United States or any other territories;

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
In December 2019, we entered into a loan agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, Biopharma Credit Investments V (Master) LP, as a lender, and BPCR Limited Partnership, as a lender, for a senior secured credit facility under which we were extended an aggregate of $150 million. Borrowings under the Term Loan are secured by a first priority security interest in and a lien on substantially all of our assets, subject to certain exceptions.
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
We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities such as the European Medicines Agency, or EMA, is lengthy and unpredictable and depends upon numerous factors. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have only obtained regulatory approval for Oxbryta in the United States. In January 2021, the EMA accepted for review our Marketing Authorization Application, or MAA, seeking full marketing authorization of Oxbryta to treat hemolytic anemia in SCD patients ages 12 years and older, and the MAA is undergoing standard review by the EMA. We also plan to submit by mid-2021
a supplemental New Drug Application, or sNDA, to expand the current label for Oxbryta to include treatment of SCD in children ages 4 to 11 years, under the FDA’s accelerated approval pathway. Thereafter, we also plan to submit a New Drug Application, or NDA, for a new age-appropriate
formulation for this patient population. In addition, Great Britain will no longer be covered by centralized MAs, which, if granted, will include our MA for Oxbryta, as a result of the UK’s exit from the EU (often referred to as Brexit). We, therefore, plan to utilize the decision reliance procedure available for a period of two years from January 1, 2021, to seek approval of Oxbryta in Great Britain by the Medicines and Healthcare products Regulatory Agency, or MHRA, if our MA is granted by the EMA. While utilizing such decision reliance procedure may significantly accelerate the potential regulatory approval of Oxbryta in Great Britain as compared to making a completely separate application in parallel to our EMA MAA, we will still need to make a separate application to the

MHRA and there is no guarantee as to if or when the MHRA will approve such application. It is possible that we will never obtain these or any other regulatory approvals for Oxbryta, for inclacumab or for any other product candidates we may seek to develop in the future.
Applications for product candidates could fail to receive regulatory approval for many reasons, including, but not limited to:

•
we may not be able to demonstrate to the satisfaction of regulatory authorities (including the EMA and MHRA) that Oxbryta, inclacumab or any other product candidates we may develop are safe and effective for any proposed indications;

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
We may not be able to complete the HOPE-KIDS 2 Study or any other successful post-marketing confirmatory study as required to maintain approval and achieve full approval. In addition, data and results from our required post-marketing confirmatory program may not verify Oxbryta’s clinical benefit to maintain approval and achieve full approval, in which case the product may be required to be withdrawn from market approval.
We temporarily paused screening and enrollment on our HOPE-KIDS 2 Study due to the impact of the
COVID-19
pandemic. Activities on our clinical trials have resumed, with measures in place that we believe are appropriate. While we have resumed clinical trial activities, we have continued to see a negative impact on enrollment and certain other aspects of our clinical trials that we believe are related to the continuing
COVID-19
pandemic, and we do not know with any certainty the long-term impact of the
COVID-19
pandemic on our HOPE-KIDS 2 Study.
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
We are evaluating Oxbryta in SCD patients in our ongoing HOPE-KIDS 1 Study, our HOPE-KIDS 2 Study (which is our post-approval confirmatory study), and other ongoing and planned clinical trials. In light of the
COVID-19
pandemic, we temporarily delayed or paused certain of our research and development activities, including temporarily pausing screening and enrollment in all
GBT-sponsored
clinical studies. Activities on our clinical trials have resumed, with measures in place that we believe are appropriate. While we have resumed clinical trial activities, we have continued to see a negative impact on enrollment and certain other aspects of our clinical trials that we believe are related to the continuing
COVID-19
pandemic, and we do not know with any certainty the long-term impact of the
COVID-19
pandemic on our clinical development activities. Additionally, our current and planned clinical trials, as well as sickle cell-related clinical trials of other entities, target the same or similar patient populations, and the competition to enroll such patients could make our enrollment slower or more difficult than expected.
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
As we continue our clinical development of Oxbryta, the additional data we generate could be different from, including less favorable in terms of efficacy and/or safety, than the data generated and discussed with the FDA to date. If this were to occur, it could significantly impact our continued development and commercialization of Oxbryta. In addition, depending on the results we obtain from our HOPE-KIDS 2 Study, which we intend to satisfy our post-approval confirmatory requirement under Subpart H, accelerated approval of Oxbryta under Subpart H may be withdrawn (which would also mean full approval would not be achieved, and could also mean that Oxbryta could be required to be removed from the market) if the required post-marketing confirmatory program is not completed or if the FDA determines the results do not verify clinical risk/benefit. If our planned submission of a sNDA to expand the current Oxbryta label to include treatment of SCD in children ages 4 to 11 years is approved and our HOPE-KIDS 2 Study also serves as the post-approval confirmatory study under Subpart H for any such pediatric approval, any accelerated approval of Oxbryta in this pediatric population, if any, may also be withdrawn depending on the results we obtain from the HOPE-KIDS 2 Study. We do not have a special protocol assessment agreement in place with the FDA for our HOPE-KIDS 2 Study.
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
We did not achieve statistically significant results with respect to either potential key secondary endpoint in Part A of the HOPE Study (relating to episodes of VOCs and to the Patient Reported Outcome instrument developed by us), and we may not achieve key endpoints in other clinical trials, including any post-marketing confirmatory studies for Oxbryta. In addition, we may not achieve the same results with respect to the primary endpoint in Part A of the HOPE Study in other ongoing of future clinical trials, including our ongoing TCD post-confirmatory study, the HOPE-KIDS 2 Study. Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain and maintain regulatory approvals for Oxbryta, inclacumab and any other product candidates that we may pursue, would have an adverse impact on our business, prospects, financial condition and results of operations.
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
The FDA approved Oxbryta for the treatment of SCD under the accelerated approval pathway under Subpart H, and approval under this accelerated pathway means that we are required to conduct at least one post-marketing confirmatory study sufficient to verify Oxbryta’s clinical benefit, which we intend to satisfy through our HOPE-KIDS 2 Study. With respect to Europe, the EMA accepted for review our MAA, seeking full marketing authorization of Oxbryta to treat hemolytic anemia in SCD patients ages 12 years and older. The MAA is undergoing standard review by the EMA, and it includes data from our Phase 3 HOPE Study and our Phase 2 HOPE-KIDS 1 Study, both of which enrolled patients at clinical sites in Europe.
Foreign authorities may not consider the results of our ongoing, planned or potential future clinical trials of Oxbryta to be sufficient to obtain or maintain any regulatory and/or pricing or reimbursement approvals outside of the United States. For example, in the EU the EMA may not approve our MAA, which is under standard review for the potential approval of Oxbryta to treat hemolytic anemia in SCD patients ages 12 years and older. Any post-marketing confirmatory studies, if required, would result in increased costs and potential delays in the clinical development and marketing approval process outside the United States, which may require us to expend more resources than are available to us. In addition, it is possible that the FDA and the comparable foreign authorities may have divergent opinions on the elements necessary for a successful NDA or other application for marketing authorization, as applicable, which may cause us to alter our development, regulatory and/or commercialization strategies.
We may encounter substantial delays in conducting or completing our clinical trials, which in turn will result in additional costs and may ultimately prevent successful or timely completion of the clinical development and commercialization of Oxbryta, inclacumab or any other product candidates we may identify and pursue.
Before obtaining marketing approval from regulatory authorities for the sale of any our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. In addition, because the FDA approved Oxbryta under the accelerated approval pathway under Subpart H, we must conduct at least one post-marketing confirmatory study to verify clinical risk/benefit, which we intend to satisfy through our HOPE-KIDS 2 Study. Clinical testing is expensive, time-consuming and uncertain as to outcome, and we cannot guarantee that any of our current or future clinical trials for Oxbryta or any other product candidates we may pursue will be conducted as planned or completed on schedule, if at all. For example, in light of the
COVID-19
pandemic, we temporarily paused all site activation, screening and enrollment activities for our HOPE-KIDS 2 Study (other than, where feasible, contracting and other administrative study start-up
activities). Activities on our clinical trials have resumed, with measures in place that we believe are appropriate. While we have resumed clinical trial activities, we have continued to see a negative impact on enrollment and certain other aspects of our clinical trials that we believe are related to the continuing
COVID-19
pandemic, and we do not know with any certainty the long-term impact of the
COVID-19
pandemic on our clinical development activities. In addition, it is unknown whether we will be required to pause or delay our clinical trial activities again in the future.
A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays or failures in reaching a consensus with regulatory agencies on study design, including clinical endpoints sufficient to support an approval decision;

•	delays or failures to receive approval to conduct clinical studies in one or more geographies, which could result in delays in enrollment and availability of data and results;

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

•
delays in recruiting a sufficient number of suitable patients to participate in our clinical trials, which could be due to, among other things, competition for such patients as a result of other clinical trials we are conducting, as well as sickle cell-related clinical trials of other entities, that target the same or similar patient populations;

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
Identifying and qualifying patients to participate in our ongoing and planned clinical trials of Oxbryta, inclacumab, and any other product candidates that we may develop are critical to our success. Our clinical development efforts are initially focused on rare chronic blood diseases. For example, according to estimates by the Centers for Disease Control and Prevention, the prevalence of SCD, for which Oxbryta is indicated, is approximately 100,000 individuals in the United States. Accordingly, there are limited patient pools from which to draw for clinical trials in our target indications. We may not be able to identify, recruit, and enroll a sufficient number of subjects to complete our clinical trials because of the perceived risks and benefits of the study drug, the availability of competing therapies, the competition for such subjects as a result of other clinical trials we are conducting, as well as sickle cell-related clinical trials of other entities, that target the same or similar patient populations, the proximity and availability of clinical trial sites for prospective subjects, the availability and willingness of patients to participate in clinical trials and the subject referral practices of physicians, among other factors.
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
Clinical trials by their nature utilize only a small sample of the potential patient population. For example, our Phase 3 HOPE Study in SCD patients represents only a very small fraction of all patients with SCD. Side effects of Oxbryta, inclacumab or any other product candidates that we may develop may be uncovered only in later stages of clinical trials, or only in trials involving different patient populations (such as pediatric patients), or only during post-approval studies, such as our HOPE-KIDS 2 Study (our TCD confirmatory study), or the safety reporting required for approved products. Many approved drugs and product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Moreover, a nonclinical toxicology study with Oxbryta in non-humans
and clinical trials involving other hemoglobin modifiers (other than Oxbryta) have shown a decrease in oxygen delivery to tissue when a significant percentage of hemoglobin is modified. Hemoglobin modifiers, by increasing HbS’s affinity for oxygen, can cause a shift in oxygen levels, potentially resulting in tissue hypoxia. To date, clinical studies of Oxbryta have not shown evidence of tissue hypoxia. However, if Oxbryta or any other product candidates that we may develop are associated with tissue hypoxia or any other undesirable side effects or unexpected undesirable characteristics in clinical trials or nonclinical studies, we may need to abandon their development or limit their development to more narrow uses or subpopulations, which could adversely affect our business, prospects, financial condition and results of operations. In addition, with respect to Oxbryta, such a result may also significantly impact or require us to terminate our commercial sales of Oxbryta.

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
In addition, in connection with any NDA or MAA for our product candidates, pre-approval
inspections by a regulatory agency of our facilities and/or those of third parties involved in the drug development program may occur, including at clinical trial sites, CMOs or other third parties on which we are very reliant. Significant negative results from pre-approval
inspections, if any, could materially delay potential approval of the drug candidate. Accordingly, our dependence on third-party CROs, other key vendors and other third parties may subject us to challenges, delays and costs that have a material adverse impact on our business, prospects, financial condition and results of operations.
We rely entirely on third parties for the manufacture of Oxbryta, inclacumab and any other product candidates we may pursue for nonclinical studies and clinical trials, and we expect to continue to do so for the commercial supply of Oxbryta in the United States and for any other product commercialization we may conduct. Our business could be harmed if any of those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality or quantity levels or prices.
We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture drug supplies for our ongoing commercial sales of Oxbryta and for any clinical trials we are conducting or may conduct for Oxbryta, inclacumab or any other future product candidates, and we do not presently expect that we will establish or acquire the resources necessary to manufacture any of our product candidates on a commercial scale. We rely, and expect to continue to rely, wholly on third-party manufacturers to produce our product candidates for our clinical trials, as well as for commercial manufacture or any required post-marketing studies of Oxbryta, and we expect to do the same with respect to any other product candidates, if any, that receives marketing approval. If any manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which do not currently have or anticipate developing the requisite capabilities or resources, or enter into an agreement with one or more different manufacturers, which we may not be able to do on reasonable terms and timelines, if at all. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay the clinical development and potential regulatory approval of our product candidates, which could harm our business and results of operations. We expect to rely on multiple third parties for the manufacture of commercial supplies of Oxbryta as well as for inclacumab or any other product candidates, if approved.
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
Oxbryta, inclacumab and any future product candidates that we may identify and pursue may compete with other product candidates and marketed drugs for access to manufacturing facilities. Any performance failure on the part of our existing or future manufacturers could delay or impair clinical development, marketing approval or commercialization. Although we believe we have adequate supplies to commercialize Oxbryta and conduct our ongoing clinical trials, if we are unable to enter into relationships with additional contract manufacturers, or our current or future contract manufacturers cannot perform as agreed, we may experience delays and incur additional costs in our continued commercialization and clinical development activities. Our current and anticipated future dependence upon others for the manufacture of Oxbryta, our product candidates and any other marketed drugs may adversely affect our future profit margins and our ability to commercialize Oxbryta or any other product candidates that receive marketing approval on a timely and competitive basis.
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
Pandemics, similar outbreaks and other public health crises could adversely impact our business. For example, the
COVID-19
pandemic has significantly impacted people and entities throughout the world. As a result of the
COVID-19
pandemic, we have experienced and may continue to experience disruptions that could materially impact our business. The extent to which this pandemic or other health crises, or changes in laws and regulations such as shelter-in-place
orders, impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning
COVID-19
and the actions taken to contain
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
The
COVID-19
pandemic has also reduced the ability to engage with the medical and investor communities, including due to the cancellation or reformatting of conferences. For example, in light of the
COVID-19
pandemic, we temporarily suspended our field team from most
in-person
interactions, including visits to physician offices, clinics and hospitals as well as in-person
meetings with payors. While we have more recently increased our face-to-face
engagements and are continuing to engage with healthcare professionals and payors through digital and internet-based education and outreach, the impact of utilizing less in-person
interactions is unknown, although we believe this may have impacted new patients prescriptions for Oxbryta. These and other measures may significantly impact our ability to commercialize Oxbryta, such as by continuing to limit new patient enrollments.
In addition, our ongoing and planned clinical trials have been and will likely continue to be affected by the
COVID-19
pandemic. For example, in light of the
COVID-19
pandemic, we temporarily paused screening and enrollment in all
GBT-sponsored
clinical studies (other than, where feasible, certain contracting and other administrative study start-up
activities). Activities on our clinical trials have resumed, with measures in place that we believe are appropriate. While we have resumed clinical trial activities, we have continued to see a negative impact on enrollment and certain other aspects of our clinical trials that we believe are related to the continuing
COVID-19
pandemic, and we do not know with any certainty the long-term impact of the
COVID-19
pandemic on our clinical development activities. In addition, it is unknown whether we will be required to pause or delay such activities again in the future. Any prolongation or de-prioritization
of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of Oxbryta or our product candidates. Study procedures (particularly any procedures that may be deemed non-essential),
site initiation, participant recruitment and enrollment, participant dosing, shipment of our study compound, distribution of clinical trial materials, study monitoring, site inspections and data analysis may be delayed or paused due to changes in hospital or research institution policies, federal, state or local regulations, prioritization of hospital and other medical resources toward pandemic efforts, or other reasons related to the pandemic. Depending in part on the extent and duration of the
COVID-19
pandemic, some participants and clinical investigators may not be able to comply with clinical trial protocols and we may experience increased patient study withdrawals or protocol deviations. For example, this may occur if quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect access to study sites, or interrupt healthcare services for a prolonged period of time. As a result, we may be unable to conduct our clinical trials.
Furthermore, the
COVID-19
pandemic has resulted in, and could continue to cause, interruptions or delays in the operations of the FDA and other domestic or foreign regulatory agencies, which could impact the conduct of our clinical trials, the ability to seek agency input on our regulatory strategies and potential filings or interactions with regulatory agencies that oversee our research, development and promotional activities. For example, the
COVID-19
pandemic led the FDA to place some foreign and domestic inspections on hold. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Additionally, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic and may also experience delays in their regulatory activities. The extent and impact of such any such disruptions or delays are currently unpredictable.
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

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the
COVID-19
pandemic. As a result, we may face difficulties raising capital through equity or debt financings, or such financing transactions may be on unfavorable terms. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. Furthermore, a recession, depression or other sustained adverse market event resulting from the
COVID-19
pandemic could materially and adversely affect our business and the value of our common stock.
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
Any of our current or potential future collaboration, distribution or other arrangements may not be successful, which could adversely affect our operations and financial condition.
We may seek collaboration, distribution or other arrangements with pharmaceutical or biotechnology companies for the development or commercialization of Oxbryta, inclacumab and potential future product candidates. For example, we have entered into a License and Collaboration Agreement with Syros Pharmaceuticals, Inc., to discover, develop and commercialize novel therapies for SCD and beta thalassemia, a License Agreement with Sanofi, under which we received an exclusive license under certain intellectual property controlled by Sanofi to use, develop, manufacture, commercialize and otherwise exploit certain compounds for the treatment of SCD and other human diseases, and an exclusive Distribution Agreement with Biopharma-Middle East and Africa, or
Biopharma-MEA,
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
Any collaboration, license, distribution or other arrangement that we enter into may not be successful and may increase our potential liabilities. The success of our arrangements will depend heavily on the efforts and activities of us and our partners, who generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to an arrangement regarding research, development and commercialization matters can lead to delays in the development process or commercializing the applicable product or product candidate and, in some cases, costly and time-consuming disputes or termination of the arrangement. These disagreements can be difficult to resolve successfully, and any such termination or expiration would adversely affect us financially and could harm our business reputation. In addition, we are reliant on our partners’ compliance with applicable laws and regulations in the region in which they operate, such as in the GCC region with respect to our arrangement with
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
Our business strategy currently incorporates international expansion as we evaluate data from our Phase 3 HOPE Study, plan to conduct additional studies inside and outside the United States, and plan to seek to obtain regulatory approval to commercialize Oxbryta in additional patient populations inside the United States as well as in patient populations outside the United States. Doing business internationally involves a number of risks, including but not limited to:

•	restrictions and obligations imposed by privacy regulations, such as provisions under the GDPR, applicable to the collection and use of personal health data in the EU;

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
The market price of our common stock has experienced volatility since our initial public offering in August 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to successfully develop and commercialize Oxbryta, inclacumab or any other product candidates, especially results relating to our commercialization of Oxbryta in the United States;

•	adverse results or delays in, or the halting of, our nonclinical studies or clinical trials, especially in our ongoing or future clinical program for Oxbryta for the treatment of SCD;

•	reports of adverse events from our commercialization or clinical trials of Oxbryta, or from clinical trials of any other product candidates that we may develop;

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
Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•
our ability to successfully commercialize Oxbryta in the United States or any other jurisdictions, or any of our product candidates, if approved, and the timing and costs of our commercialization activities;

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

We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our Amended and Restated 2015 Stock Option and Incentive Plan, or 2015 Plan. The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, in January 2017 our board of directors approved our 2017 Inducement Equity Plan, and thereafter amended and restated the plan as the Amended and Restated 2017 Inducement Plan, or the 2017 Inducement Plan. The 2017 Inducement Plan enables us and our subsidiaries to grant non-qualified
stock options and other equity-based awards to induce employees who are not currently employed by us or our subsidiaries to accept employment with us or our subsidiaries. As of March 31, 2021, there were 2,114,286 shares reserved under the 2017 Inducement Plan (subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock) for issuance to new employees entering into employment with us. In addition, we have reserved shares of common stock for issuance pursuant to our Amended and Restated 2015 Employee Stock Purchase Plan, or 2015 ESPP, which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2015 Plan, the 2017 Inducement Plan or the 2015 ESPP, our stockholders may experience additional dilution, and our stock price may fall.
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
Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 60% of our outstanding common stock as of March 31, 2021, based on the latest publicly available information.
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
See the Exhibit Index on the page prior to the signature page to this Quarterly Report on Form
10-Q
for a list of the exhibits filed as part of this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

3.1	Restated Certificate of Incorporation	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

10.1+	License Agreement by and between the Company and Sanofi, dated March 12, 2021	—	—	—	X

10.2#	Amended and Restated 2015 Stock Option and Incentive Plan and forms of award agreements thereunder	10-K	2/24/2021	10.2

10.3#	Amended and Restated Cash Incentive Bonus Plan	10-K	2/24/2021	10.7

10.4#	Amended and Restated 2017 Inducement Equity Plan and forms of award agreements thereunder	10-K	2/24/2021	10.8

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	X

*
The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form
10-Q
is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Global Blood Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form
10-Q,
irrespective of any general incorporation language contained in such filing.

+	Portions of this exhibit have been omitted as confidential information.
#	Represents management compensation plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Blood Therapeutics, Inc.

Date: May 5, 2021	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Jeffrey Farrow
Jeffrey Farrow Chief Financial Officer (Principal Financial Officer)