Form 10-Q
period 2021-06-30
Global Blood Therapeutics, Inc.
filed 2021-08-03
CIK 1629137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2021, there were 62,412,062 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements
GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$419,311	$494,766
Short-term marketable securities	18,085	66,126
Accounts receivable, net	19,544	17,500
Inventories	47,991	40,223
Prepaid expenses and other current assets	19,928	13,548

Total current assets	524,859	632,163
Property and equipment, net	36,775	37,882
Operating lease right-of-use assets	49,421	50,722
Restricted cash	2,395	2,436
Other assets, noncurrent	1,522	799

Total assets	$614,972	$724,002

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,198	$19,078
Accrued liabilities	38,904	31,133
Accrued compensation	19,330	23,985
Operating lease liabilities, current	5,243	4,836

Total current liabilities	72,675	79,032
Long-term debt	149,268	148,815
Operating lease liabilities, noncurrent	76,441	79,176
Other liabilities, noncurrent	822	822

Total liabilities	299,206	307,845

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of June 30, 2021 (unaudited) and December 31, 2020; no shares issued and outstanding	—	—

Common stock, $0.001 par value, 150,000,000 shares authorized as of June 30, 2021 (unaudited) and December 31, 2020, respectively; 62,379,118 and 61,898,090 shares issued and outstanding as of June 30, 2021 (unaudited) and December 31, 2020, respectively	62	62
Additional paid-in capital	1,446,393	1,402,262
Accumulated other comprehensive loss	302	302
Accumulated deficit	(1,130,991)	(986,469)

Total stockholders’ equity	315,766	416,157

Total liabilities and stockholders’ equity	$614,972	$724,002

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product sales, net	$47,555	$31,501	$86,598	$45,619
Costs and operating expenses:
Cost of sales	748	377	1,332	512
Research and development	51,784	34,085	102,641	73,858
Selling, general and administrative	61,093	49,075	120,059	96,736

Total costs and operating expenses	113,625	83,537	224,032	171,106

Loss from operations	(66,070)	(52,036)	(137,434)	(125,487)
Other income (expense):
Interest income	164	1,514	493	4,370
Interest expense	(3,677)	(2,282)	(7,366)	(4,596)
Other expenses, net	(9)	(36)	(215)	(153)

Total other income, net	(3,522)	(804)	(7,088)	(379)

Net loss	(69,592)	(52,840)	(144,522)	(125,866)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities, net of tax	(78)	12	(259)	472
Cumulative translation adjustment	259	—	259	—

Comprehensive loss	$(69,411)	$(52,828)	$(144,522)	$(125,394)

Basic and diluted net loss per common share	$(1.12)	$(0.86)	$(2.32)	$(2.06)
Weighted-average number of shares used in computing basic and diluted net loss per common share	62,312,418	61,116,707	62,207,328	60,952,269

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2020	61,898,090	$62	$1,402,262	$302	$(986,469)	$416,157
Issuance of common stock upon exercise of stock options	47,763	—	1,110	—	—	1,110
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	229,087	—	(1,897)	—	—	(1,897)
Issuance of common stock pursuant to ESPP purchases	65,110	—	2,558	—	—	2,558
Stock-based compensation	—	—	20,378	—	—	20,378
Net unrealized loss on marketable securities	—	—	—	(181)	—	(181)
Net loss	—	—	—	—	(74,930)	(74,930)

Balance at March 31, 2021	62,240,050	$62	$1,424,411	$121	$(1,061,399)	$363,195
Issuance of common stock upon exercise of stock options	28,575	—	403	—	—	403
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	110,493	—	(65)	—	—	(65)
Stock-based compensation	—	—	21,644	—	—	21,644
Net unrealized loss on marketable securities	—	—	—	(78)	—	(78)
Cumulative translation adjustment	—	—	—	259	—	259
Net loss	—	—	—	—	(69,592)	(69,592)

Balance at June 30, 2021	62,379,118	$62	$1,446,393	$302	$(1,130,991)	$315,766

				Accumulated
			Additional	Other		Total
	Common Stock		Paid- In Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	60,644,380	$61	$1,316,795	$754	$(738,916)	$578,694
Issuance of common stock upon exercise of stock options	33,937	—	967	—	—	967
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	160,594	—	(2,099)	—	—	(2,099)
Issuance of common stock pursuant to ESPP purchases	47,460	—	1,870	—	—	1,870
Stock-based compensation	—	—	16,705	—	—	16,705
Net unrealized gain on marketable securities	—	—	—	461	—	461
Net loss	—	—	—	—	(73,026)	(73,026)

Balance at March 31, 2020	60,886,371	$61	$1,334,238	$1,215	$(811,942)	$523,572
Issuance of common stock upon exercise of stock options	334,454	—	8,018	—	—	8,018
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	110,162	—	(74)	—	—	(74)
Stock-based compensation	—	—	17,128	—	—	17,128
Net unrealized gain on marketable securities	—	—	—	12	—	12
Net loss	—	—	—	—	(52,840)	(52,840)

Balance at June 30, 2020	61,330,987	$61	$1,359,310	$1,227	$(864,782)	$495,816

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(144,522)	$(125,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,908	5,577
Amortization (accretion) of premium (discount) on marketable securities	112	(61)
Non-cash interest expense	476	824
Amortization of operating lease right-of-use assets	1,301	580
Stock-based compensation	41,184	32,938
Changes in operating assets and liabilities:
Accounts receivable	(2,044)	(9,834)
Inventories	(6,841)	(24,926)
Prepaid expenses and other assets	(7,121)	181
Accounts payable	(9,730)	(4,918)
Accrued liabilities	7,683	(1,326)
Accrued compensation	(4,655)	(1,114)
Other liabilities	—	156
Operating lease liabilities	(2,328)	1,686

Net cash used in operating activities	(123,577)	(126,103)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,920)	(3,918)
Purchase of marketable securities	—	(57,936)
Maturities of marketable securities	47,670	261,738

Net cash provided by investing activities	45,750	199,884
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	4,083	11,000
Payments of debt issuance costs	(49)	(130)
Tax paid related to net share settlement of equity awards	(1,962)	(2,172)

Net cash provided by financing activities	2,072	8,698

Effect of exchange rate changes on cash and cash equivalents	259	—
Net (decrease) inc rease in cash, cash equivalents and restricted cash	(75,496)	82,479
Cash, cash equivalents and restricted cash at beginning of period	497,202	304,632

Cash, cash equivalents and restricted cash at end of period	$421,706	$387,111

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$6,788	$3,419

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Leasehold improvements paid for by landlord	$—	$10,709

Accrued purchase of property and equipment	$(36)	$3,773

Accrued issuance costs	$(26)	$(85)

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:	June 30, 2021	June 30, 2020
Cash and cash equivalents	$419,311	$384,716
Restricted cash	$2,395	$2,395

Total cash and cash equivalents and restricted cash	$421,706	$387,111

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
Need for Additional Capital
In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our commercialization of Oxbryta and research and development activities. Since inception through June 30, 2021, we have incurred cumulative net losses of $1.13 billion. We expect to incur additional losses for the foreseeable future to commercialize Oxbryta and conduct product research and development, and expect to potentially raise additional capital to fully implement our business plan. If needed, we intend to raise such capital through borrowings, the issuance of additional equity, and potentially through strategic alliances with partner companies or other transactions. However, if such financing is not available at adequate levels, we will need to re-evaluate
our operating plans. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our cash requirements for at least 12 months subsequent to the issuance of these financial statements.
2. Summary of Significant Accounting Policies
Basis of Preparation and Presentation of Financial Information
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and, accordingly, the balance sheet as of December 31, 2020, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other interim period or for any other future year.
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
Major Customers
We have entered into distribution agreements with certain limited specialty pharmacies and specialty distributors. For the six months ended June 30, 2021, our two largest customers represented approximately 85% of our product revenue and approximately 81% of our accounts receivable balance at June 30, 2021.
Major Suppliers
We do not currently have any of our own manufacturing facilities, and, therefore, depend on an outsourced manufacturing strategy for the production of Oxbryta for commercial use and for the production of our product candidates for clinical trials. We have contracts in place with one third-party manufacturer that is approved for the commercial production of Oxbryta and two third-party suppliers that are approved for Oxbryta’s active pharmaceutical ingredient. Although there are potential sources of supply other than our existing manufacturers and suppliers, any new supplier would be required to qualify under applicable regulatory requirements.
Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.
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
In August 2020, FASB issued ASU
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
Accounting Pronouncement Issued But Not Yet Adopted
In March 2020, FASB issued ASU
No. 2020-04,
Reference Rate Reform (Topic 848)
. The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU
2020-04
is optional and may be elected over time as reference rate reform activities occur. We continue to evaluate the impact of the guidance and may apply the elections as applicable as changes occur.

3. Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at f
a
ir value in the consolidated financial statements on a recurring basis (at least annually). Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivables, accounts payable, accrued liabilities and long-term debt. Long-term debt is reported at amortized cost on our condensed consolidated balance sheets. Cash and cash equivalents, marketable securities and restricted cash are reported at their respective fair values on our condensed consolidated balance sheets. The remaining financial instruments are reported on our condensed consolidated balance sheets at cost that approximate current fair values due to their relatively short maturities.
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
The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Total	Level 1	Level 2	Level 3

Financial Assets:
Money market funds	$358,206	$358,206	$—	$—
Corporate debt securities	11,272	—	11,272	—
U.S. government agency securities	1,800	—	1,800	—
U.S. government securities	5,013	—	5,013	—

Total financial assets	$376,291	$358,206	$18,085	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$486,174	$486,174	$—	$—
Corporate debt securities	29,804	—	29,804	—
U.S. government agency securities	15,943	—	15,943	—
Certificates of deposits	243	—	243	—
U.S. government securities	20,136	—	20,136	—

Total financial assets	$552,300	$486,174	$66,126	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bids, offers and reference data including market research publications. At June 30, 2021, and December 31, 2020, the weighted average remaining contractual maturities of our Level 2 investments was less than one year and all of these investments are rated
A-1/P-1
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

	June 30,2021				December 31, 2020
	Amortized	Unrealized	Unrealized	Estimated Fair	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Financial Assets:
Money market funds	$358,206	$—	$—	$358,206	$486,174	$—	$—	$486,174
Corporate debt securities	11,239	33	—	11,272	29,641	163	—	29,804
U.S. government agency securities	1,800	—	—	1,800	15,906	37	—	15,943
Certificates of deposits	—	—	—	—	241	2	—	243
U.S. government securities	5,003	10	—	5,013	20,036	100	—	20,136

Total	$376,248	$43	$—	$376,291	$551,998	$302	$—	$552,300

The following table summarizes the classification of the
available-for-sale
securities on our condensed consolidated balance sheets (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$358,206	$486,174
Short-term marketable securities	18,085	66,126

Total	$376,291	$552,300

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
5. Balance Sheet Components
Inventories
Inventories consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$9,013	$11,273
Work-in-process	36,389	26,994
Finished goods	2,589	1,956

Total inventories	$47,991	$40,223

We have capitalized $408,000 and $557,000 of share-based compensation expense to our inventories for the three months ended June 30, 2021 and 2020, respectively; and $838,000 and $894,000 for the six months ended June 30, 2021 and 2020, respectively. We also have capitalized $45,000 and $141,000 of depreciation expense to our inventories for the three months ended June 30, 2021 and 2020, respectively; and $89,000 and $237,000 for the six months ended June 30, 2021 and 2020, respectively. See Note 8—Share-based Compensation for details on share-based compensation expenses recognized during the three- and six-months
ended June 30, 2021.

Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Laboratory equipment	$13,649	$11,922
Computer equipment	3,241	3,023
Leasehold improvements	32,281	32,281
Construction-in-progress	456	517

Total property and equipment	49,627	47,743
Less: accumulated depreciation and amortization	(12,852)	(9,861)

Property and equipment, net	$36,775	$37,882

Accrued liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued research and development costs	$11,976	$10,677
Accrued manufacturing costs	13,633	9,125
Accrued professional and consulting services	4,771	4,107
Accrued sales deductions	7,635	6,405
Other	889	819

Total accrued liabilities	$38,904	$31,133

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

Debt issuance costs paid directly to the Lenders of $1.1 million and the other debt issuance costs of $0.5 million were treated as discounts on the Term Loan. These debt discounts along with the Paydown Fee are being amortized or accreted to interest expenses throughout the life of the Term Loan using the effective interest rate method. In addition, we paid the Lenders $1.1 million for the option to draw the additional $75.0 million, which was capitalized as a deferred asset and amortized on a straight-line basis through December 31, 2020. Any remaining unamortized amount was reclassed to debt discount at the time of closing of the second tranche of the Term Loan. We closed the second tranche of the Term Loan in November 2020, and $0.2 million of the unamortized deferred asset related to the option to draw the second tranche was reclassed as the discount on the notes payable. As of June 30, 2021, there were unamortized issuance costs and debt discounts of $1.5 million, which were recorded as a direct deduction from the Term Loan on the condensed consolidated balance sheet.
Future payments of principal and interest on the Term Loan as of June 30, 2021 (in thousands):

2021 (six months)	$6,750
2022	13,500
2023	62,813
2024	58,313
2025	53,813
Total minimum payments	195,189

Less amount representing interest	(42,189)
Less amount representing Paydown Fee	(3,000)

Long-term debt, gross	150,000
Discount on notes payable	(1,501)
Accretion of Paydown Fee	769

Long-term debt	$149,268

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
Lease costs included in operating expense in the condensed consolidated statement of operations and comprehensive loss in relation to these operating leases were $2.4 million and $3.1 million for the three months ended June 30, 2021, and 2020, respectively
;
and $5.6 million and $6.2 million for the six months ended June 30, 2021 and 2020, respectively. Included in these lease costs were variable lease costs, which were not included within the measurement of our operating ROU assets and operating lease liabilities in the amount of $1.2 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively; and $2.0 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively. The variable lease cost is comprised primarily of our cost in certain research and development arrangements that contain embedded equipment, and our proportionate share of operating expenses, property taxes, and insurance in relation with our facility lease. These costs are classified as operating lease expense due to our election to not separate lease and non-lease
components.

Supplemental information related to leases for the period reported is as follows (in thousands, except weighted-average remaining lease term and weighted-average discount rate):

	Six Months Ended June 30,
	2021	2020
ROU assets obtained in exchange for new operating lease	$—	$205
Cash paid for amounts included in the measurement of lease liabilities	5,883	2,590
Weighted-average remaining lease term of operating leases (in years)	8.7	9.7
Weighted-average discount rate of operating leases	8.7%	8.7%
The majority of our lease costs are driven by our operating lease for our headquarters, where we have office and research and development laboratory facilities.
In March 2017, we entered into a noncancelable operating lease, or Original Lease, for approximately 67,185 square feet of space in South San Francisco, California, or Prior Premises. The Original Lease term commenced in November 2017 as we gained control over physical access to the Prior Premises for a
10-year
period.
In August 2018, we entered into an amendment to the Original Lease, or Lease Amendment, to relocate the leased premises from the Prior Premises to a to-be-constructed
building consisting of approximately 164,150 rentable square feet of space, or Substitute Premises, when the Substitute Premises were ready for occupancy, or Substitute Premises Payment Commencement Date. The Lease Amendment has a contractual term, or Substitute Premises Term, of 10 years from the Substitute Premises Payment Commencement Date. The Lease Amendment grants us an option to extend the Lease Amendment for an additional
10-year
period. Future minimum rental payments under the Lease Amendment during the
10-year
term are $121.5 million in the aggregate. Under the Lease Amendment, we are obligated to pay to the landlord certain costs, including taxes and operating expenses. The Lease Amendment also provides a tenant inducement allowance of up to $27.9 million, of which $4.1 million, if utilized, would be repaid to the landlord in the form of additional monthly rent with interest applied. As of June 30, 2021, we have capitalized $32.3 million of costs within property and equipment, net for construction of leasehold improvements at the Substitute Premises, which were mostly acquired with the tenant inducement provided under the Lease Amendment.
After relocating to the Substitute Premises, we surrendered and delivered the Prior Premises to the landlord in May 2020, upon which time we had no further obligations with respect to the Prior Premises other than with respect to the Initial Allowance, which we will repay to the landlord in the form of additional monthly rent with interest applied over the term of the Original Lease through November 2027. Upon signing of the Lease Amendment, we re-evaluated
the remaining useful life of the leasehold improvements at the Prior Premises and started to amortize the leasehold improvements over the remaining period of expected use, resulting in an acceleration of depreciation expenses for approximately $1.9 million and $3.8 million for the three months and six months ended June 30, 2020, respectively. No acceleration of depreciation expense was recorded for the three months and six months ended June 30, 2021.
As of June 30, 2021, the maturities of our operating lease liabilities were as follows (in thousands):

Year ending December 31,	Amount
2021 (six months)	$5,958
2022	12,222
2023	12,584
2024	12,948
2025	13,368
Thereafter	60,507

Total lease payments	117,587
Less: Imputed interest	(35,903)

Present value of operating lease liabilities	$81,684

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
8. Stock-Based Compensation
We have three stock-based compensation plans – the Amended and Restated 2017 Inducement Equity Plan, or 2017 Inducement Plan, the Amended and Restated 2015 Stock Option and Incentive Plan, or 2015 Plan, and the 2012 Stock Option and Grant Plan, or 2012 Plan. As of June 30, 2021, there were 2,006,772 shares reserved under the 2017 Inducement Plan and 4,964,617 shares reserved under the 2015 Plan for the future issuance of equity awards. Upon adoption of the 2015 Plan in July 2015, no new awards or grants are permitted under the 2012 Plan. See Note 10 to the Consolidated Financial Statements included in our Annual Report on Form
10-K
for the year ended December 31, 2020, for additional information related to these stock-based compensation plans.
Stock Options
The following summarizes option activity under the 2017 Inducement Plan, 2015 Plan and 2012 Plan:

	Number of Options	Weighted- Average Exercise Price

Outstanding — December 31, 2020	3,327,330	$42.07
Options granted	658,480	43.57
Options exercised	(76,338)	19.82
Options canceled	(170,068)	52.52

Outstanding — June 30, 2021	3,739,404	$42.32

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Expected term (in years)	5.3-6.1	5.1-6.1	5.3-6.1	5.1-6.1
Volatility	68.1%-72.2%	71.0%-71.8%	68.1%-72.7%	69.6%-71.8%
Risk-free interest rate	1.0%-1.1%	0.4%	0.9%-1.1%	0.4%-1.8%
Dividend yield	—	—	—	—

Restricted Stock Units
The following table summarizes activity of restricted stock units, or RSUs, granted to employees with service-based vesting under the 2017 Inducement Plan and 2015 Plan and related information:

	Number of RSUs	Weighted- Average Grant Date Fair Value

Non-vested units — December 31, 2020	2,210,356	$57.80
RSUs granted	1,409,417	44.28
RSUs vested	(379,635)	55.06
RSUs forfeited	(302,565)	53.34

Non-vested units — June 30, 2021	2,937,573	$52.13

Market-Condition Awards Granted to Employees
Market-Condition RSU Awards
Beginning in June 2020, the Compensation Committee of our Board of Directors has granted awards of RSUs to certain of our senior management, including our executive officers, under the 2015 Plan, the vesting of which is contingent upon the achievement of three escalating stock price targets, which we refer to as the Market-Condition RSU Awards. Since June 1, 2020, certain awards have been forfeited in connection with employee terminations and new awards have been granted in connection with new appointments, respectively, with awards for up to an aggregate of
414,700
RSUs outstanding as of June 30, 2021. Upon the achievement of the respective stock price targets, 50% of the RSUs allotted to that tranche will vest, while the remaining 50% will vest on the first anniversary of the date the stock price target was achieved, subject to the employee’s continued employment or other service relationship with us through such vesting date. Under the terms of the awards, if the stock price targets are not achieved for all or some of the tranches on or before June 30, 2024, the unvested awards will be automatically terminated and forfeited. The compensation cost for the RSUs with a market condition is not reversed when the market condition is not satisfied.
The target prices and vesting tranches are set forth in the table below:

Stock Price Targets	Number of Units Allowed

$ 109.20	82,940
$ 145.60	145,145
$ 182.00	186,615
The grant date fair value of the Market-Condition RSU Awards was estimated using a Monte Carlo simulation model, which includes variables such as the expected volatility of the Company’s share price and interest rates to generate potential future outcomes. We recognize the related compensation expense on a straight-line basis over the applicable derived service periods, which are the estimated periods of time that would be required to satisfy the market conditions.
The following table summarizes the Market-Condition RSU Awards granted and forfeited during the six months ended June 30, 2021:

	Number of RSUs	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Period (years)	Aggregate Intrinsic Value
Non-vested market-condition awards — December 31, 2020	414,700	$49.95	1.21
Granted	42,400	13.80	2.23
Forfeited	(42,400)	49.95	0.71

Non-vested market-condition awards — June 30, 2021	414,700	$46.26	0.76	$14,523

The following table summarizes the assumptions used to estimate the fair value of the Market-Condition RSU Awards as of the grant date:

Valuation date stock price	$37.20
Expected term	3.1 years
Volatility	66.6%
Risk-free interest rate	0.3%
Dividend yield	—
At June 30, 2021, total unrecognized compensation expense related to non-vested
Market-Condition RSU Awards was $7.1 million, which is expected to be recognized over their respective remaining derived service periods.
The weighted average remaining derived service period is
0.76 years. For the three months and six months ended June 30, 2021, we recognized $1.5 million and $4.6 million, respectively, in stock-based compensation expense related to the Market-Condition RSU Awards.
Stock-Based Compensation Expense
Total stock-based compensation recognized by function included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Research and development	$4,906	$3,430	$10,216	$8,780
Selling, general and administrative	15,064	13,141	30,134	24,158

Total stock-based compensation expense	$19,970	$16,571	$40,350	$32,938

9. Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.
The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Options to purchase common stock	3,739,404	3,574,452	3,739,404	3,574,452
Restricted stock units	3,352,273	2,866,882	3,352,273	2,866,882

Total	7,091,677	6,441,334	7,091,677	6,441,334

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
By early December 2019, we began to make Oxbryta available to patients through our specialty pharmacy partner network. In addition, we established GBT Source Solutions
®
, a comprehensive program for patients who are prescribed Oxbryta that provides a wide range of practical, educational and financial support customized to each patient’s needs. In addition, we have focused on securing reimbursement and expanding patient access. By the end of September 2020, one quarter ahead of our goal, we secured broad Oxbryta reimbursement coverage for 90% of lives covered by payers either through published policies or verified patient adjudication. We have now secured fee-for-service
Medicaid coverage in nearly all 50 states and in the District of Columbia. This includes the top 17 states where over 85% of SCD patients reside.
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

In January 2021, the European Medicines Agency, or EMA, accepted for review our Marketing Authorization Application, or MAA, seeking full marketing authorization of Oxbryta to treat hemolytic anemia (which is low hemoglobin due to red blood cell destruction) in SCD patients ages 12 years and older, and the MAA is undergoing standard review by the EMA. In addition, we recently submitted a supplemental New Drug Application, or sNDA, to the FDA seeking accelerated approval to expand the current Oxbryta label to include treatment of SCD in children ages 4 to 11 years, together with a related separate New Drug Application, or NDA, required to seek approval for a pediatric weight-based formulation of Oxbryta. The FDA has a
60-day
filing review period to determine whether the sNDA and the NDA are complete and acceptable for filing and review.
To provide early access prior to potentially receiving additional marketing approval, we have established an expanded access protocol for eligible SCD patients in the United States and an early access program for eligible SCD patients for outside the United States. In addition, we have entered into an exclusive agreement with Biopharma-Middle East and Africa, or
Biopharma-MEA,
to distribute Oxbryta in the six countries that make up the Gulf Cooperation Council, or GCC region (Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates), where the U.S. approval of Oxbryta can be referenced to allow for access to the medicine while health authorities conduct their reviews.
Beyond Oxbryta, we are engaged in other research and development activities, including clinical programs to potentially develop next-generation treatments for SCD. These programs include inclacumab, a
P-selectin
inhibitor, which is a clinically validated target in SCD, known to reduce the incidence of vaso-occlusive crises, or VOCs, which is in Phase 3 clinical development, and our next-generation hemoglobin polymerization inhibitor, GBT021601, or GBT601, which is in Phase 1 clinical development. We are also engaged in additional preclinical research activities working on new targets.
As part of our efforts to build our pipeline, we regularly evaluate opportunities to in-license,
acquire or invest in new business, technology or assets or engage in related discussions with other business entities.
We licensed inclacumab from F.
Hoffmann-La
Roche Ltd. and
Hoffmann-La
Roche Inc. (together, “Roche”) under the License Agreement we entered into in August 2018, or Roche Agreement. Prior to licensing inclacumab to us, Roche conducted clinical studies that enrolled more than 700 non-SCD
patients and demonstrated an encouraging pharmacokinetic, safety, and tolerability profile for inclacumab. We expect to be able to leverage the safety data from Roche’s prior clinical studies, as we proceed with our development of inclacumab as a potential treatment to reduce the frequency of VOCs in patients with SCD and to reduce the hospital VOC readmission rate for patients that require inpatient treatment for an initial VOC episode. In July 2021, we announced the initiation of two pivotal Phase 3 clinical trials of inclacumab. One study is a chronic prevention study with the primary endpoint of the rate of VOCs over a
48-week
treatment period, and the other study is focusing on hospital readmissions with the primary endpoint of the rate of readmission to hospitals for VOC within 90 days following an initial hospitalization for a VOC.
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
In addition, we entered into a License Agreement with Sanofi in March 2021, under which we received an exclusive license under certain intellectual property controlled by Sanofi to use, develop, manufacture, commercialize and otherwise exploit certain compounds, including compounds directed against or that modulate one of two specified targets, or Licensed Compounds, for the treatment of human diseases worldwide. We currently intend to explore the Licensed Compounds for the potential treatment of SCD, and we believe the mechanisms are distinct and potentially complementary to that of Oxbryta. In March 2020, the Centers for Disease Control and Prevention, or CDC, declared a global pandemic related to
SARS-CoV-2,
the virus that causes coronavirus disease 2019, or
COVID-19,
and the pandemic has impacted our business, including our commercialization of Oxbryta and our research and development activities. For example, we implemented a temporary work from home policy; temporarily suspended our field team from most in-person
interactions, including visits to physician offices, clinics and hospitals as well as in-person
meetings with payors; and temporarily delayed or paused certain research and development activities, including screening and enrollment in all clinical studies sponsored by us. Activities on our clinical trials have since resumed, with measures in place that we believe are appropriate. Notably, the
COVID-19
pandemic has not significantly impacted our supply of Oxbryta. We continue to believe we have an adequate supply of Oxbryta to sustain estimated patient need through 2021, and we are continuing to produce Oxbryta tablets.
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
COVID-19
protocols.
We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. Our net losses were $144.5 million and $125.9 million for the six months ended June 30, 2021, and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $1.13 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We had $419.3 million in cash and cash equivalents and $18.1 million in marketable securities as of June 30, 2021.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Product sales, net	$47,555	$31,501	$16,054	51%
Costs and operating expenses:
Cost of sales	748	377	371	98%
Research and development	51,784	34,085	17,699	52%
Selling, general and administrative	61,093	49,075	12,018	24%

Total costs and operating expenses	113,625	83,537	30,088	36%

Loss from operations	(66,070)	(52,036)	(14,034)	27%
Interest income	164	1,514	(1,350)	(89%)
Interest expense	(3,677)	(2,282)	(1,395)	61%
Other expenses, net	(9)	(36)	27	(75%)

Total other income, net	(3,522)	(804)	(2,718)	338%

Net loss	$(69,592)	$(52,840)	$(16,752)	32%

Product sales, net
Product sales, net was $47.6 million and $31.5 million for the three months ended June 30, 2021 and 2020, respectively. Product sales consist of sales of our only product, Oxbryta, which has been approved by the FDA. The only performance obligation included in our contracts is the delivery of Oxbryta to our customers, which are a limited number of specialty pharmacies and a specialty distributor, or collectively, Customers. Therefore, no allocation of transaction price among performance obligations is necessary. Consequently, the transaction price determined after considering the impacts of variable consideration is recognized at the time control is transferred to our Customers, which is upon delivery of Oxbryta to our Customers.

Because the majority of our sales of Oxbryta have been in the United States and because our Customers have similar variable consideration impacts, we provide revenue numbers on a total basis without further disaggregation. Additionally, we do not have any contract assets or liabilities, other than accounts receivable, related to our sales of Oxbryta. We expect our product revenue to increase year over year as we potentially increase the number of patients on Oxbryta.
The following table summarizes activity with respect to our sales allowances and accruals for the period ended June 30, 2021 (in thousands):

	Rebates, co-payment assistance, Medicare Part D coverage gap, product returns and distributor fees	Prompt payment discounts and chargebacks	Total
Balances at March 31, 2021	$7,010	$741	$7,751
Provision related to current period sales	5,692	2,332	8,024
Credit or payments made during the period	(5,067)	(2,327)	(7,394)

Balance at June 30, 2021	$7,635	$746	$8,381

Cost of sales
Cost of sales of $0.7 million and $0.4 million for the three months ended June 30, 2021, and 2020, respectively, is related to manufacturing costs incurred after FDA approval for the cost of Oxbryta sold. Prior to receiving FDA approval for Oxbryta in November 2019, we recorded all costs incurred in the manufacture of Oxbryta as research and development expense. We expect to sell inventory previously expensed to research and development over approximately the current year, and, accordingly, we expect our costs of product sales of Oxbryta to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.
Research and development
Research and development expenses consist primarily of costs incurred for the development of Oxbryta and our product candidates, which include:

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
The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Costs incurred by development program:
Oxbryta for the treatment of SCD	$23,623	$17,602	$6,021	34%
Other preclinical programs	16,714	10,055	6,659	66%
Inclacumab for the treatment of SCD	11,447	6,428	5,019	78%

Total research and development expenses	$51,784	$34,085	17,699	52%

Research and development, or R&D, expenses increased by $17.7 million, or 52%, to $51.8 million for the three months ended June 30, 2021 from $34.1 million for the three months ended June 30, 2020. The increase was primarily due to an increase of $6.7 million in external costs related to our preclinical research and development programs driven by development activities of preclinical candidates. In addition, there was an increase of $6.0 million in external costs related to our Oxbryta program and an increase of $5.0 million in external costs related to our inclacumab program due to ongoing clinical trial activities. R&D related stock-based compensation expense was $4.9 million for the three months ended June 30, 2021 and $3.4 million for the three months ended June 30, 2020.
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
Selling, general and administrative, or SG&A, expenses increased by $12.0 million, or 24%, to $61.1 million for the three months ended June 30, 2021 from $49.1 million for the three months ended June 30, 2020. The increase was primarily due to an increase of $9.3 million in professional and consulting services due to increases in medical affairs related activities and marketing expense related to Oxbryta, an increase of $3.9 million in personnel costs due to higher headcount, and an increase of $1.1 million in other general and administrative expenses due to the growth of our operations. The increase was offset by a decrease of $2.3 million in accelerated depreciation expense related to our old South San Francisco headquarters, the Prior Premises. SG&A related stock-based compensation expense was $15.1 million for the three months ended June 30, 2021 and $13.1 million for the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Product sales, net	$86,598	$45,619	$40,979	90%
Costs and operating expenses:
Cost of sales	1,332	512	820	160%
Research and development	102,641	73,858	28,783	39%
Selling, general and administrative	120,059	96,736	23,323	24%

Total costs and operating expenses	224,032	171,106	52,926	31%

Loss from operations	(137,434)	(125,487)	(11,947)	10%
Interest income	493	4,370	(3,877)	(89%)
Interest expense	(7,366)	(4,596)	(2,770)	60%
Other expenses, net	(215)	(153)	(62)	41%

Total other income, net	(7,088)	(379)	(6,709)	1770%

Net loss	$(144,522)	$(125,866)	$(18,656)	15%

Product sales, net
Product sales, net was $86.6 million and $45.6 million for the six months ended June 30, 2021, and 2020, respectively.
The following table summarizes activity with respect to our sales allowances and accruals for the six months ended June 30, 2021 (in thousands):

	Rebates, co-payment assistance, Medicare Part D coverage gap, product returns and distributor fees	Prompt payment discounts and chargebacks	Total
Balances at December 31, 2020	$6,405	$751	$7,156
Provision related to current period sales	10,928	3,809	14,737
Credit or payments made during the period	(9,698)	(3,814)	(13,512)

Balance at June 30, 2021	$7,635	$746	$8,381

Cost of sales
Cost of sales of $1.3 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively, is related to manufacturing costs incurred after FDA approval for the cost of Oxbryta sold. Prior to receiving FDA approval for Oxbryta in November 2019, we recorded all costs incurred in the manufacture of Oxbryta as research and development expense.

Research and development
The following table summarizes our research and development expenses incurred during the respective periods:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Costs incurred by development program:
Oxbryta for the treatment of SCD	$47,704	$41,082	$6,622	16%
Other preclinical programs	33,361	13,156	20,205	154%
Inclacumab for the treatment of SCD	21,576	19,620	1,956	10%

Total research and development expenses	$102,641	$73,858	28,783	39%

R&D expenses increased by $28.8 million, or 39%, to $102.6 million for the six months ended June 30, 2021 from $73.9 million for the six months ended June 30, 2020. The increase was primarily due to an increase of $20.2 million in external costs related to our preclinical programs. In addition, there was an increase of $6.6 million in external costs for Oxbryta due to higher manufacturing activities and an increase of $2.0 million in external costs for inclacumab program due to higher clinical trial activities. R&D related stock-based compensation expense was $10.2 million for the six months ended June 30, 2021 and $8.8 million for the six months ended June 30, 2020.
Selling, general and administrative expenses
SG&A expenses increased by $23.3 million, or 24%, to $120.1 million for the six months ended June 30, 2021 from $96.7 million for the six months ended June 30, 2020. The increase was primarily due to an increase of $14.5 million in professional and consulting services as a result of an increase in medical affairs related activities and marketing expense related to Oxbryta, an increase of $10.4 million in personnel costs due to higher headcount and an increase of $1.4 million in other general and administrative expense due to the growth of our operations. The increase was offset by a decrease of $3.0 million in accelerated depreciation expense related to the Prior Premises. SG&A related stock-based compensation expense was $30.1 million for the six months ended June 30, 2021 and $24.2 million for the six months ended June 30, 2020.
Liquidity, Capital Resources and Plan of Operations
We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sales of equity securities, and to a lesser extent, through debt financing. As of June 30, 2021, we had $419.3 million in cash and cash equivalents and $18.1 million in marketable securities. On December 17, 2019, we entered into the Loan Agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, Biopharma Credit Investments V (Master) LP, as a lender, and BPCR Limited Partnership, as a lender, and collectively, the Lenders, for a senior secured credit facility consisting of an initial tranche of $75.0 million and the option to draw an additional $75.0 million until December 31, 2020. As of June 30, 2021, $150.0 million was outstanding under the Term Loan. The Term Loan repayment schedule provides for interest only payments for the first 39 months, followed by consecutive equal quarterly payments of principal and interest commencing in March 2023 and continuing through the maturity of December 2025.
On August 5, 2020, we filed a shelf registration statement on Form
S-3,
or Shelf Registration Statement, with the SEC relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. Concurrently with the filing of the Shelf Registration Statement, we entered into a Sales Agreement with SVB Leerink LLC, or the Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock from time to time in
“at-the-market”
offerings under the Shelf Registration Statement, or Sales Agreement. We have agreed to pay to the Sales Agent cash commissions of up to 3.0% of the gross proceeds from sales of common stock pursuant to the Sales Agreement. We have not issued any shares or received any proceeds pursuant to the Sales Agreement through June 30, 2021.
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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(123,577)	$(126,103)
Cash provided by investing activities	$45,750	$199,884
Cash provided by financing activities	$2,072	$8,698
Effect of exchange rate changes on cash and cash equivalents	$259	$—

Net increase (decrease) in cash, cash equivalents and restricted cash	$(75,496)	$82,479

Cash flows from operating activities
Cash used in operating activities for the six months ended June 30, 2021 was $123.6 million, consisting of a net loss of $144.5 million, which was partially offset by non-cash
charges of $41.2 million for stock-based compensation, $3.0 million for net depreciation and amortization expense, and $0.5 million for non-cash
interest expense. The change in our net operating assets and liabilities was due primarily to a decrease of $9.7 million in accounts payable due to timing of payments and receipt of invoices, an increase of $7.7 million in accrued liabilities due to timing of services performed, a decrease of $7.1 million in prepaid expenses and other current assets, a decrease of $6.8 million in inventories, a decrease of $4.7 million in accrued compensation primarily due to the payment of annual employee bonuses, a decrease of $2.3 million in operating lease liabilities due to payments made during the period, and an increase in accounts receivable of $2.0 million due to timing of cash receipts associated with Oxbryta commercial sales.
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
Cash flows from investing activities
Cash provided by investing activities for the six months ended June 30, 2021 was $45.8 million, consisting of maturities of marketable securities of $47.7 million, which was offset by purchases of property and equipment of $1.9 million.
Cash provided by investing activities for the six months ended June 30, 2020 was $199.9 million, consisting of maturities of marketable securities of $261.7 million, which was partially offset by purchases of marketable securities of $57.9 million and purchases of property and equipment of $3.9 million.
Cash flows from financing activities
Cash provided by financing activities for the six months ended June 30, 2021 was $2.1 million, primarily from proceeds of $4.1 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options, which was partially offset by $2.0 million in taxes paid related to net share settlement of equity awards.
Cash provided by financing activities for the six months ended June 30, 2020 was $8.7 million, primarily from proceeds of $11.0 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options, which was partially offset by $2.2 million tax paid related to net share settlement of equity awards.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we had no
off-balance
sheet arrangements as defined in Item 303(a)(4) of Regulation
S-K
as promulgated by the SEC.
Contractual Obligations and Other Commitments
As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business during the six months ended June 30, 2021, as compared to those disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our market risks as of June 30, 2021 have not changed materially from those discussed in Item 7A of our Annual Report on
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
and
15d-15(e)
under the Exchange Act) as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

•	If our sales and marketing capabilities for Oxbryta or any product candidate for which we receive regulatory approval are not effective, we may not succeed in our commercialization efforts.

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

RISK FACTORS
This Quarterly Report on Form
10-Q
contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed consolidated financial statements as of June 30, 2021, and consolidated financial statements as of December 31, 2020, and the notes accompanying those consolidated financial statements.
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

As a company, we have limited experience with obtaining approval for, launching or commercializing any product candidates or products, or with complying with most of these complex ongoing regulatory requirements. It will continue to take significant effort and management attention to address compliance with these requirements with respect to Oxbryta in the United States and in any jurisdiction for which we seek to commercialize Oxbryta or any other product candidate, if approved. Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity even if significant liabilities do not result. Any failure to comply with these complex ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from Oxbryta or to obtain approval for, launch, commercialize and generate revenues from inclacumab or any other product candidates. If we are subject to regulatory sanctions or if regulatory approval for our product candidates is withdrawn or limited, our business, prospects, financial condition and results of operations would be significantly harmed.
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

We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses were $144.5 million and $125.9 million for the six months ended June 30, 2021, and June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $1.13 billion. We only began to generate revenues with the December 2019 commercial launch of Oxbryta, and have financed our operations primarily through the sale of equity securities and, to a lesser extent, through debt financing. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

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
Discovering, developing and commercializing biopharmaceutical products is expensive and time-consuming, and we expect our selling, general and administrative and research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue to commercialize Oxbryta and engage in research and development efforts for Oxbryta, inclacumab and other product candidates that we may identify and pursue in clinical trials. As of June 30, 2021, and December 31, 2020, we had working capital of $452.2 million and $553.1 million, respectively, and capital resources consisting of cash and cash equivalents and short-term marketable securities totaling $437.4 million and $560.9 million, respectively. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. Because the outcome of commercialization, reimbursement and any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully commercialize Oxbryta and complete our ongoing and planned additional development of activities for Oxbryta or any other product candidates.
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
Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval of Our Product Candidates
If we are unable to obtain regulatory approval to expand Oxbryta’s label in the United States or regulatory approval in additional jurisdictions for Oxbryta or one or more jurisdictions for inclacumab or any other product candidates that we may identify and develop, our business will be substantially harmed.
We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities such as the European Medicines Agency, or EMA, is lengthy and unpredictable and depends upon numerous factors. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have only obtained regulatory approval for Oxbryta in the United States. In January 2021, the EMA accepted for review our Marketing Authorization Application, or MAA, seeking full marketing authorization of Oxbryta to treat hemolytic anemia in SCD patients ages 12 years and older, and the MAA is undergoing standard review by the EMA. We also submitted a supplemental New Drug Application, or sNDA, to the FDA seeking accelerated approval to expand the current label for Oxbryta to include treatment of SCD in children ages 4 to 11 years, together with a related separate New Drug Application, or NDA, required to seek approval for a pediatric weight-based formulation of Oxbryta. In addition, Great Britain will no longer be covered by centralized MAs, which, if granted, will include our MA for Oxbryta, as a result of the UK’s exit from the EU (often referred to as Brexit). We, therefore, plan to utilize the decision reliance procedure available for a period of two years from January 1, 2021, to seek approval of Oxbryta in Great Britain by the Medicines and Healthcare products Regulatory Agency, or MHRA, if our MA is granted by the EMA. While utilizing such decision reliance procedure may significantly accelerate the potential regulatory approval of Oxbryta in Great Britain as compared to making a completely separate application in parallel to our EMA MAA, we will still need to make a separate application to the MHRA and there is no guarantee as to if or when the MHRA will approve such application. It is possible that we will never obtain these or any other regulatory approvals for Oxbryta, for inclacumab or for any other product candidates we may seek to develop in the future.

Applications for product candidates could fail to receive regulatory approval for many reasons, including, but not limited to:

•
we may not be able to demonstrate to the satisfaction of regulatory authorities (including the FDA and comparable foreign regulatory authorities) that Oxbryta, inclacumab or any other product candidates we may develop are safe and effective for any proposed indications;

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
The FDA approved Oxbryta through the accelerated approval process under Subpart H, and are seeking approval under the accelerated approval process under Subpart H for an sNDA to expand the current Oxbryta label to include treatment of SCD in children ages 4 to 11 years. While the FDA approved Oxbryta under Subpart H, we cannot be assured that our planned sNDA will benefit from or receive accelerated approval under Subpart H, or that any other product candidates that we may develop will qualify for or benefit from any such expedited programs in the United States, including under Subpart H, or in any foreign regulatory jurisdictions.
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
As we continue our clinical development of Oxbryta, the additional data we generate could be different from, including less favorable in terms of efficacy and/or safety, than the data generated and discussed with the FDA to date. If this were to occur, it could significantly impact our continued development and commercialization of Oxbryta. In addition, depending on the results we obtain from our HOPE-KIDS 2 Study, which we intend to satisfy our post-approval confirmatory requirement under Subpart H, accelerated approval of Oxbryta under Subpart H may be withdrawn (which would also mean full approval would not be achieved, and could also mean that Oxbryta could be required to be removed from the market) if the required post-marketing confirmatory program is not completed or if the FDA determines the results do not verify clinical risk/benefit. If our submission of the sNDA to expand the current

Oxbryta label to include treatment of SCD in children ages 4 to 11 years is approved and our HOPE-KIDS 2 Study also serves as the post-approval confirmatory study under Subpart H for any such pediatric approval, any accelerated approval of Oxbryta in this pediatric population, if any, may also be withdrawn depending on the results we obtain from the HOPE-KIDS 2 Study. We do not have a special protocol assessment agreement in place with the FDA for our HOPE-KIDS 2 Study.
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
The results of nonclinical studies and clinical trials of Oxbryta, inclacumab and of any other product candidates that we may pursue may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial may not necessarily predict final results. For example, our nonclinical studies and clinical trials to date of Oxbryta in SCD have involved mostly one genotype of SCD, known as HbSS, and the results of these studies may not be replicated in other genotypes of SCD in clinical trials or in the general patient population. In addition, the results obtained in our development program for SCD patients aged 12 years and older, such as in our Phase 3 HOPE Study, may not be replicated in our ongoing studies in pediatric populations, including our HOPE-KIDS 1 Study and HOPE-KIDS 2 Study.
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
We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture drug supplies for our ongoing commercial sales of Oxbryta and for any clinical trials we are conducting or may conduct for Oxbryta, inclacumab or any other product candidates, and we do not presently expect that we will establish or acquire the resources necessary to manufacture Oxbryta or any of our product candidates on a commercial scale. We rely, and expect to continue to rely, wholly on third-party manufacturers to produce our product candidates for our clinical trials, as well as for commercial manufacture or any required post-marketing studies of Oxbryta, and we expect to do the same with respect to any other product candidates, if any, that receives marketing approval. If any manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which do not currently have or anticipate developing the requisite capabilities or resources, or enter into an agreement with one or more different manufacturers, which we may not be able to do on reasonable terms and timelines, if at all. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay the clinical development and potential regulatory approval of our product candidates, which could harm our business and results of operations. We expect to rely on multiple third parties for the manufacture of commercial supplies of Oxbryta as well as for inclacumab or any other product candidates, if approved.

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
Oxbryta, inclacumab and any other product candidates that we may identify and pursue may compete with other product candidates and marketed drugs for access to manufacturing facilities. Any performance failure on the part of our existing or future manufacturers could delay or impair clinical development, marketing approval or commercialization. Although we believe we have adequate supplies to commercialize Oxbryta and conduct our ongoing clinical trials, if we are unable to enter into relationships with additional contract manufacturers, or our current or future contract manufacturers cannot perform as agreed, we may experience delays and incur additional costs in our continued commercialization and clinical development activities. Our current and anticipated future dependence upon others for the manufacture of Oxbryta, our product candidates and any other marketed drugs may adversely affect our future profit margins and our ability to commercialize Oxbryta or any other product candidates that receive marketing approval on a timely and competitive basis.
If the contract manufacturing facilities on which we rely do not continue to meet regulatory requirements or are unable to meet our supply demands, our business will be harmed.
All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for Oxbryta and for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs, or similar regulatory requirements outside the United States. These regulations govern manufacturing processes and procedures, including recordkeeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of Oxbryta or our product candidates. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production, seizures or voluntary recalls of product candidates or marketed drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect clinical or commercial supplies of Oxbryta, inclacumab or any of our other product candidates.

Among other requirements, we or our contract manufacturers must supply all necessary documentation in support of an NDA or MAA seeking approval of a product candidate on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval
inspection for compliance with the applicable regulations as a condition of regulatory approval for Oxbryta. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of Oxbryta, inclacumab or any of our other product candidates or the associated quality systems. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with these complex regulatory requirements. If these manufacturers, facilities, records or systems do not pass pre-approval
inspections and reviews, additional regulatory approval of Oxbryta or regulatory approval of inclacumab or any of our other product candidates may never be granted or may be substantially delayed.
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
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, we may not be aware of all third-party intellectual property rights potentially relating to Oxbryta or our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are and will remain highly uncertain. The patent examination process may require us or our licensors, licensees or collaboration partners to narrow the scope of the claims of our or our licensors’, licensees’ or collaboration partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. Our pending and future patent applications may not result in patents being issued that protect Oxbryta, inclacumab or any other product candidates, in whole or in part, or which effectively prevent others from commercializing competitive product candidates. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing
manner, or by successfully seeking to narrow or invalidate our patents or render them unenforceable. Our and our licensors’, licensees’ or collaboration partners’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.
We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Moreover, we may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, reexamination, inter partes
review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize Oxbryta or our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize Oxbryta, inclacumab or any other product candidates.

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
We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of Oxbryta, inclacumab or any other product candidates that we may develop.
We cannot assure that Oxbryta, inclacumab or any other product candidates that we may develop will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing Oxbryta or any product candidates that we may develop. We may additionally be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of Oxbryta, inclacumab or any of our other product candidates.
We may in the future become party to, or be threatened with, adversarial proceedings or litigation against us regarding third party intellectual property rights with respect to Oxbryta, inclacumab or any other product candidates, that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing a third party’s patents. We may also be required to indemnify parties with whom we have contractual relationships against such claims. If a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party to continue developing, manufacturing and marketing Oxbryta and our product candidates and would most likely be required to pay license fees or royalties or both, that could be significant. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property licensed to us. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. Even if we are successful in defending against such claims, such litigation can be expensive, uncertain, and time consuming to litigate, and would divert management’s attention from our core business. Any of these events could harm our business significantly.
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
Filing, prosecuting and defending patents on Oxbryta and our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries worldwide, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection but patent enforcement is not strong. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Recruiting and retaining qualified scientific, medical, clinical, technical operations personnel and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize our product candidates. Competition to hire qualified personnel in our industry and geographic market is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Such efforts have become, and may continue to be, more challenging since the onset of the
COVID-19
pandemic, and we may experience similar challenges in the future due to other outbreaks or other significant business disruptions. Furthermore, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.
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
The commercialization of Oxbryta, the use of Oxbryta and our product candidates, including inclacumab, in clinical trials and the sale of any other products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that Oxbryta or our product candidates may induce adverse events. The risk of product liability claims may be increased now that Oxbryta is approved and being sold. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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
We may seek collaboration, distribution or other arrangements with pharmaceutical or biotechnology companies for the development or commercialization of Oxbryta, inclacumab and other product candidates. For example, we have entered into a License and Collaboration Agreement with Syros Pharmaceuticals, Inc., to discover, develop and commercialize novel therapies for SCD and beta thalassemia, a License Agreement with Sanofi, under which we received an exclusive license under certain intellectual property controlled by Sanofi to use, develop, manufacture, commercialize and otherwise exploit certain compounds for the treatment of SCD and other human diseases, and an exclusive Distribution Agreement with Biopharma-Middle East and Africa, or
Biopharma-MEA,
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
We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our Amended and Restated 2015 Stock Option and Incentive Plan, or 2015 Plan. The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, in January 2017 our board of directors approved our 2017 Inducement Equity Plan, and thereafter amended and restated the plan as the Amended and Restated 2017 Inducement Plan, or the 2017 Inducement Plan. The 2017 Inducement Plan enables us and our subsidiaries to grant non-qualified
stock options and other equity-based awards to induce employees who are not currently employed by us or our subsidiaries to accept employment with us or our subsidiaries. As of June 30, 2021, there were 2,006,772 shares reserved under the 2017 Inducement Plan (subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock) for issuance to new employees entering into employment with us. In addition, we have reserved shares of common stock for issuance pursuant to our Amended and Restated 2015 Employee Stock Purchase Plan, or 2015 ESPP, which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2015 Plan, the 2017 Inducement Plan or the 2015 ESPP, our stockholders may experience additional dilution, and our stock price may fall.
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
Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 58% of our outstanding common stock as of June 30, 2021, based on the latest publicly available information.
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
We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value or vote) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change
net operating loss carryforwards, or NOLs, and other
pre-change
tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We experienced an ownership change as a result of our initial public offering and an ownership change as a result of some of our follow-on
offerings; however we do not believe that these ownership changes will significantly limit our ability to use these
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
See the Exhibit Index on the page prior to the signature page to this Quarterly Report on Form
10-Q
for a list of the exhibits filed as part of this Quarterly Report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

3.1	Restated Certificate of Incorporation	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

10.1#	Employment Offer Letter Agreement by and between the Registrant and Kim Smith-Whitley, M.D., dated November 24, 2020	—	—	—	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	X

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

Global Blood Therapeutics, Inc.

Date: August 3, 2021	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2021	By:	/s/ Jeffrey Farrow
Jeffrey Farrow Chief Financial Officer (Principal Financial Officer)