Form 10-Q
period 2021-09-30
Global Blood Therapeutics, Inc.
filed 2021-11-04
CIK 1629137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, there were 64,445,267 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$382,869	$494,766
Short-term marketable securities	3,205	66,126
Accounts receivable, net	23,894	17,500
Inventories	51,512	40,223
Prepaid expenses and other current assets	27,384	13,548
Total current assets	488,864	632,163
Long-term marketable securities	30,692	—
Property and equipment, net	35,415	37,882
Operating lease right-of-use assets	48,732	50,722
Restricted cash	2,451	2,436
Other assets, noncurrent	1,524	799
Total assets	$607,678	$724,002
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,642	$19,078
Accrued liabilities	37,297	31,133
Accrued compensation	22,665	23,985
Operating lease liabilities, current	5,454	4,836
Total current liabilities	74,058	79,032
Long-term debt	149,508	148,815
Operating lease liabilities, noncurrent	74,990	79,176
Other liabilities, noncurrent	822	822
Total liabilities	299,378	307,845
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of September 30, 2021 (unaudited) and December 31, 2020; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of September 30, 2021 (unaudited) and December 31, 2020, respectively; 64,387,670 and 61,898,090 shares issued and outstanding as of September 30, 2021 (unaudited) and December 31, 2020, respectively	64	62
Additional paid-in capital	1,509,994	1,402,262
Accumulated other comprehensive loss	221	302
Accumulated deficit	(1,201,979)	(986,469)
Total stockholders’ equity	308,300	416,157
Total liabilities and stockholders’ equity	$607,678	$724,002

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product sales, net	$52,052	$36,889	$138,650	$82,508
Costs and operating expenses:
Cost of sales	830	513	2,162	1,025
Research and development	50,529	40,196	153,170	114,054
Selling, general and administrative	67,987	54,491	188,046	151,227
Total costs and operating expenses	119,346	95,200	343,378	266,306
Loss from operations	(67,294)	(58,311)	(204,728)	(183,798)
Other income (expense):
Interest income	85	881	578	5,251
Interest expense	(3,709)	(2,291)	(11,075)	(6,887)
Other expenses, net	(70)	(160)	(285)	(313)
Total other income (expense), net	(3,694)	(1,570)	(10,782)	(1,949)
Net loss	(70,988)	(59,881)	(215,510)	(185,747)
Other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	(42)	(507)	(301)	(35)
Cumulative translation adjustment	(39)	—	220	—
Comprehensive loss	$(71,069)	$(60,388)	$(215,591)	$(185,782)
Basic and diluted net loss per common share	$(1.13)	$(0.97)	$(3.45)	$(3.04)
Weighted-average number of shares used in computing basic and diluted net loss per common share	62,925,081	61,573,877	62,449,207	61,160,984

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	In Capital	Income	Deficit	Equity
Balance at December 31, 2020	61,898,090	$62	$1,402,262	$302	$(986,469)	$416,157
Issuance of common stock upon exercise of stock options	47,763	—	1,110	—	—	1,110
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	229,087	—	(1,897)	—	—	(1,897)
Issuance of common stock pursuant to ESPP purchases	65,110	—	2,558	—	—	2,558
Stock-based compensation	—	—	20,378	—	—	20,378
Net unrealized gain on marketable securities	—	—	—	(181)	—	(181)
Net loss	—	—	—	—	(74,930)	(74,930)
Balance at March 31, 2021	62,240,050	$62	$1,424,411	$121	$(1,061,399)	$363,195
Issuance of common stock upon exercise of stock options	28,575	—	403	—	—	403
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	110,493	—	(65)	—	—	(65)
Stock-based compensation	—	—	21,644	—	—	21,644
Net unrealized loss on marketable securities	—	—	—	(78)	—	(78)
Cumulative translation adjustment	—	—	—	259	—	259
Net loss	—	—	—	—	(69,592)	(69,592)
Balance at June 30, 2021	62,379,118	$62	$1,446,393	$302	$(1,130,991)	$315,766
Issuance of common stock upon exercise of stock options	21,553	—	429	—	—	429
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	315,627	—	(1,094)	—	—	(1,094)
Issuance of common stock pursuant to ESPP purchases	69,488	—	1,695	—	—	1,695
Issuance of common stock upon at-the-market financing	1,601,884	2	44,071	—	—	44,073
Stock-based compensation	—	—	18,500	—	—	18,500
Net unrealized loss on marketable securities	—	—	—	(42)	—	(42)
Cumulative translation adjustment	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	(70,988)	(70,988)
Balance at September 30, 2021	64,387,670	$64	$1,509,994	$221	$(1,201,979)	$308,300

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	In Capital	Income	Deficit	Equity
Balance at December 31, 2019	60,644,380	$61	$1,316,795	$754	$(738,916)	$578,694
Issuance of common stock upon exercise of stock options	33,937	—	967	—	—	967
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	160,594	—	(2,099)	—	—	(2,099)
Issuance of common stock pursuant to ESPP purchases	47,460	—	1,870	—	—	1,870
Stock-based compensation	—	—	16,705	—	—	16,705
Net unrealized gain on marketable securities	—	—	—	461	—	461
Net loss	—	—	—	—	(73,026)	(73,026)
Balance at March 31, 2020	60,886,371	$61	$1,334,238	$1,215	$(811,942)	$523,572
Issuance of common stock upon exercise of stock options	334,454	—	8,018	—	—	8,018
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	110,162	—	(74)	—	—	(74)
Stock-based compensation	—	—	17,128	—	—	17,128
Net unrealized gain on marketable securities	—	—	—	12	—	12
Net loss	—	—	—	—	(52,840)	(52,840)
Balance at June 30, 2020	61,330,987	$61	$1,359,310	$1,227	$(864,782)	$495,816
Issuance of common stock upon exercise of stock options	121,619	—	3,312	—	—	3,312
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	253,447	—	(2,990)	—	—	(2,990)
Issuance of common stock pursuant to ESPP purchases	50,605	—	2,266	—	—	2,266
Stock-based compensation	—	—	19,639	—	—	19,639
Net unrealized loss on marketable securities	—	—	—	(507)	—	(507)
Net loss	—	—	—	—	(59,881)	(59,881)
Balance at September 30, 2020	61,756,658	$61	$1,381,537	$720	$(924,663)	$457,655

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(215,510)	$(185,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,408	6,925
Amortization (accretion) of premium (discount) on marketable securities	127	37
Non-cash interest expense	716	1,243
Amortization of operating lease right-of-use assets	1,990	901
Stock-based compensation	59,264	52,100
Changes in operating assets and liabilities:
Accounts receivable	(6,394)	(11,493)
Inventories	(9,903)	(30,853)
Prepaid expenses and other assets	(14,570)	(1,764)
Accounts payable	(10,291)	(2,821)
Accrued liabilities	6,164	2,299
Accrued compensation	(1,320)	375
Other liabilities, current	—	(651)
Operating lease liabilities	(3,568)	1,309
Other liabilities, noncurrent	—	1,344
Net cash used in operating activities	(188,887)	(166,796)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,180)	(4,190)
Purchase of marketable securities	(30,695)	(57,936)
Maturities of marketable securities	62,496	333,828
Net cash provided by investing activities	29,621	271,702
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon at-the-market financing, net of issuance cost	44,073	-
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	6,194	16,574
Payments of debt issuance costs	(49)	(130)
Tax paid related to net share settlement of equity awards	(3,054)	(5,163)
Net cash provided by financing activities	47,164	11,281
Effect of exchange rate changes on cash and cash equivalents	220	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(111,882)	116,187
Cash, cash equivalents and restricted cash at beginning of period	497,202	304,632
Cash, cash equivalents and restricted cash at end of period	$385,320	$420,819
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$10,238	$5,144
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Leasehold improvements paid for by landlord	$—	$10,709
Accrued purchase of property and equipment	$(119)	$3,943
Accrued issuance costs	$(26)	$(52)
Operating lease liabilities arising from obtaining right-of-use-assets	$—	$205
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash, cash equivalents	$382,869	$418,402
Restricted cash	$2,451	$2,417
Total cash and cash equivalents and restricted cash	$385,320	$420,819

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Global Blood Therapeutics, Inc., or the Company, we, us, or our, was incorporated in Delaware in February 2011 and commenced operations in May 2012. We are a biopharmaceutical company dedicated to the discovery, development and delivery of life-changing treatments that provide hope to underserved patient communities. In late November 2019, we received U.S. Food and Drug Administration, or FDA, accelerated approval for our first medicine, Oxbryta® (voxelotor) tablets for the treatment of sickle cell disease, or SCD, in adults and children 12 years of age and older. In early December 2019, we began to make Oxbryta available to patients through our specialty pharmacy partner network. Our principal operations are based in South San Francisco, California, and we operate in one segment.

Need for Additional Capital

In the course of our development activities, we have sustained operating losses and we expect such losses to continue over the next several years. Our ultimate success depends on the outcome of our commercialization of Oxbryta and research and development activities. Since our inception through September 30, 2021, we have incurred cumulative net losses of $1.2 billion. We expect to incur additional losses for the foreseeable future to commercialize Oxbryta and conduct product research and development, and expect to potentially raise additional capital to fully implement our business plan. If needed, we intend to raise such capital through borrowings, the issuance of additional equity, and potentially through strategic alliances with partner companies or other transactions. However, if such financing is not available at adequate levels, we will need to re-evaluate our operating plans. We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our cash requirements for at least 12 months subsequent to the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Preparation and Presentation of Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and, accordingly, the balance sheet as of December 31, 2020, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other interim period or for any other future year.

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

Major Customers

We have entered into distribution agreements with certain limited specialty pharmacies and specialty distributors. For the nine months ended September 30, 2021, our two largest customers represented approximately 84% of our product revenue and approximately 76% of our accounts receivable balance at September 30, 2021.

Major Suppliers

We do not currently have any of our own manufacturing facilities, and, therefore, depend on an outsourced manufacturing strategy for the production of Oxbryta for commercial use and for the production of our product candidates for clinical trials. We have contracts in place with third-party manufacturers that are approved for the commercial production of Oxbryta and third-party suppliers that are approved for Oxbryta’s active pharmaceutical ingredient. Although there are potential sources of supply other than our existing manufacturers and suppliers, any new supplier would be required to qualify under applicable regulatory requirements.

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

Accounting Pronouncements Adopted

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and the applicable amendments will be applied on a prospective basis. We adopted ASU No. 2019-12 in the first quarter of 2021 and applied the guidance prospectively. The only aspect of ASU 2019-12 that is currently applicable to us is the removal of the exception related to intraperiod tax allocation. We began applying the general methodology regarding the intraperiod allocation of tax expense in 2021. After the adoption of ASU 2019-12, in periods where we have a loss from continuing operations, the amount of taxes attributable to continuing operations will be determined without regard to the tax effect of other items, including changes in unrealized gains related to marketable securities. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In August 2020, FASB issued ASU No. 2020-08, Codification Improvement to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. The new guidance states that an entity should reevaluate whether a callable debt security is within scope of Topic 310-20. ASU 2020-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted ASU No. 2020-08 in the first quarter of 2021 and applied the guidance prospectively. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

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

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivables, accounts payable, accrued liabilities and long-term debt. Long-term debt is reported at amortized cost on our condensed consolidated balance sheets. Cash and cash equivalents, marketable securities and restricted cash are reported at their respective fair values on our condensed consolidated balance sheets. The remaining financial instruments are reported on our interim condensed consolidated balance sheets at cost that approximate current fair values due to their relatively short maturities.

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

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$367,951	$367,951	$—	$—
Corporate debt securities	7,141	—	$7,141	—
U.S. government agency securities	1,329	—	1,329	—
Certificates of deposits	245	—	245	—
U.S. government securities	25,182	—	25,182	—
Total financial assets	$401,848	$367,951	$33,897	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$486,174	$486,174	$—	$—
Corporate debt securities	29,804	—	29,804	—
U.S. government agency securities	15,943	—	15,943	—
Certificates of deposits	243	—	243	—
U.S. government securities	20,136	—	20,136	—
Total financial assets	$552,300	$486,174	$66,126	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. At September 30, 2021, and December 31, 2020, the weighted average remaining contractual maturities of our Level 2 investments was 19 months and all of these investments are rated A-1/P-1 or A/A2, or higher, by Moody’s and Standard & Poor’s.

4. Available-for-Sale Securities

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents, restricted cash, or marketable securities in our interim condensed consolidated balance sheets (in thousands):

	September 30, 2021
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	(Losses)	Value
Financial Assets:
Money market funds	$367,951	$—	$—	$367,951
Corporate debt securities	7,141	3	(3)	7,141
U.S. government agency securities	1,329	—	—	1,329
Certificates of deposits	244	1	—	245
U.S. government securities	25,182	2	(2)	25,182
Total	$401,847	$6	$(5)	$401,848

	December 31, 2020
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	(Losses)	Value
Financial Assets:
Money market funds	$486,174	$—	$—	$486,174
Corporate debt securities	29,641	163	—	29,804
U.S. government agency securities	15,906	37	—	15,943
Certificates of deposits	241	2	—	243
U.S. government securities	20,036	100	—	20,136
Total	$551,998	$302	$—	$552,300

The following table summarizes the classification of the available-for-sale securities on our interim condensed consolidated balance sheets (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$367,951	$486,174
Short-term marketable securities	3,205	66,126
Long-term marketable securities	30,692	—
Total	$401,848	$552,300

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined the gross unrealized losses on our marketable securities were temporary in nature during the periods presented. As of September 30, 2021, we did not have any available-for-sale debt securities in a continuous unrealized position greater than 12 months.

5. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$10,810	$11,273
Work-in-process	38,531	26,994
Finished goods	2,171	1,956
Total inventories	$51,512	$40,223

We have capitalized $419,000 and $477,000 of stock-based compensation expense to our inventories for the three months ended September 30, 2021 and 2020, respectively; and $1.3 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively. We also have capitalized $40,000 and $70,000 of depreciation expense to our inventories for the three and nine months ended September 30, 2021 and 2020 respectively; and $129,000 and $220,000 for the nine months ended September 30, 2021 and 2020, respectively. See Note 9—Stock-based Compensation for details on stock-based compensation expenses recognized during the three and nine months ended September 30, 2021 and 2020.

Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Laboratory equipment	$13,973	$11,922
Computer equipment	3,241	3,023
Leasehold improvements	32,281	32,281
Construction-in-progress	309	517
Total property and equipment	49,804	47,743
Less: accumulated depreciation and amortization	(14,389)	(9,861)
Property and equipment, net	$35,415	$37,882

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued research and development costs	$11,822	$10,677
Accrued manufacturing costs	9,480	9,125
Accrued professional and consulting services	6,877	4,107
Accrued sales deductions	8,188	6,405
Other	930	819
Total accrued liabilities	$37,297	$31,133

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

Debt issuance costs paid directly to the Lenders of $1.1 million and the other debt issuance costs of $0.5 million were treated as discounts on the Term Loan. These debt discounts along with the Paydown Fee are being amortized or accreted to interest expenses throughout the life of the Term Loan using the effective interest rate method. In addition, we paid the Lenders $1.1 million for the option to draw the additional $75.0 million, which was capitalized as a deferred asset and amortized on a straight-line basis through December 31, 2020. Any remaining unamortized amount was reclassed to debt discount at the time of closing of the second tranche of the Term Loan. We closed the second tranche of the Term Loan in November 2020, and $0.2 million of the unamortized deferred asset related to the option to draw the second tranche was reclassed as the discount on the notes payable. As of September 30, 2021, there were unamortized issuance costs and debt discounts of $1.4 million, which were recorded as a direct deduction from the Term Loan on the condensed consolidated balance sheet.

Future payments of principal and interest on the Term Loan as of September 30, 2021 (in thousands):

2021 (three months)	$3,375
2022	13,500
2023	62,813
2024	58,313
2025	53,813
Total minimum payments	191,814
Less: amount representing interest	(38,814)
Less: amount representing Paydown Fee	(3,000)
Long-term debt, gross	150,000
Discount on notes payable	(1,440)
Accretion of Paydown Fee	948
Long-term debt	$149,508

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

Lease costs included in operating expense in the interim condensed consolidated statement of operations and comprehensive loss in relation to these operating leases were $2.4 million and $3.1 million for the three months ended September 30, 2021 and 2020, respectively; and $8.0 million and $9.3 million for the nine months ended September 30, 2021 and 2020, respectively. Included in these lease costs were variable lease costs, which were not included within the measurement of our operating ROU assets and operating lease liabilities in the amount of $0.6 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively; and $2.6 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively. The variable lease cost is comprised primarily of our cost in certain research and development arrangements that contain embedded equipment, and our proportionate share of operating expenses, property taxes, and insurance in relation with our facility lease. These costs are classified as operating lease expense due to our election to not separate lease and non-lease components.

Supplemental information related to leases for the period reported is as follows (in thousands, except weighted-average remaining lease term and weighted-average discount rate):

	Nine Months Ended
	September 30,
	2021	2020
ROU assets obtained in exchange for new operating lease	$—	$205
Cash paid for amounts included in the measurement of lease liabilities	8,862	4,811
Weighted-average remaining lease term of operating leases (in years)	8.5	9.5
Weighted-average discount rate of operating leases	8.7%	8.7%

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

In August 2018, we entered into an amendment to the Original Lease, or Lease Amendment, to relocate the leased premises from the Prior Premises to a to-be-constructed building consisting of approximately 164,150 rentable square feet of space, or Substitute Premises, when the Substitute Premises were ready for occupancy, or Substitute Premises Payment Commencement Date. The Lease Amendment has a contractual term, or Substitute Premises Term, of 10 years from the Substitute Premises Payment Commencement Date. The Lease Amendment grants us an option to extend the Lease Amendment for an additional 10-year period. Future minimum rental payments under the Lease Amendment during the 10-year term are $121.5 million in the aggregate. Under the Lease Amendment, we are obligated to pay to the landlord certain costs, including taxes and operating expenses. The Lease Amendment also provides a tenant inducement allowance of up to $27.9 million, of which $4.1 million, if utilized, would be repaid to the landlord in the form of additional monthly rent with interest applied. As of September 30, 2021, we have capitalized $32.3 million of costs within property and equipment, net for construction of leasehold improvements at the Substitute Premises, which were mostly acquired with the tenant inducement provided under the Lease Amendment.

After relocating to the Substitute Premises, we surrendered and delivered the Prior Premises to the landlord in May 2020, upon which time we had no further obligations with respect to the Prior Premises other than with respect to the Initial Allowance, which we will repay to the landlord in the form of additional monthly rent with interest applied over the term of the Original Lease through November 2027. Upon signing of the Lease Amendment, we re-evaluated the remaining useful life of the leasehold improvements at the Prior Premises and started to amortize the leasehold improvements over the remaining period of expected use, resulting in an acceleration of depreciation expenses of approximately $3.8 million for the nine months ended September 30, 2020. No acceleration of depreciation expense was recorded for either the three months ended September 30, 2020 or the three or nine months ended September 30, 2021.

As of September 30, 2021, the maturities of our operating lease liabilities were as follows (in thousands):

Year ending December 31,	Amount
2021 (three months)	$2,979
2022	12,222
2023	12,584
2024	12,948
2025	13,368
Thereafter	60,507
Total lease payments	114,608
Less: Imputed interest	(34,164)
Present value of operating lease liabilities	$80,444

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

8. Stockholder's Equity

In November 2020, we entered into an at-the-market offering program, or “ATM”, which provides for the offering, issuance and sale by us of shares of our common stock from time to time for aggregate gross proceeds of up to $200.0 million. As of September 30, 2021, we have sold and issued 1,601,884 shares of common stock pursuant to the ATM, with total gross proceeds of $45.4 million before deducting underwriting discounts, commissions, and other offering expenses payable by us of $1.4 million.

9. Stock-Based Compensation

We have three stock-based compensation plans – the Amended and Restated 2017 Inducement Equity Plan, or 2017 Inducement Plan, the Amended and Restated 2015 Stock Option and Incentive Plan, or 2015 Plan, and the 2012 Stock Option and Grant Plan, or 2012 Plan. As of September 30, 2021, there were 1,786,479 shares reserved under the 2017 Inducement Plan and 5,100,077 shares reserved under the 2015 Plan for the future issuance of equity awards. Upon adoption of the 2015 Plan in July 2015, no new awards or grants are permitted under the 2012 Plan. See Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, for additional information related to these stock-based compensation plans.

Stock Options

The following summarizes option activity under the 2017 Inducement Plan, 2015 Plan and 2012 Plan:

		Weighted-
	Number of	Average
	Options	Exercise Price
Outstanding — December 31, 2020	3,327,330	$42.07
Options granted	717,680	42.53
Options exercised	(97,891)	19.84
Options canceled	(270,192)	52.41
Outstanding — September 30, 2021	3,676,927	$42.00

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Expected term (in years)	6.1	6.1	5.3-6.1	5.1-6.1
Volatility	71.9%-72.0%	70.7%-71.0%	68.1% - 72.7%	69.6%-71.8%
Risk-free interest rate	0.9%-1.1%	0.3%-0.4%	0.9%-1.1%	0.3%-1.8%
Dividend yield	—	—	—	—

Restricted Stock Units

The following table summarizes activity of restricted stock units, or RSUs, granted to employees with service-based vesting under the 2017 Inducement Plan and 2015 Plan and related information:

		Weighted-
		Average
	Number	Grant Date
	of RSUs	Fair Value
Non-vested units — December 31, 2020	2,210,356	$57.80
RSUs granted	1,631,047	42.71
RSUs vested	(737,473)	54.63
RSUs forfeited	(463,723)	53.46
Non-vested units — September 30, 2021	2,640,207	$50.12

Market-Condition Awards Granted to Employees

Market-Condition RSU Awards

Beginning in June 2020, the Compensation Committee of our Board of Directors has granted awards of RSUs to certain of our senior management, including our executive officers, under the 2015 Plan, the vesting of which is contingent upon the achievement of three escalating stock price targets, which we refer to as the Market-Condition RSU Awards. Since June 1, 2020, certain awards have been forfeited in connection with employee terminations and new awards have been granted in connection with new appointments, respectively, with awards for up to an aggregate of 457,100 RSUs outstanding as of September 30, 2021. Upon the achievement of the respective stock price targets, 50% of the RSUs allotted to that tranche will vest, while the remaining 50% will vest on the first anniversary of the date the stock price target was achieved, subject to the employee’s continued employment or other service relationship with us through such vesting date. Under the terms of the awards, if the stock price targets are not achieved for all or some of the tranches on or before June 30, 2024, the unvested awards will be automatically terminated and forfeited. The compensation cost for the RSUs with a market condition is not reversed when the market condition is not satisfied. The target prices and vesting tranches are set forth in the table below:

Stock Price Targets	Number of Units Allowed
$109.20	91,420
$145.60	159,985
$182.00	205,695

The grant date fair value of the Market-Condition RSU Awards was estimated using a Monte Carlo simulation model, which includes variables such as the expected volatility of our share price and interest rates to generate potential future outcomes. We recognize the related compensation expense on a straight-line basis over the applicable derived service periods, which are the estimated periods of time that would be required to satisfy the market conditions.

The following table summarizes the Market-Condition RSU Awards granted and forfeited during the nine months ended September 30, 2021:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Grant Date	Vesting	Intrinsic
	of RSUs	Fair Value	Period (years)	Value
Non-vested market-condition awards — December 31, 2020	414,700	$49.95	1.21
Granted	84,800	13.88	1.82
Forfeited	(42,400)	49.95	0.46
Non-vested market condition awards — September 30, 2021	457,100	$43.26	0.55	$11,647

The following table summarizes the assumptions used to estimate the fair value of the Market-Condition RSU Awards as of the grant date:

Valuation date stock price	$37.20
Expected term	3.1 years
Volatility	66.6%
Risk-free interest rate	0.3%
Dividend yield	—

At September 30, 2021, total unrecognized compensation expense related to non-vested Market-Condition RSU Awards was $5.5 million, which is expected to be recognized over their respective remaining derived service periods. The weighted average remaining derived service period is 0.55 years. For the three and nine months ended September 30, 2021, we recognized $2.2 million and $6.8 million, respectively, in stock-based compensation expense related to the Market-Condition RSU Awards.

Stock-Based Compensation Expense

Total stock-based compensation recognized by function included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$4,562	$4,234	$15,616	$13,014
Selling, general and administrative	13,514	14,928	43,648	39,086
Total stock-based compensation expense	$18,076	$19,162	$59,264	$52,100

10. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Options to purchase common stock	3,676,927	3,416,050	3,676,927	3,416,050
Restricted stock units	3,097,307	2,597,497	3,097,307	2,597,497
Total	6,774,234	6,013,547	6,774,234	6,013,547

11. Subsequent Event

On October 26, 2021, we donated $0.5 million to the GBT Foundation, a California nonprofit public benefit corporation we established earlier in 2021. The GBT Foundation is a related party affiliate as certain officers of the Company also serve, without additional compensation, as directors or officers of the GBT Foundation. The purpose of the GBT Foundation is to fund programs that will support people within the sickle cell disease community and beyond through education, empowerment, improved healthcare access and enhanced health equity.

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

In November 2019, the U.S. Food and Drug Administration, or FDA, granted accelerated approval for our first medicine, Oxbryta® (voxelotor) tablets for the treatment of SCD in adults and children 12 years of age and older. Oxbryta, an oral therapy taken once daily, is the first FDA-approved treatment that directly inhibits sickle hemoglobin, or HbS, polymerization, the root cause of SCD.

By early December 2019, we began to make Oxbryta available to patients through our specialty pharmacy partner network. In addition, we established GBT Source Solutions®, a comprehensive program for patients who are prescribed Oxbryta that provides a wide range of practical, educational and financial support customized to each patient’s needs. In addition, we have focused on securing reimbursement and expanding patient access. By the end of September 2020, one quarter ahead of our goal, we secured broad Oxbryta reimbursement coverage for 90% of lives covered by payers either through published policies or verified patient adjudication. We have now secured fee-for-service Medicaid coverage in nearly all 50 states and in the District of Columbia. This includes the top 17 states where over 85% of SCD patients reside.

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

In January 2021, the European Medicines Agency, or EMA, accepted for review our Marketing Authorization Application, or MAA, seeking full marketing authorization of Oxbryta to treat hemolytic anemia (which is low hemoglobin due to red blood cell destruction) in SCD patients ages 12 years and older, and the MAA is undergoing standard review by the EMA. In addition, the FDA has accepted for filing and review our supplemental New Drug Application, or sNDA, seeking accelerated approval to expand the current Oxbryta label to include treatment of SCD in children ages 4 to 11 years and our related separate New Drug Application, or NDA, seeking approval for a new age-appropriate dispersible tablet dosage form of Oxbryta suitable for pediatric patients. The FDA granted Priority Review for both the sNDA and NDA, providing a six-month review, and assigned a Prescription Drug User Fee Act (PDUFA) target action date for both applications of December 25, 2021.

To provide early access prior to potentially receiving additional marketing approval, we have established an expanded access protocol for eligible SCD patients in the United States and an early access program for eligible SCD patients for outside the United States. In addition, we have entered into an exclusive agreement with Biopharma-Middle East and Africa, or Biopharma-MEA, to distribute Oxbryta in the six countries that make up the Gulf Cooperation Council, or GCC region (Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates, or UAE), where the U.S. approval of Oxbryta can be referenced to allow for access to the medicine while health authorities conduct their reviews.

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

In March 2020, the Centers for Disease Control and Prevention, or CDC, declared a global pandemic related to SARS-CoV-2, the virus that causes coronavirus disease 2019, or COVID-19, and the pandemic has impacted our business, including our commercialization of Oxbryta and our research and development activities. For example, we implemented a temporary work from home policy; temporarily suspended our field team from most in-person interactions, including visits to physician offices, clinics and hospitals as well as in-person meetings with payors; and temporarily delayed or paused certain research and development activities, including screening and enrollment in all clinical studies sponsored by us. We have also seen a significant decrease in weekly new patient prescriptions for Oxbryta from a peak in early March 2020, and we expect the rate of new patient prescriptions may remain lower depending on the course of the pandemic. Notably, the COVID-19 pandemic has not significantly impacted our supply of Oxbryta. We continue to believe we have an adequate supply of Oxbryta to sustain estimated patient need through 2022, and we are continuing to produce Oxbryta tablets.

While we intend to resume normal operations as soon as practicable, we do not know for certain the extent or duration of these and other disruptions or the long-term impact on our business. Since mid-March 2020, when we made the decision to temporarily suspend in-person visits to healthcare professionals, or HCPs, by our field teams, we have been engaging with HCPs and payors through increased use of digital and internet-based education and outreach, and we have more recently increased our face-to-face engagements in some settings following appropriate COVID-19 protocols. In addition, activities on our clinical trials have since resumed, with measures in place that we believe are appropriate.

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. Our net losses were $215.5 million and $185.7 million for the nine months ended September 30, 2021, and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $1.2 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We had $416.8 million in cash and cash equivalents and marketable securities as of September 30, 2021.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Product sales, net	$52,052	$36,889	$15,163	41%
Costs and operating expenses:
Cost of sales	830	513	317	62%
Research and development	50,529	40,196	10,333	26%
Selling, general and administrative	67,987	54,491	13,496	25%
Total costs and operating expenses	119,346	95,200	24,146	25%
Loss from operations	(67,294)	(58,311)	(8,983)	15%
Interest income	85	881	(796)	(90%)
Interest expense	(3,709)	(2,291)	(1,418)	62%
Other expenses, net	(70)	(160)	90	(56%)
Total other income (expense), net	(3,694)	(1,570)	(2,124)	135%
Net loss	$(70,988)	$(59,881)	$(11,107)	19%

Product sales, net

Product sales, net were $52.1 million and $36.9 million for the three months ended September 30, 2021 and 2020, respectively. The increase was due to higher volume of sales driven by patient demand. Product sales consist of sales of our only product, Oxbryta, which has been approved by the FDA. The only performance obligation included in our contracts is the delivery of Oxbryta to our customers, which, for our U.S. commercialization, are a limited number of specialty pharmacies and a specialty distributor, or collectively, Customers. Therefore, no allocation of transaction price among performance obligations is necessary. The transaction price is determined after considering the impacts of variable consideration recognized at the time control is transferred to our Customers, which is upon delivery of Oxbryta to our Customers.

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

The following table summarizes activity with respect to our sales allowances and accruals for the period ended September 30, 2021 (in thousands):

	Rebates, co-payment
	assistance, Medicare
	Part D coverage gap,	Prompt payment
	product returns and	discounts and
	distributor fees	chargebacks	Total
Balances at June 30, 2021	$7,635	$746	$8,381
Provision related to current period sales	5,873	2,704	8,577
Credit or payments made during the period	(5,320)	(2,558)	(7,878)
Balance at September 30, 2021	$8,188	$892	$9,080

Cost of sales

Cost of sales of $0.8 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, is related to manufacturing costs incurred after FDA approval for the cost of Oxbryta sold. The increase was due to higher volume of sales driven by patient demand. Prior to receiving FDA approval for Oxbryta in November 2019, we recorded all costs incurred in the manufacture of Oxbryta as research and development expense. We expect to sell inventory previously expensed to research and development over the next year, and, accordingly, we expect our costs of product sales of Oxbryta to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.

Research and development

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change
Costs incurred by development program:
Oxbryta for the treatment of SCD	$23,019	$21,082	$1,937	9%
Other preclinical programs	18,840	11,716	7,124	61%
Inclacumab for the treatment of SCD	8,670	7,398	1,272	17%
Total research and development expenses	$50,529	$40,196	$10,333	26%

Research and development, or R&D, expenses increased by $10.3 million, or 26%, to $50.5 million for the three months ended September 30, 2021 from $40.2 million for the three months ended September 30, 2020. The increase was primarily due to an increase of $7.1 million in external costs related to our preclinical research and development programs driven by development activities of preclinical candidates. In addition, there was an increase of $1.9 million in external costs related to our Oxbryta program and $1.3 million in external costs related to our inclacumab program due to ongoing clinical trial activities. R&D related stock-based compensation expense was $4.6 million and $4.2 million for the three months ended September 30, 2021 and 2020, respectively.

Selling, general and administrative expenses

Selling, general and administrative, or SG&A, expenses increased by $13.5 million, or 25%, to $68.0 million for the three months ended September 30, 2021 from $54.5 million for the three months ended September 30, 2020. The increase was primarily due to an increase of $10.0 million in professional and consulting services due to increases in medical affairs related activities and marketing expenses related to Oxbryta, an increase of $3.0 million in other general and administrative expenses supporting our Company's growth, and increase of $1.9 million in personnel costs due to higher headcount. The increase was offset by a decrease of $1.6 million in stock-based compensation expenses. SG&A related stock-based compensation expense was $13.5 million for the three months ended September 30, 2021 and $14.9 million for the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Product sales, net	$138,650	$82,508	$56,142	68%
Costs and operating expenses:
Cost of sales	2,162	1,025	1,137	111%
Research and development	153,170	114,054	39,116	34%
Selling, general and administrative	188,046	151,227	36,819	24%
Total costs and operating expenses	343,378	266,306	77,072	29%
Loss from operations	(204,728)	(183,798)	(20,930)	11%
Interest income	578	5,251	(4,673)	(89%)
Interest expense	(11,075)	(6,887)	(4,188)	61%
Other expenses, net	(285)	(313)	28	-9%
Total other income (expense), net	(10,782)	(1,949)	(8,833)	453%
Net loss	$(215,510)	$(185,747)	$(29,763)	16%

Product sales, net

Product sales, net were $138.7 million and $82.5 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was due to higher volume of sales driven by patient demand.

The following table summarizes activity with respect to our sales allowances and accruals for the nine months ended September 30, 2021 (in thousands):

	Rebates, co-payment
	assistance, Medicare
	Part D coverage gap,	Prompt payment
	product returns and	discounts and
	distributor fees	chargebacks	Total
Balances at December 31, 2020	$6,405	$751	$7,156
Provision related to current period sales	16,801	6,513	23,314
Credit or payments made during the period	(15,018)	(6,372)	(21,390)
Balance at September 30, 2021	$8,188	$892	$9,080

Cost of sales

Cost of sales of $2.2 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively, is related to manufacturing costs incurred after FDA approval for the cost of Oxbryta sold. The increase was due to higher volume of sales driven by patient demand. Prior to receiving FDA approval for Oxbryta in November 2019, we recorded all costs incurred in the manufacture of Oxbryta as research and development expense.

Research and development

The following table summarizes our research and development expenses incurred during the respective periods:

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change
Costs incurred by development program:
Oxbryta for the treatment of SCD	$70,723	$62,164	$8,559	14%
Other preclinical programs	52,201	31,209	20,992	67%
Inclacumab for the treatment of SCD	30,246	20,681	9,565	46%
Total research and development expenses	$153,170	$114,054	$39,116	34%

R&D expenses increased by $39.1 million, or 34%, to $153.2 million for the nine months ended September 30, 2021 from $114.1 million for the nine months ended September 30, 2020. The increase was primarily due to an increase of $21.0 million in external costs related to our preclinical programs. In addition, there was an increase of $9.6 million in external costs related to our inclacumab program due to higher clinical trial activities and an increase of $8.6 million in external costs related to our Oxbryta program due to higher manufacturing activities and various supports for Oxbryta clinical trials. R&D related stock-based compensation expense was $15.6 million for the nine months ended September 30, 2021 and $13.0 million for the nine months ended September 30, 2020.

Selling, general and administrative expenses

SG&A expenses increased by $36.8 million, or 24%, to $188.0 million for the nine months ended September 30, 2021 from $151.2 million for the nine months ended September 30, 2020. The increase was primarily due to an increase of $20.8 million in professional and consulting services due to increases in medical affairs related activities and marketing expenses related to Oxbryta, an increase of $10.1 million in personnel costs, including stock-based compensation expense, due to higher headcount, an increase of $8.7 million in other general and administrative expenses due to the growth of our operations, and $1.0 million of gain recognized from the lease we previously held for our former headquarters in South San Francisco, California. The increase was offset by a decrease of $3.8 million in accelerated depreciation expense related to the lease we previously held for our headquarters in South San Francisco, California. SG&A related stock-based compensation expense was $43.6 million for the nine months ended September 30, 2021 and $39.1 million for the nine months ended September 30, 2020.

Liquidity, Capital Resources and Plan of Operations

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sales of equity securities, and to a lesser extent, through debt financing. As of September 30, 2021, we had $416.8 million in cash and cash equivalents and marketable securities. On December 17, 2019, we entered into the Loan Agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, Biopharma Credit Investments V (Master) LP, as a lender, and BPCR Limited Partnership, as a lender, and collectively, the Lenders, for a senior secured credit facility consisting of an initial tranche of $75.0 million and the option to draw an additional $75.0 million until December 31, 2020. As of September 30, 2021, $150.0 million was outstanding under the Term Loan. The Term Loan repayment schedule provides for interest only payments for the first 39 months, followed by consecutive equal quarterly payments of principal and interest commencing in March 2023 and continuing through the maturity of December 2025.

On August 5, 2020, we filed a shelf registration statement on Form S-3, or Shelf Registration Statement, with the SEC relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. Concurrently with the filing of the Shelf Registration Statement, we entered into an “at-the-market” offering program, or ATM, with SVB Leerink LLC, or the Sales Agent, which provides for the offering, issuance and sale by us of shares of our common stock from time to time for aggregate gross proceeds of up to $200.0 million in at-the-market offerings under the Shelf Registration Statement. We have agreed to pay to the Sales Agent cash commissions of up to 3.0% of the gross proceeds from sales of common stock pursuant to the ATM. As of September 30, 2021, we have sold and issued 1,601,884 shares of common stock pursuant to the ATM, with total gross proceeds of $45.4 million before deducting underwriting discounts, commissions, and other offering expenses payable by us of $1.4 million.

Our primary use of cash is to fund operations. Cash used to fund operations is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In the longer term, we believe we may continue to require additional financing to commercialize Oxbryta in the United States and other territories, to conduct additional clinical trials of Oxbryta, to develop our product candidates, to acquire complementary technology, assets or product candidates and to otherwise fund our operations. We may continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(188,887)	$(166,796)
Cash provided by investing activities	$29,621	$271,702
Cash provided by financing activities	$47,164	$11,281
Effect of exchange rate changes on cash and cash equivalents	$220	$—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(111,882)	$116,187

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2021 was $188.9 million, consisting of a net loss of $215.5 million, which was partially offset by non-cash charges of $59.3 million for stock-based compensation, $6.5 million for net depreciation and amortization expense, and $0.7 million for non-cash interest expense. The change in our net operating assets and liabilities was due primarily to an increase of $14.6 million in prepaid expenses and other current assets due to prepayments made for clinical trial activities, a decrease of $10.3 million in accounts payable due to timing of payments, an increase of $9.9 million in inventories, an increase of $6.4 million in accounts receivable due to timing of cash receipts associated with Oxbryta commercial sales, an increase of $6.2 million in accrued liabilities due to growth of our operations and timing of receipt of invoices, a decrease of $3.6 million in operating lease liabilities due to payments made during the period, and a decrease of $1.3 million in accrued compensation.

Cash used in operating activities for the nine months ended September 30, 2020 was $166.8 million, consisting of a net loss of $185.7 million, which was partially offset by non-cash charges of $52.1 million for stock-based compensation, $7.9 million for net depreciation and amortization expense, and $1.2 million for non-cash interest expense. The change in our net operating assets and liabilities was due primarily to an increase of $30.9 million in inventories as we began capitalizing manufacturing of Oxbryta as inventory upon receipt of FDA approval in November 2019, an increase in accounts receivable of $11.5 million due to timing of cash receipts associated with Oxbryta commercial sales, a decrease of $2.8 million in accounts payable due to timing of payments, an increase of $2.3 million in accrued liabilities due to growth of our operations and timing of receipt of invoices, an increase of $1.3 million in other liabilities, noncurrent, due to employer payroll tax deferral under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and an increase of $1.8 million in prepaid expenses and other assets due to advance payments made in connection with pre-clinical research activities and commercialization activities for Oxbryta.

Cash flows from investing activities

Cash provided by investing activities for the nine months ended September 30, 2021 was $29.6 million, consisting of maturities of marketable securities of $62.5 million, which was offset by purchases of marketable securities of $30.7 million and purchases of property and equipment of $2.2 million.

Cash provided by investing activities for the nine months ended September 30, 2020 was $271.7 million, consisting of maturities of marketable securities of $333.8 million, which are partially offset by purchases of marketable securities of $57.9 million and purchases of property and equipment of $4.2 million.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $47.2 million, primarily from proceeds of $44.1 million from the issuance of common stock in connection with the ATM and proceeds of $6.2 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options, which was partially offset by $3.1 million in taxes paid related to net share settlement of equity awards.

Cash provided by financing activities for the nine months ended September 30, 2020 was $11.3 million, primarily from proceeds of $16.6 million from the issuance of common stock to participants in the employee stock purchase plan and exercise of stock options, which are partially offset by $5.2 million in taxes paid related to net share settlement of equity awards.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Contractual Obligations and Other Commitments

As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business during the nine months ended September 30, 2021, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of September 30, 2021 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

•
Our business is substantially dependent on our ability to successfully commercialize our first and only approved product, Oxbryta, which will depend upon the degree of market acceptance by the medical community and marketplace.
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

RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed consolidated financial statements as of September 30, 2021, and consolidated financial statements as of December 31, 2020, and the notes accompanying those consolidated financial statements.

Risks Related to Commercialization

Our business is substantially dependent on our ability to successfully commercialize Oxbryta, and the commercial success of Oxbryta or any future drug we may develop or obtain will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community and marketplace.

Our business depends heavily on our ability to successfully commercialize our first and only approved product, Oxbryta, for the treatment of sickle cell disease, or SCD. Oxbryta or any future drug of ours approved for commercial sale may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community and marketplace. If Oxbryta or any other approved drug does not achieve an adequate level of acceptance, we may not generate significant revenue from drug sales and we may not become profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that the drug, in addition to treating the target indication, also provides incremental health benefits to patients. For example, there have been numerous instances of government and private payors placing restrictions on coverage for products approved by the U.S. Food and Drug Administration, or FDA, under the FDA’s Subpart H regulations, or Subpart H. Our efforts to educate the medical community and third-party payors about the benefits of Oxbryta or any future drug approved for commercial sale will require significant resources and may never be successful. The degree of market acceptance of Oxbryta and any other approved drugs that we may pursue will depend on a wide range of factors, including:

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

In 2019, we established the infrastructure we believed was adequate for the commercial launch of Oxbryta in the United States, which occurred in December 2019. This included establishing a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize Oxbryta in the United States. Our commercialization of Oxbryta in the United States will continue to be expensive, difficult, risky and time consuming, and we may not deploy or have adequate resources over time to support the successful commercialization of Oxbryta. Any failures or delays in our commercial efforts, including with respect to any changes in related organizations, resources or activities following launch, could adversely impact the commercialization of Oxbryta or any other products, if any are approved.

Although many of our employees have experience with commercializing products while employed at other companies, our 2019 launch of Oxbryta is our first experience marketing and selling a drug together as a management team. To successfully commercialize Oxbryta or any other drugs we may develop or obtain, we will need to continue to develop and strengthen our commercial capabilities, either on our own or with others. Our estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize Oxbryta or any other product candidates, if any. For example, we may have substantially more sales representatives than required and may incur excess costs as a result.

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

With respect to certain geographical markets, we may seek to enter into collaborations with other entities to utilize their local marketing and distribution capabilities, such as our Distribution Agreement with Biopharma-Middle East and Africa, or Biopharma-MEA, to distribute Oxbryta in the Gulf Cooperation Council, or GCC, region, but we may be unable to enter into or maintain such agreements on favorable terms, if at all. If our collaborators do not commit sufficient resources to commercialize Oxbryta or future drugs, if any, and we are unable to develop the necessary sales and marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may also be competing with companies that currently have extensive and well-funded marketing and sales operations. For example, in November 2019, the FDA approved Novartis’ biologic, crizanlizumab, for the reduction of the frequency of vaso-occlusive crises, or VOCs, in patients with SCD, in October 2020, Novartis announced that the European Commission approved crizanlizumab for the prevention of recurrent VOCs in patients with SCD, and, in October 2021, the UK's National Institute for Health and Care Excellence (NICE) announced that it recommends crizanlizumab for use as part of a managed access agreement. Without an effective internal team or the support of a third party to perform marketing and sales functions, we would be unable to compete successfully against more established companies, and our commercial efforts and ability to generate revenues would be impaired.

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

Our target patient populations are small, and, accordingly, the pricing, coverage and reimbursement of Oxbryta or any of our product candidates, if approved, must be adequate to support our commercial infrastructure. To achieve profitability, our per-patient prices must be sufficient to recover our development and manufacturing costs and other expenses, and we must be able to sell sufficient amounts of product at these prices. Additionally, the availability of government funded or private insurance coverage for Oxbryta and any other product candidates for any approved indications, if any, and the extent of reimbursement by governmental and private payors, will be essential for most patients to be able to afford Oxbryta or any of our other specialty products, if approved. In particular, the list price for Oxbryta in the United States is $125,000 per year, and a significant percentage of patients with SCD in the United States rely on government programs, such as Medicare and Medicaid, for their coverage of drugs and other medical care, so the availability of federal and state coverage of Oxbryta is critical to the success of our commercialization efforts for Oxbryta in the United States. Sales of Oxbryta or any future drug we may develop or obtain will depend substantially, both domestically and abroad, on the extent to which the costs of such drugs will be paid by third party payors, like private health insurers, including health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, and government health administration programs. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize Oxbryta or any future drug we may develop or obtain. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the potential pricing and usage of Oxbryta and any future drugs we may develop or obtain. In many countries, such as in various nations in Europe, the prices of medical products are subject to varying price control mechanisms as part of national health systems, and changes to these regulations over time contribute to uncertainty regarding the ability to obtain pricing and usage approvals for our product candidates outside of the United States. In addition, the prices of medicines under such systems are, in general, substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation are likely to restrict the amount that we are able to charge for our product candidates outside of the United States. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits to allow us to commence or continue commercialization in a particular market.

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

Our future profitability will depend, in part, on our ability to commercialize and obtain adequate reimbursement for Oxbryta and our product candidates in markets within and outside of the United States and Europe. If reimbursement for Oxbryta, or our product candidates, if approved, is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, in the United States or, based on the large population of patients with SCD who reside in foreign countries, abroad, our business and operations may be harmed, our stock price may be adversely impacted and experience periods of volatility, we may have difficulty raising funds and our results of operations may be adversely impacted.

Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our current plans include the pursuit of commercialization for Oxbryta in Europe, the GCC region and Latin America. Commercializing Oxbryta, as well as any future drugs we may develop or obtain, in foreign markets subjects us to additional risks and uncertainties, including:

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

Moreover, there have been a number of other legislative and regulatory changes in recent years aimed at the biopharmaceutical industry. For instance, the Drug Quality and Security Act imposes obligations on manufacturers of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the product to individuals and entities to which product ownership is transferred, will be required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers are also required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, manufacturers have product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies and development candidates that are or may compete with Oxbryta and inclacumab for the potential treatment of SCD. For example, the FDA approved Novartis’ crizanlizumab in November 2019. Both crizanlizumab and inclacumab are human monoclonal antibodies against P-selectin for the treatment of VOCs in patients with SCD. The FDA’s approval of crizanlizumab resulted in another new and innovative SCD product entering the United States SCD market approximately one week earlier than Oxbryta, and substantially earlier than any potential approval of our inclacumab product candidate (which could be a direct competitor to crizanlizumab). As a result, the commercialization of crizanlizumab may also impact our commercialization of Oxbryta in the United States, as well as inclacumab if we are successful in developing and obtaining approval for it for SCD patients. In addition, Novartis announced in October 2020 that the European Commission approved crizanlizumab for the prevention of recurrent VOCs in patients with SCD, and, in October 2021, the UK's NICE announced that it recommends crizanlizumab for use as part of a managed access agreement.

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

We are a biopharmaceutical company with only one drug, Oxbryta, approved for marketing, and Oxbryta is currently approved for marketing only for in one major market, the United States. We also have a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing Oxbryta, and our current clinical development activities are focused on Oxbryta and our drug candidates. In August 2018, we entered into an exclusive worldwide license agreement with F. Hoffman-LaRoche and Hoffman-La Roche Inc., collectively, Roche, for the development and commercialization of inclacumab.

We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses were $215.5 million and $185.7 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $1.2 billion. We only began to generate revenues with the December 2019 commercial launch of Oxbryta, and have financed our operations primarily through the sale of equity securities and, to a lesser extent, through debt financing. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

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

Discovering, developing and commercializing biopharmaceutical products is expensive and time-consuming, and we expect our selling, general and administrative and research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue to commercialize Oxbryta and engage in research and development efforts for Oxbryta, inclacumab and other product candidates that we may identify and pursue in clinical trials. As of September 30, 2021, and December 31, 2020, we had working capital of $414.8 million and $553.1 million, respectively, and capital resources consisting of cash and cash equivalents and investments totaling $416.8 million and $560.9 million, respectively. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. Because the outcome of commercialization, reimbursement and any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully commercialize Oxbryta and complete our ongoing and planned additional development of activities for Oxbryta or any other product candidates.

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

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities such as the European Medicines Agency, or EMA, is lengthy and unpredictable and depends upon numerous factors. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have obtained regulatory approval for Oxbryta only in one major market, the United States. In January 2021, the EMA accepted for review our Marketing Authorization Application, or MAA, seeking full marketing authorization of Oxbryta to treat hemolytic anemia in SCD patients ages 12 years and older, and the MAA is undergoing standard review by the EMA. We also submitted a supplemental New Drug Application, or sNDA, to the FDA seeking accelerated approval to expand the current label for Oxbryta to include treatment of SCD in children ages 4 to 11 years, together with a related separate New Drug Application, or NDA, seeking approval for a new age-appropriate dispersible tablet dosage form of Oxbryta suitable for pediatric patients, and the FDA has accepted the sNDA and NDA for filing and review, granted Priority Review for both the sNDA and NDA, providing a six-month review, and assigned a Prescription Drug User Fee Act (PDUFA) target action date for both applications of December 25, 2021. In addition, Great Britain will no longer be covered by centralized MAs, which, if granted, will include our MA for Oxbryta, as a result of the UK’s exit from the EU (often referred to as Brexit). We, therefore, plan to utilize the decision reliance procedure available for a period of two years from January 1, 2021, to seek approval of Oxbryta in Great Britain by the Medicines and Healthcare products Regulatory Agency, or MHRA, if our

MA is granted by the EMA. While utilizing such decision reliance procedure may significantly accelerate the potential regulatory approval of Oxbryta in Great Britain as compared to making a completely separate application in parallel to our EMA MAA, we will still need to make a separate application to the MHRA and there is no guarantee as to if or when the MHRA will approve such application. Under our distributorship arrangement in the GCC, we plan to seek additional regulatory approvals for Oxbryta over time in the relevant countries. It is possible that we will never obtain these or any other regulatory approvals for Oxbryta, for inclacumab or for any other product candidates we may seek to develop in the future.

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

The lengthy regulatory review and approval process, as well as the inherent unpredictability of the results of nonclinical studies and clinical trials, and our reliance on third-party manufacturers for any product candidates, may result in our failure to obtain regulatory approval to market Oxbryta in additional jurisdictions outside of the United States or to market inclacumab or other product candidates that we may pursue in the United States or elsewhere, which would significantly harm our business, prospects, financial condition and results of operations.

Expedited development and regulatory approval programs for Oxbryta, such as the accelerated approval under Subpart H, may not lead to a faster development or regulatory review or approval process, may not lead to any approval, and may lead to an approval that is later withdrawn.

The FDA approved Oxbryta through the accelerated approval process under Subpart H, and we are seeking approval under the accelerated approval process under Subpart H for an sNDA to expand the current Oxbryta label to include treatment of SCD in children ages 4 to 11 years. While the FDA approved Oxbryta under Subpart H, we cannot be assured that our recently filed sNDA to expand the current Oxbryta label will benefit from or receive accelerated approval under Subpart H, or that any other product candidates that we may develop will qualify for or benefit from any such expedited programs in the United States, including under Subpart H, or in any foreign regulatory jurisdictions.

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

As we continue our clinical development of Oxbryta, the additional data we generate could be different from, including less favorable in terms of efficacy and/or safety, than the data generated and discussed with the FDA to date. If this were to occur, it could significantly impact our continued development and commercialization of Oxbryta. In addition, depending on the results we obtain from our HOPE-KIDS 2 Study, which we intend to satisfy our post-approval confirmatory requirement under Subpart H, accelerated approval of Oxbryta under Subpart H may be withdrawn (which would also mean full approval would not be achieved, and could also mean that Oxbryta could be required to be removed from the market) if the required post-marketing confirmatory program is not completed or if the FDA determines the results do not verify clinical risk/benefit. If our filing of the sNDA to expand the current Oxbryta label to include treatment of SCD in children ages 4 to 11 years is approved and our HOPE-KIDS 2 Study also serves as the post-approval confirmatory study under Subpart H for any such pediatric approval, any accelerated approval of Oxbryta in this pediatric population, if any, may also be withdrawn depending on the results we obtain from the HOPE-KIDS 2 Study. We do not have a special protocol assessment agreement in place with the FDA for our HOPE-KIDS 2 Study.

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

Our failure to demonstrate the required characteristics to support continued marketing of Oxbryta, full FDA approval, additional marketing approval for Oxbryta inside or outside of the United States, or marketing approval for inclacumab or any other product candidate we may choose to develop, in any ongoing or future clinical trials would substantially harm our business, prospects, financial condition and results of operations.

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

We rely entirely on third parties for the manufacture of Oxbryta, inclacumab and any other product candidates we may pursue for nonclinical studies and clinical trials, and we expect to continue to do so for the commercial supply of Oxbryta and for any other product commercialization we may conduct. Our business could be harmed if any of those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality or quantity levels or prices.

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

Our reliance on third-party manufacturers in connection with inclacumab entails additional potential risks, including due to us having less experience manufacturing a biologic product than we do for an oral drug. As such, we will have greater reliance on the expertise and experience of our third-party manufacturer for inclacumab.

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

Among other requirements, we or our contract manufacturers must supply all necessary documentation in support of an NDA, MAA or equivalent regulatory filing seeking approval of a product candidate on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval for Oxbryta. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of Oxbryta, inclacumab or any of our other product candidates or the associated quality systems. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with these complex regulatory requirements. If these manufacturers, facilities, records or systems do not pass pre-approval inspections and reviews, additional regulatory approval of Oxbryta or regulatory approval of inclacumab or any of our other product candidates may never be granted or may be substantially delayed.

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

Furthermore, the COVID-19 pandemic has resulted in, and could continue to cause, interruptions or delays in the operations of the FDA and other domestic or foreign regulatory agencies, which could impact the conduct of our clinical trials, the ability to seek agency input on our regulatory strategies and potential filings or interactions with regulatory agencies that oversee our research, development and promotional activities. For example, the COVID-19 pandemic led the FDA to place some foreign and domestic inspections on hold. As of May 2021, certain inspections such as foreign pre-approval, surveillance and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Additionally, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may also experience delays in their regulatory activities. The extent and impact of such any such disruptions or delays are currently unpredictable.

Our and our vendors’ and collaborators’ research, preclinical development, and manufacturing operations also may be adversely impacted by the COVID-19 pandemic. We currently utilize third parties to, among other things, supply and manufacture raw materials, components, and Oxbryta and our product candidates, to ship Oxbryta and our product candidates and manufacturing materials, and to perform certain testing relating to Oxbryta and our product candidates, including clinical studies and stability testing. If we, or any third parties in our supply chain for materials which are used in either the manufacture of Oxbryta or our product candidates or the conduct of our research and development, are adversely impacted by restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted and our ability to manufacture and ship Oxbryta and our product candidates for commercial and research and development activities may be limited. In particular, since the beginning of the COVID-19 pandemic, the FDA has granted Emergency Use Authorization to three vaccines for COVID-19, and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the supply needed to support the commercialization of Oxbryta or the development of our product candidates.

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

We may seek collaboration, distribution or other arrangements with pharmaceutical or biotechnology companies for the development or commercialization of Oxbryta, inclacumab and other product candidates. For example, we have entered into a License and Collaboration Agreement with Syros Pharmaceuticals, Inc., to discover, develop and commercialize novel therapies for SCD and beta thalassemia, a License Agreement with Sanofi, under which we received an exclusive license under certain intellectual property controlled by Sanofi to use, develop, manufacture, commercialize and otherwise exploit certain compounds for the treatment of SCD and other human diseases, and an exclusive Distribution Agreement with Biopharma-MEA to distribute Oxbryta in the GCC region. We may enter into additional collaboration, distribution or other arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective arrangements with leading pharmaceutical or biotechnology companies for our products or product candidates, both in the United States and internationally. To the extent that we decide to enter into such arrangements, we will face significant competition in seeking appropriate partners. Whether we reach a definitive agreement for any collaboration, distribution or other arrangement will depend, among other things, upon our assessment of the partner’s resources and expertise, the terms and conditions of the proposed arrangement and the proposed partner’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for a product or a product candidate, the costs and complexities of manufacturing and delivering a product or product candidate to patients, the potential of competing products, any uncertainty with respect to our ownership of technology, which can occur if there is a challenge to our ownership without regard to the merits of the challenge and industry and market conditions generally. Moreover, these arrangements are complex and time consuming to negotiate, document and implement, and we may not be successful in our efforts to establish and implement additional collaborations or other alternative arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.

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
•
any delay in the review of, or potential action with respect to, our previous or planned filing of any IND, NDA, MAA or equivalent regulatory filing for Oxbryta, inclacumab or for any other product candidates that we may develop and any adverse development or perceived adverse development with respect to the FDA’s or any other regulatory agency’s review of such filing;
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

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In August 2020, we filed a registration statement on Form S-3 relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. Concurrently with the filing of such registration statement, we entered into an "at-the-market" offering program, or ATM, which provides for the offering, issuance and sale by us of up shares of our common stock from time to time for aggregate gross proceeds of up to $200.0 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act of 1933, as amended. As of September 30, 2021, we have sold and issued 1,601,884 shares of common stock pursuant to the ATM, with total gross proceeds of $45.4 million before deducting underwriting discounts, commissions, and other offering expenses payable by us of $1.4 million. Any additional sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our Amended and Restated 2015 Stock Option and Incentive Plan, or 2015 Plan. The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, in January 2017 our board of directors approved our 2017 Inducement Equity Plan, and thereafter amended and restated the plan as the Amended and Restated 2017 Inducement Plan, or the 2017 Inducement Plan. The 2017 Inducement Plan enables us and our subsidiaries to grant non-qualified stock options and other equity-based awards to induce employees who are not currently employed by us or our subsidiaries to accept employment with us or our subsidiaries. As of September 30, 2021, there were 1,786,479 shares reserved under the 2017 Inducement Plan (subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock) for issuance to new employees entering into employment with us. In addition, we have reserved shares of common stock for issuance pursuant to our Amended and Restated 2015 Employee Stock Purchase Plan, or 2015 ESPP, which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register the increased number of shares available for issuance under the 2015 Plan and the 2015 ESPP each year. If our board of directors elects to increase the number of shares available for future grant under the 2015 Plan, the 2017 Inducement Plan or the 2015 ESPP, our stockholders may experience additional dilution, and our stock price may fall.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 56% of our outstanding common stock as of September 30, 2021, based on the latest publicly available information.

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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

3.1	Restated Certificate of Incorporation	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

10.1#	Employment Offer Letter Agreement by and between the Registrant and Carrie Krehlik, dated June 15, 2021	—	—	—	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	X

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

Global Blood Therapeutics, Inc.

Date: November 4, 2021	By:	/s/ Ted W. Love, M.D.
Ted W. Love, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Jeffrey Farrow
Jeffrey Farrow Chief Financial Officer (Principal Financial Officer)