Form 10-K
period 2021-12-31
Global Blood Therapeutics, Inc.
filed 2022-02-23
CIK 1629137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $888.3 million as of June 30, 2021 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the registrant. Shares of common stock held by other persons, including certain holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 18, 2022, the registrant had 64,821,441 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders, to be filed subsequent to the date hereof with the Securities and Exchange Commission, or SEC, are incorporated by reference into Part III of this report. Such proxy statement will be filed with the SEC not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

GLOBAL BLOOD THERAPEUTICS, INC.

2021 FORM 10-K ANNUAL REPORT

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K that are not statements of historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include, but are not limited to, statements regarding:

•
our ability to successfully commercialize our only approved product, Oxbryta® (voxelotor) tablets and tablets for oral suspension, as well as inclacumab, GBT021601(or GBT601) or any other product candidate we may identify and pursue, if approved;
•
the potential market opportunity for, and rate and degree of market acceptance of, Oxbryta, inclacumab, GBT601 or any other product candidate we may identify and pursue, if approved;
•
the benefits of the use of Oxbryta, inclacumab, GBT601 or any other product candidate we may identify and develop;
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
•
the timing and results of our preclinical studies and clinical trials of inclacumab, GBT601 and any other product candidate we may develop;
•
our ability to leverage the safety data from prior clinical studies of inclacumab, which were not in patients with SCD, in our development of inclacumab;
•
our ability to enroll patients in and complete our clinical trials at the pace we project;
•
whether the results of our preclinical studies and clinical trials will be sufficient to support any or full domestic or foreign regulatory approvals for Oxbryta, inclacumab, GBT601 or any other product candidate we may develop;
•
our ability to obtain, including under any expedited development or review programs, and maintain any or full regulatory approval of Oxbryta, inclacumab, GBT601 or any other product candidates we may develop;
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
•
our ability to maintain, or to recognize the anticipated benefits of, access to accelerated development and review programs through the FDA, such as the fast track and breakthrough therapy programs, or through the EMA’s PRIME scheme, for Oxbryta or any product candidate we may identify and pursue;

•
our reliance on third parties to conduct our clinical trials;
•
our ability to retain and recruit key personnel;
•
our ability to obtain and maintain intellectual property protection for Oxbryta, inclacumab, GBT601 or any other product candidate we may identify and pursue;
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

In this Annual Report on Form 10-K, unless the context requires otherwise, “GBT,” “Company,” “we,” “our,” and “us” means Global Blood Therapeutics, Inc., together with our consolidated subsidiaries. Oxbryta, GBT Source Solutions® and GBT Source® are trademarks of GBT. This Form 10-K also contains trademarks of third parties, and any such trademark is the property of its owner.

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
•
The ongoing COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business, including our commercialization activities, clinical trials and preclinical studies.
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

v

PART I

Item 1. Business

Overview

We are a biopharmaceutical company driven by our mission to discover, develop and deliver life-changing treatments that provide hope to underserved patient communities, starting with sickle cell disease, or SCD. Founded in 2011, our goal is to transform the treatment and care of SCD, a lifelong, devastating inherited blood disorder that is marked by red blood cell, or RBC, destruction and occluded blood flow and hypoxia, which leads to anemia, stroke, multi-organ failure, severe pain crises, and shortened patient life span. SCD is also marked by a historical lack of understanding, investment and attention. Although the fundamental cause of SCD has been understood for decades, therapeutic innovation and access to care have historically lagged compared to many other rare diseases. For example, there are approximately three times more individuals in the United States living with SCD than cystic fibrosis. However, since the enactment of the Orphan Drug Act passed in 1983, only four drugs have been approved for SCD compared to at least 15 drugs approved for cystic fibrosis. As a result of the lack of treatment options, patients with SCD suffer serious morbidity and premature mortality.

We continue to make progress on our mission to bring innovative therapies to the SCD community. Our first medicine, Oxbryta, an oral therapy taken once daily, is the first and only FDA-approved treatment that directly inhibits sickle hemoglobin, or HbS, polymerization, the root cause of the sickling and destruction of red blood cells in SCD. Oxbryta was granted accelerated approval by the U.S. Food and Drug Administration, or FDA, in November 2019, for the treatment of SCD in adults and children 12 years of age and older, and we have since continued to grow Oxbryta commercially, with the net number of patients taking Oxbryta increasing each quarter. In addition, in October 2021, Oxbryta was recognized by Prix Galien USA with the prestigious Best Biotechnology Product award.

We have also been working to expand Oxbryta’s reach to patients at younger ages as we believe early intervention is critically important for SCD patients. Starting a disease-modifying therapy earlier in life could potentially help prevent symptoms and end-organ damage that occurs over time in SCD patients. This could potentially improve the daily lives of children and their families, improve patient outcomes and lead to less utilization of healthcare, reducing healthcare costs for patients and families, and the overall healthcare system. In December 2021, the FDA granted accelerated approval to expand Oxbryta’s indication for the treatment of SCD to children ages 4 to less than 12 years. The FDA also approved Oxbryta tablets for oral suspension, a dispersible, once-daily tablet dosage form suitable for patients ages 4 to less than 12 years as well as for older patients who have difficulty swallowing whole tablets. We will continue to study Oxbryta in patients as young as 6 months old to less than 4 years, as we look to potentially further expand access to Oxbryta.

Worldwide, there are millions of people living with SCD, which occurs predominantly in populations of African, Middle Eastern and South Asian descent and has an estimated global incidence of 250,000 to 300,000 births annually. We are executing what we view as a thoughtful and sustainable approach and will consider distribution and funding approaches to potentially provide access to our products globally, including in sub-Saharan Africa and India. Across our current focus areas of the United States, Europe, the Gulf Cooperation Council, or GCC, region of the Middle East, and Latin America, we believe there is an opportunity to bring Oxbryta to more than 350,000 people living with SCD in the next several years.

In February 2022, the European Commission, or EC, granted marketing authorization for Oxbryta for the treatment of hemolytic anemia (which is low hemoglobin due to red blood cell destruction) due to SCD in adult and pediatric patients 12 years of age and older as monotherapy or in combination with hydroxycarbamide (hydroxyurea), and such authorization includes all Member States of the European Union, or EU, as well as the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). Prior to such EC approval, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted in December 2021 a positive opinion recommending marketing authorization for Oxbryta, subsequent to which we submitted an application to the Medicines and Healthcare products Regulatory Agency, or MHRA, in the United Kingdom for a Great Britain Marketing Authorisation using the EC Decision Reliance Procedure.

To provide early access to patients prior to potentially receiving marketing approval, we established early access and named patient programs for eligible SCD patients outside the United States, and enrollment in these programs has included patients located in the United Kingdom, France and Germany. The United Kingdom and France have the majority of SCD patients in Europe.

Under the exclusive agreement with our distribution partner, Biopharma-Middle East and Africa, or Biopharma-MEA, we continue to advance efforts to expand access to Oxbryta in the six countries that make up the GCC region (Bahrain, Kuwait, Oman,

Qatar, Saudi Arabia, and the United Arab Emirates, or UAE). In the GCC, the U.S. approval of Oxbryta can be referenced to allow access to the medicine while health authorities conduct their reviews. In the third quarter of 2021, we were granted marketing authorization for Oxbryta by the Ministry of Health and Prevention (MOHAP) in the UAE for the treatment of SCD in adults and children 12 years of age and older, with the UAE being the first country outside of the U.S. to grant regulatory approval of Oxbryta.

We have ongoing and planned clinical trials in multiple countries to further evaluate the safety and efficacy of Oxbryta, including trials designed to demonstrate that improving hemoglobin and reducing hemolysis leads to an improvement in organ dysfunction. These trials include the Phase 2a HOPE-KIDS 1 Study, an open-label, single- and multiple-dose trial evaluating the safety, tolerability, pharmacokinetics and exploratory treatment effect of Oxbryta in pediatric patients as young as 6 months of age. These trials also include the HOPE-KIDS 2 Study, a post-approval confirmatory study we initiated in December 2019 as a condition of the accelerated approval of Oxbryta in the United States, that is using transcranial Doppler, or TCD, flow velocity to seek to demonstrate a decrease in stroke risk in children with SCD 2 to 15 years of age.

Beyond Oxbryta, we are engaged in other research and development activities. Our development program includes inclacumab, a P-selectin inhibitor, currently in Phase 3 development to investigate its potential to reduce the incidence of painful vaso-occlusive crises, or VOCs and resulting hospital admissions. In addition, we are advancing GBT601, our next generation hemoglobin polymerization inhibitor that is in Phase 1 development and was discovered by our scientists. Our drug discovery teams continue to work on new targets to potentially develop the next wave of treatments for SCD. As part of our efforts to build our pipeline, we have entered into in-license and collaboration agreements and regularly evaluate opportunities to in-license, acquire or invest in new business, technology or assets or engage in related discussions with other business entities.

In March 2020, the Centers for Disease Control and Prevention, or CDC, declared a global pandemic related to SARS-CoV-2, the virus that causes coronavirus disease 2019, or COVID-19, and the pandemic has impacted our business, including our commercialization of Oxbryta and our research and development activities. For example, we have seen a significant decrease in weekly new patient prescriptions for Oxbryta from a peak in early March 2020, and we expect the rate of new patient prescriptions may remain lower depending on the course of the pandemic. While we have resumed most of our operations that were temporarily paused at the beginning of the pandemic, our approach in some cases has changed to adapt to the new environment, such as the increased use of digital and internet-based education and outreach to engage with healthcare professionals, or HCPs, and payors. We do not know how the adjustments we have made in our operations or the pandemic in general will impact our business in the long term. Notably, the pandemic has not significantly impacted our supply of Oxbryta. We continue to believe we have an adequate supply of Oxbryta to sustain estimated patient need through 2023, and we are continuing to produce Oxbryta tablets.

Overall, our business model is aligned with our social purpose, which is centered on highlighting the disparities and inequalities of people living with SCD. This includes helping to address these issues through education, support of and engagement with the SCD community, as well as charitable giving, such as through The GBT Foundation we established in 2021. We believe that fostering a values-driven culture, developing and supporting our people, and creating a more diverse, equitable and inclusive environment for our employees can help us to better deliver for SCD patients.

Strategy

We are a dedicated leader in SCD with the goal of making SCD a well-managed chronic condition and to profoundly impact the disparities in healthcare these patients face. We believe that with Oxbryta, along with our innovative patient support program, GBT Source Solutions, we have established a strong track record of execution and have made an even stronger commitment to supporting the SCD community. Looking forward, we are working to build on the commercialization of Oxbryta in the United States, including through our focus on executing the launch of Oxbryta under the recently expanded label for ages 4 to less than 12 years; commercialize Oxbryta in the EU; expand clinical data supporting the use of Oxbryta in the approved population and in potentially younger patients; secure additional regulatory approvals and reimbursement in Europe and the Middle East; and pursue expansion to Latin America. We also have a strong pipeline of potential best-in-class therapies with inclacumab and GBT601, and we actively seek new innovations to complement our SCD portfolio and other rare diseases beyond SCD.

Key elements of our strategy are as follows:

Build on the U.S. launch of Oxbryta

In 2021, there were approximately 3,500 new prescriptions written for Oxbryta. Launch fundamentals remain strong despite the impact of the COVID-19 pandemic, which continues to magnify health and economic disparities for underserved communities like those with SCD. In June 2020, the CDC identified SCD as one of a few underlying medical conditions that place adults of any age at increased risk of severe illness and death from the virus that causes COVID-19. We believe the pandemic continued to negatively impact SCD patient visits to HCPs in 2021, with documented impacts on SCD patient visits to healthcare prescribers and hospital inpatient admissions for VOCs. In addition, we have also seen a significant decrease in weekly new patient prescriptions for Oxbryta from a peak in early March 2020, and we expect the rate of new patient prescriptions may remain lower depending on the course of the pandemic.

Despite the impact of the pandemic, several positive drivers and dynamics drive our confidence in Oxbryta. The net number of patients taking Oxbryta has increased each quarter since its initial launch, and the growing body of real-world experience suggests that patients have improved overall health while taking Oxbryta. The market research we also conducted in December 2021 and January 2022 shows that physician awareness of Oxbryta is high: following the American Society of Hematology (ASH) Annual Meeting & Exposition in December 2021, half of the HCPs surveyed who attended recalled the presented real-world evidence on Oxbryta, which showed statistically significant reductions in VOCs, transfusions and hospitalization after Oxbryta use. This is important as more than half of the Oxbryta prescribers surveyed mentioned that this real-world evidence would significantly increase usage of Oxbryta, and more than 90% of non-prescribers said these data would motivate them to prescribe Oxbryta. Patient and caregiver awareness is also increasing, and the survey showed the highest awareness level since we began measuring. In addition, more than 70% of current Oxbryta patients said it works extremely well in keeping their SCD under control, and nearly all of current Oxbryta users responded that they are likely to recommend it to others. In addition, we have received positive feedback on education and marketing materials supporting our launch, including a groundbreaking direct-to-consumer advertising campaign launched in August 2021 focused on streaming platforms that are popular with our patients. In addition, GBT Source Solutions, our comprehensive program for patients, provides support for patients throughout their patient journey with a goal of improving overall adherence. In addition, in December 2021 the FDA granted accelerated approval to expand Oxbryta’s indication for the treatment of SCD to children ages 4 to less than 12 years as well as accelerated approval of Oxbryta tablets for oral suspension, a dispersible, once-daily tablet dosage form.

Given these drivers of momentum, we expect the demand for Oxbryta to continue in 2022:

•
We deployed a variety of patient and healthcare provider marketing materials in support of the Oxbryta launch. These materials included traditional and digital advertisements, sponsored content, social media campaigns, patient starter kits, guides and brochures. In the third quarter of 2021, we launched a direct-to-consumer marketing campaign centered around a television commercial featuring actual Oxbryta patients and their families. We believe this commercial was the first of its kind in SCD and that it will have a positive impact on patients’ awareness and adoption of Oxbryta.
•
GBT Source Solutions provides support by reviewing insurance coverage options and explaining benefits, working with the specialty pharmacy partner network to coordinate delivery of Oxbryta to wherever the patient chooses, helping with financial and co-pay assistance for eligible patients, and helping patients stay on treatment as prescribed by their treating physicians with a nurse support team. GBT Source Solutions is supported by a team of highly trained professionals and regional, field-based patient navigators that will help patients and provide resources to help HCPs understand insurance requirements and other administrative details when prescribing Oxbryta. In early 2021, we transitioned to exclusively providing the GBT Source Solutions high-touch model, which includes early contact to introduce the program, explain how the patient will interact with team members, and provide patient starter kits and adherence tools. Those tools include a treatment journal, a side effects management tip sheet, and bottle and app-linked reminders for daily dosing. We believe these tools will help patients better navigate the start of their treatments and help overall adherence. In early 2021, we launched a website associated with GBT Source Solutions, www.GBTSource.com, to provide information for patients, caregivers and HCPs about starting and staying on Oxbryta.
•
Our field team, which consists of approximately 55 Sickle Cell Therapeutic Specialists and 10 Regional Business Directors at the end of 2021, is engaging with approximately 4,700 targeted HCPs, including HCPs that focus on pediatric patients with SCD, to educate them on Oxbryta’s broad label.
•
We update our education materials as new Oxbryta clinical data is presented at medical meetings and/or published into the scientific literature. Most recently, in December 2021, we presented Oxbryta data at the ASH Annual Meeting & Exposition, including results from a large retrospective analysis of 3,128 SCD patients treated with Oxbryta that showed a statistically significant improvement in hemoglobin levels and statistically significant reductions in transfusions, VOCs and hospitalizations. In addition, we presented data from the open-label extension, or OLE, of the Phase 3 HOPE Study and from the Retrospective Study to Evaluate Outcomes in Patients with Sickle Cell Disease Treated with Oxbryta (RETRO) Study that confirmed the safety and efficacy of Oxbryta use, including long-term use, in SCD patients ages 12 and older.
•
In October 2021, Oxbryta was awarded the prestigious 2021 Prix Galien USA Award for Best Biotechnology Product. The Prix Galien award is among the global health industry's most renowned honors, recognizing outstanding product achievements that improve the human condition. Oxbryta was selected among 19 nominees by a committee of 12 leaders from the biotech industry and academia, including five Nobel Laureates.
•
In December 2021, the FDA approved our sNDA for the use of Oxbryta for children as young as 4 years of age as well as our NDA for a new dispersible tablet formulation. As a result of the approval of such sNDA, we have increased the patient population that could be eligible for a prescription to Oxbryta to greater than 100,000 SCD patients in the United States.

Expand clinical data and potential approved product labeling supporting Oxbryta

The accelerated approval of Oxbryta was based on results from our Phase 3 HOPE (Hemoglobin Oxygen Affinity Modulation to Inhibit HbS PolymErization) Study and our open-label Phase 2a HOPE-KIDS 1 Study, which showed that treatment with Oxbryta leads to clinically meaningful and statistically significant improvements in hemoglobin levels, accompanied by reductions in RBC destruction (hemolysis), in patients age 12 and older and age 4 to less than 12, respectively.

We have a comprehensive plan to continue to build clinical evidence supporting the safety and efficacy of Oxbryta. This plan includes clinical trials designed to demonstrate that improving hemoglobin and reducing hemolysis leads to an improvement in organ dysfunction (as assessed in various organs). Our clinical trials include the Phase 2a HOPE-KIDS 1 Study, the Phase 3 HOPE-KIDS 2 Study and other clinical trials of Oxbryta to further study the efficacy and safety profile of Oxbryta for SCD patients in real-world use. The Phase 2a HOPE-KIDS 1 Study, an open-label, single- and multiple-dose trial, is evaluating the safety, tolerability, pharmacokinetics and exploratory treatment effect of Oxbryta in pediatric patients as young as 6 months of age. The HOPE-KIDS 2 Study, a post-approval confirmatory study we initiated in December 2019 as a condition of the accelerated approval of Oxbryta in the United States, is using TCD flow velocity to seek to demonstrate a decrease in stroke risk in children with SCD 2 to 15 years of age.

In mid-2021, we initiated the Retrospective Study to Evaluate Outcome in Patients with Sickle Cell Disease Treated with Oxbryta (RETRO) and the Registry to Evaluate Long-Term Safety and Effectiveness of Oxbryta in Patients with Sickle Cell Disease (PROSPECT) data registries to enable deeper understanding of Oxbryta’s long-term efficacy and safety. Initial results from the RETRO study were presented at the European Hematology Association, or EHA, 2021 Virtual Congress in June 2021 and at the American Society of Hematology (ASH) Annual Meeting & Exposition in December 2021, showing that Oxbryta treatment was associated with increased hemoglobin levels and decreased hemolytic markers. We expect to present additional findings from the RETRO study and initial results from the PROSPECT study in 2022.

In addition, we are planning a comprehensive program to gather and evaluate real world evidence and historical data to further evaluate the long-term connection between improvements in hemoglobin and organ damage and longer-term outcomes, with an initial focus on stroke and silent infarct. We also plan to study the potential effects of Oxbryta on blood flow within the brain, neurocognitive function and leg ulcer healing. These and other aspects of our overall clinical development program for Oxbryta are also intended to position us to be able to seek potential approval over time for product labeling for Oxbryta for patients younger than the current age limit (4 years old), down to as young as 9 months of age.

Expand the approved use of Oxbryta in Europe, the Middle East and Latin America

In Europe, there are approximately 52,000 SCD patients, the majority of whom are in two countries, the United Kingdom and France. In December 2020, we initiated an early access program in Europe and other regions outside the United States, for the treatment of hemolytic anemia in SCD patients ages 12 years and older. Through the program, physicians in countries with an early access regulatory and legal pathway may be able to request voxelotor for eligible SCD patients who do not have access to the medicine as part of a clinical trial. Early access programs are enrolling eligible SCD patients in the United Kingdom, France and Germany, three key European markets in SCD.

In January 2021, the EMA accepted for review our Marketing Authorization Application, or MAA, seeking full marketing authorization of Oxbryta to treat hemolytic anemia (which is low hemoglobin due to red blood cell destruction) in SCD patients ages 12 years and older; in December 2021, the CHMP of the EMA adopted a positive opinion recommending marketing authorization for Oxbryta as monotherapy or in combination with hydroxycarbamide (hydroxyurea); and, in February 2022, the EC granted marketing authorization for Oxbryta for the treatment of hemolytic anemia due to SCD in adult and pediatric patients 12 years of age and older as monotherapy or in combination with hydroxycarbamide (hydroxyurea). The EC marketing authorization includes all Member States of the European Union, or EU, as well as the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway).

The MAA was based on data from our Phase 3 HOPE Study and our Phase 2 HOPE-KIDS 1 Study, both of which enrolled patients at clinical sites in Europe. The EMA has included Oxbryta in its Priority Medicines (PRIME) scheme, and the EC has designated Oxbryta as an orphan medicinal product for the treatment of patients with SCD.

In June 2021, Oxbryta became the first and only SCD treatment to receive the Promising Innovative Medicine (PIM) designation from the MHRA in the United Kingdom. Following the positive opinion from the CHMP, recommending the approval of Oxbryta in the EU, we submitted an application to the MHRA for a Great Britain Marketing Authorisation using the EC Decision Reliance Procedure. In January 2022, the MHRA awarded a positive scientific opinion under the Early Access to Medicines Scheme (EAMS) for Oxbryta, which means that UK patients living with SCD and meeting eligibility criteria may have access to Oxbryta while the MHRA completes its review of the MAA.

In the GCC region, where there are estimated to be more than 100,000 SCD patients age 12 years and older, we established an exclusive agreement with Biopharma-MEA to potentially secure regulatory approvals and distribute Oxbryta in the region. In the GCC region, the U.S. approval of Oxbryta can be referenced to allow for access to the medicine while health authorities conduct their reviews. In the third quarter of 2021, we were granted marketing authorization for Oxbryta by the MOHAP in the UAE for the treatment of SCD in adults and children 12 years of age and older, with the UAE being the first country outside of the U.S. where Oxbryta was approved.

In Latin America, where there are approximately 100,000 SCD patients, mostly in Brazil, we plan to establish a distribution agreement with a local partner to potentially secure regulatory approvals and distribute Oxbryta in this market.

Advance our innovative pipeline: inclacumab, GBT601 and other next-generation treatments

Our strategy includes the expansion of our product pipeline through the discovery and development of novel therapeutic approaches for SCD and grievous blood disorders, and such efforts include our internal programs of inclacumab and GBT601 and an early-stage research program under our collaboration with Syros Pharmaceuticals, Inc, or Syros. In addition, our internal drug discovery and business development teams actively work on new opportunities to potentially expand our product pipeline. For example, in March 2021, we entered into an agreement with Sanofi S.A., or Sanofi, to exclusively in-license worldwide rights to two early-stage research programs in SCD: one that pursues a novel anti-sickling mechanism and another that leverages a new approach to reduce inflammation and oxidative stress. These mechanisms are distinct and potentially complementary to that of Oxbryta. The following table summarizes our approved product and our most advanced research and development programs:

HbF, fetal hemoglobin; POC, proof-of-concept.

*Approval includes EU member states and Iceland, Liechtenstein and Norway. For the UK, GBT has submitted an application to the Medicines and Healthcare products Regulatory Agency (MHRA) for a Great Britain Marketing Authorisation using the EC Decision Reliance Procedure.

Our lead development candidate, inclacumab, is a novel fully human monoclonal antibody against P-selectin, which is a clinically validated target in SCD, known to reduce the incidence of VOCs. We licensed inclacumab from F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”) in August 2018. Prior to licensing inclacumab to us, Roche conducted clinical studies that enrolled more than 700 non-SCD patients and demonstrated an encouraging pharmacokinetic, safety, and tolerability profile for inclacumab. We are leveraging the safety data from Roche’s prior clinical studies in our development of inclacumab as a potential treatment to reduce the frequency of VOCs in patients with SCD and to reduce the hospital VOC readmission rate for patients that require inpatient treatment for an initial VOC episode. We initiated enrollment of patients in two pivotal clinical trials in the second half of 2021. One study is a chronic prevention study with an endpoint of the reduction in VOCs over a 48-week treatment period, and the other study is focusing on hospital readmissions with an endpoint of the reduction of the rate of readmission to hospitals for VOC within 90 days following an initial hospitalization for VOC.

Also in development is our next generation hemoglobin polymerization inhibitor, GBT601, a molecule discovered and designed by our scientists. GBT601 has the same mechanism of action as Oxbryta, but with the potential for greater efficacy by achieving higher hemoglobin occupancy at significantly lower doses. In December 2021, we presented data from our Phase 1 clinical trials of GBT601 at the 63rd ASH Annual Meeting and Exposition and our R&D Day. The Phase 1 data showed that GBT601 was well tolerated in healthy volunteers and SCD patients and demonstrated average hemoglobin occupancy greater than 30% after three weeks of treatment with a daily maintenance dose of 100 mg in the cohort of six patients with SCD receiving multiple ascending doses of GBT601. During study treatment, all six patients demonstrated improvements in hematologic parameters, including reticulocytes and absolute reticulocytes, lactate dehydrogenase (LDH) and indirect bilirubin. In addition, improvements in red blood cell health were seen in all patients as assessed by Oxygenscan testing. We believe these Phase 1 study results provide proof of concept that a relatively low dose of GBT601 in a once-daily pill may achieve high target Hb occupancies. Incorporation of these data into our pharmacokinetic model predicts that even higher hemoglobin occupancies may be achieved at relatively low doses, thus enabling our further clinical development GBT601. We expect to initiate a Phase 2 clinical trial of GBT601 in SCD patients by mid-2022.

While still in early stages, we have an ongoing collaboration with Syros, under a License and Collaboration Agreement, or the Syros Agreement, entered into in December 2019, to discover, develop and commercialize novel therapies for SCD and beta thalassemia. We are currently exploring orally available, small molecule drugs designed to upregulate fetal hemoglobin. An increase in fetal hemoglobin by 10% to 30% can dilute the concentration of deoxygenated hemoglobin S, which can participate in polymerization, and prevent hemoglobin polymers from forming. Upregulating levels of fetal hemoglobin could be pharmacologically curative for SCD as well as beta thalassemia. Under the Syros Agreement, we have an option to obtain an exclusive worldwide license to develop, manufacture and commercialize any compounds or products resulting from the collaboration, subject to Syros’ option to co-promote the first product in the United States.

In March 2021, we entered into a license agreement with Sanofi, or the Sanofi Agreement, to exclusively in-license worldwide rights to two early-stage research programs in SCD: one that pursues a novel anti-sickling mechanism and another that leverages a new approach to reduce inflammation and oxidative stress. These mechanisms are distinct and potentially complementary to that of Oxbryta. The programs, from Sanofi’s Bioverativ subsidiary, supplement our existing pipeline and support our strategy to address SCD from multiple approaches. Under the terms of the Sanofi Agreement, we will conduct all research, development, regulatory and commercialization activities worldwide. Sanofi received an upfront payment of $2.25 million and is entitled to payments up to approximately $351.0 million upon achievement of certain development, regulatory, commercial and sales-based milestones and single-digit tiered royalties on worldwide net sales.

Improve care for SCD patients worldwide

The majority of the global SCD patient population is outside of the United States, including more than 75% of the global incidence in sub-Saharan Africa and large populations in India, the Middle East and Latin America. Each of these regions represent unique challenges to providing access due to complex healthcare systems and will require a customizable approach that meets the needs of the local community. Our clinical programs include sites outside of the United States, and participants in our clinical trials have an opportunity to continue to receive Oxbryta until it is commercially available in their countries. We are developing strategies to make Oxbryta available to all patients in these regions in a manner that is sustainable for us over the long term. In addition, we believe that the potential profile of GBT601 could further enhance the broad access potential of our medicines not only in the United States, but for patients around the world.

Key 2021 Highlights

Regulatory/Commercial

•
In 2021, we continued to execute the commercial launch of Oxbryta in the United States, leveraging our field team and GBT Source Solutions to educate HCPs, payors and other stakeholders on Oxbryta.
•
We recognized Oxbryta net revenues of $194.7 million for the year ended December 31, 2021, and recorded approximately 3,500 new prescriptions.
•
In early 2021, we launched patient starter kits and new sales materials in the United States to provide deeper education on Oxbryta and increase patient adherence, and launched www.gbtsource.com, which provides information for patients, caregivers and health professionals on GBT Source Solutions, our dedicated SCD patient support program that helps eligible patients start and stay on Oxbryta. In early 2021, we transitioned GBT Source Solutions to a 100% high-touch model to support better conversion and adherence rates.
•
In January 2021, we received acceptance for review from the EMA of Oxbryta’s MAA seeking full marketing approval to treat hemolytic anemia in patients with SCD 12 years of age and older. The EMA previously granted Oxbryta PRIME designation, and the EC designated Oxbryta as an orphan medicinal product for the treatment of patients with SCD.
•
In July 2021, we launched the first branded direct-to-consumer television advertising campaign in SCD to educate and empower patients. We also furthered our education and brand commitment efforts with the launch of a video titled “Mechanism of Sickle Cell Disease” on SickleCellSpeaks.com, to help people learn about SCD and how it affects the body.
•
In June 2021, Oxbryta became the first and only SCD treatment to receive the PIM designation from the MHRA in the United Kingdom.
•
In September 2021, we submitted and received validation of an application for approval of Oxbryta tablets in the UAE and we were granted marketing authorization for Oxbryta by the MOHAP in the UAE for the treatment of SCD in adults and children 12 years of age and older, with the UAE being the first country outside of the U.S. where Oxbryta was approved.
•
In December 2021, the FDA granted accelerated approval for Oxbryta for the treatment of SCD in children ages 4 to less than 12 years. Concurrently, the FDA approved a new formulation for Oxbryta tablets for oral suspension, a dispersible, once-daily tablet dosage form suitable for patients ages 4 to less than 12 years as well as for older patients who have difficulty swallowing whole tablets.
•
In December 2021, the CHMP adopted a positive opinion recommending marketing authorization for Oxbryta as monotherapy or in combination with hydroxycarbamide (hydroxyurea). During 2021, expanded access programs were initiated in France, German and the UK. In France, Oxbryta was granted Temporary Authorization for Use (cATU), providing early access to patients; in Germany, a compassionate use program for Oxbryta was approved by the Federal Institute for Drugs and Medical Devices (BfArM); and in the UK, Oxbryta was provided on a named patient basis.

SCD Community

•
In June 2021, we awarded approximately $450,000 to U.S. community-based organizations and institutions as part of our 2021 Access to Excellent Care for Sickle Cell Patients (ACCEL) Grant Program. The program provides support to accelerate the development of sustainable access-to-care programs for people living with SCD.
•
In September 2021, we launched The GBT Foundation, a 501(c)(3) organization and source of charitable giving that will work to improve the health and well-being of underserved patient communities around the world. Its mission is to fund programs that will support people within the SCD community and beyond through education, empowerment, improved healthcare access and enhanced health equity.
•
In September 2021, we hosted the 10th Annual SCD Therapeutics Conference, which highlighted the latest advancements and future trends for treating patients with SCD. The event featured sessions on a variety of critical topics, including the impact of the novel COVID-19 vaccines and the experiences of the SCD community with these vaccines.
•
In October 2021, we supported the Sickle Cell Disease Association of America’s (SCDAA) 49th Annual National Convention as the Diamond sponsor, to help address the multifactorial aspects of SCD and foster the exchange of the latest scientific and clinical information.
•
In December 2021, we provided a grant of $400,000 to the ASH RC in support of The ASH Research Collaborative (ASH RC) Data Hub Sickle Cell Disease program. With the Data Hub SCD program, the ASH RC seeks to advance research and outcomes for people living with SCD by expanding its current data collection of real-world, research-grade data to include more than half of people living with SCD in the United States. GBT is the first biopharmaceutical company to provide the ASH RC with financial support.

Medical Meeting Presentations and Publications

•
In April 2021, the complete 72-week results from the Phase 3 HOPE Study of Oxbryta were published in The Lancet Haematology. The results showed significant and sustained improvement in hemoglobin levels, reduction in hemolysis and improved overall health status in patients treated with Oxbryta.

•
In April 2021, we presented a poster at the Academy of Managed Care Pharmacy 2021 Meeting highlighting a large-scale, longitudinal analysis demonstrating that increased hemoglobin levels in adult patients with SCD significantly reduced the risk of developing new end-organ damage.
•
In April 2021, results from a single-center analysis including 76 patients (age 12-70) with SCD were presented at the American Society of Pediatric Hematology/Oncology Conference, reinforcing the efficacy and safety of treatment with Oxbryta in a real-world setting. In addition, the results demonstrated that when measured by the patient and clinical global impressions of change scale, the majority of patients were rated much improved or very much improved.
•
In June 2021, we presented six abstracts at the EHA 2021 Virtual Congress, including an oral session presentation on the first reporting of results from the Phase 2a HOPE-KIDS 1 Study in children with SCD ages 4 to 11 years treated with Oxbryta, which showed an improvement in hemoglobin and hemolysis in these patients. In addition, results from two real-world evidence studies of Oxbryta were presented that showed sustained improvements in hemoglobin with Oxbryta treatment, consistent with results from the Phase 3 HOPE Study.
•
In October 2021, we presented a poster at The Foundation for Sickle Cell Disease Research’s (FSCDR) Inaugural Nursing in Sickle Cell Disease Symposium demonstrating that pediatric patients (aged 4-11 years) experience improvements in health-related quality of life after initiating therapy with Oxbryta.
•
In December 2021, we presented six abstracts related to our SCD programs at the ASH Annual Meeting & Exposition, including additional data on the real-world experience with Oxbryta, long-term data from the open-label extension of the Phase 3 HOPE trial, initial data from the Phase 1 trials of GBT601 in healthy volunteers and SCD patients, and an analysis of data from the Phase 1 trial of inclacumab in healthy volunteers.

Clinical and Research & Development

•
In January 2021, we began enrolling patients in our pediatric expanded access protocol (EAP), which provided access to Oxbryta in the United States prior to approval for children ages 4 to 11 years with SCD who had no alternative treatment options and were ineligible to participate in clinical trials of Oxbryta. Later in 2021, we increased the number of patients planned for this EAP from 50 to up to 150 due to strong interest from HCPs, SCD patients and their caregivers. Now that Oxbryta is approved in the United States for SCD patients ages 4 to 11 years, we are working to transition these EAP patients to commercial product.
•
In March 2021, we entered into an agreement with Sanofi S.A. to exclusively in-license worldwide rights to two early-stage research programs in SCD: one that pursues a novel anti-sickling mechanism and another that leverages a new approach to reduce inflammation and oxidative stress.
•
In the second quarter of 2021, we initiated the RETRO and PROSPECT data registries to enable deeper understanding of Oxbryta’s long-term efficacy and safety. Initial results from the RETRO study were presented at the EHA 2021 Virtual Congress in June and at the ASH Annual Meeting & Exposition in December 2021, and initial results from the PROSPECT study are anticipated in 2022.
•
In July 2021, we initiated two global, randomized, placebo-controlled, pivotal Phase 3 trials evaluating the safety and efficacy of inclacumab, our P-selectin inhibitor, for the reduction of VOC frequency and VOC-related hospital readmissions, respectively. By the end of 2021, each study had enrolled its first patient and enrollment is expected to continue in 2022.
•
In the fourth quarter of 2021, we announced results from the Phase 1 trials of GBT601 in healthy volunteers and SCD patients. We believe such results provide proof of concept that we can achieve average hemoglobin occupancy greater than 30% in SCD patients with a daily dose less than 500 mg and support further development of GBT601.

Corporate

•
In March 2021, Alexis A. Thompson, M.D., M.P.H., a world-renowned hematologist and SCD expert, was appointed to our board of directors. Dr. Thompson, who brings decades of experience in clinical research, patient care, leadership and advocacy in hematology, serves on the board’s research and development committee.
•
In May 2021, Kim Smith-Whitley, M.D., a global SCD thought leader and advocate, joined GBT as executive vice president and head of research and development and a member of our senior management team. Dr. Smith-Whitley is a board-certified pediatric hematologist and was most recently clinical director of hematology and director of the Comprehensive Sickle Cell Center at Children’s Hospital of Philadelphia.
•
In August 2021, Carrie Krehlik, a results-oriented leader with experience leading teams in large-, mid-, and small-market multi-national companies, joined GBT as chief human resources officer. Prior to GBT, she most recently served as senior vice president and chief human resources officer for Adicet Bio, Inc., where she established the people strategy for the company.
•
In September 2021, we launched The GBT Foundation, a 501(c)(3) organization and source of charitable giving that will work to improve the health and well-being of underserved patient communities around the world. We established The GBT Foundation to fund programs that will support people within the SCD community and beyond through education, empowerment, improved healthcare access and enhanced health equity.
•
In October 2021, GBT and Oxbryta received the prestigious 2021 Prix Galien USA award for “Best Biotechnology Product” from The Galien Foundation. Oxbryta was selected among 19 nominees by a committee of 12 leaders from the biotech industry and academia, including five Nobel Laureates.
•
In December 2021, we issued an aggregate of $345.0 million aggregate principal amount of 1.875% convertible senior notes due 2028 in a private placement and we entered into an Amended and Restated Loan Agreement with funds managed by Pharmakon Advisors LP, under which we increased our previous loan by $100 million to a total of $250 million.

Sickle Cell Disease Overview

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

The following graphic illustrates the process by which sickling occurs in SCD patients as a result of the polymerization of deoxygenated HbS in an RBC, leading to the breakdown of RBCs, which can cause anemia, and/or occluded blood flow. Both anemia and occluded blood flow can lead to multi-organ dysfunction.

RBC, red blood cell; GU, genitourinary

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

SCD Patient and Community Impact

The CDC has estimated the prevalence of SCD at more than 100,000 individuals in the United States. The incidence of SCD is estimated at approximately 1 in 2,000 to 2,500 newborns in the United States. In addition, there are an estimated 52,000 individuals in Europe, more than 100,000 people age 12 years and older in the GCC region and approximately 100,000 individuals in Latin America, primarily in Brazil, living with the disease. SCD occurs predominantly in populations of African, Middle Eastern and South Asian descent, and the global incidence of is estimated to be 250,000 to 300,000 births annually. While newborn screening is mandatory in the United States, Brazil, Costa Rica, France, United Kingdom, Spain and Netherlands, it remains inconsistent in countries throughout other regions of the world including Europe, Latin America, Middle East, South Asia and sub-Saharan Africa.

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

SCD is associated with a high healthcare utilization and economic burden. It is estimated that in the United States, the annual cost of medical care for an SCD patient with complications is up to $286,000 and that end-organ damage drives major healthcare utilization, with an average SCD patient receiving healthcare services for 30 to 54 days per year. In addition, there is potential for a significant financial burden on patients and society: it is estimated that SCD patients are deprived of approximately $700,000 in lost lifetime income, not including the impact on caregiver productivity. As a result, we believe that safe, effective and convenient oral treatments for SCD have the potential to be well received by patients, physicians and payors.

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

In July 2017, the FDA approved L-glutamine oral powder for patients age five and older with SCD to reduce severe complications associated with the disorder. In January 2018, Emmaus Life Sciences, Inc., the marketer for Endari®(L-glutamine oral powder) announced the availability of the product to patients. Endari is supplied to patients as powder that requires a large volume administration (5 grams—15 grams) mixed with liquid or food twice a day.

In November 2019, the FDA approved Adakveo® (crizanlizumab) to reduce the frequency of VOCs, or pain crises, in adult and pediatric patients aged 16 years and older with SCD, and it was made available to patients before the end of 2019. Crizanlizumab is administered via a 30-minute intravenous, or IV, infusion given once per month by a health care provider.

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

Oxbryta – A First-in-Class, Once-Daily Oral Therapy

In November 2019, we received FDA accelerated approval for Oxbryta for the treatment of SCD in adults and children 12 years of age and older, and in December 2021, we received FDA accelerated approval for Oxbryta for the treatment of SCD in children ages 4 to less than 12 years. Concurrently with the approval of the expanded label, the FDA approved a new formulation for Oxbryta: tablets for oral suspension, a dispersible, once-daily tablet dosage form suitable for patients ages 4 to less than 12 years as well as for older patients who have difficulty swallowing whole tablets. Oxbryta, an oral, once-daily therapy, is the first FDA-approved treatment that directly inhibits sickle hemoglobin polymerization, the root cause of SCD. In addition, Oxbryta was recently approved for marketing in the EU for the treatment of hemolytic anemia due to SCD in adult and pediatric patients 12 years of age and older as monotherapy or in combination with hydroxycarbamide (hydroxyurea), and in the UAE for the treatment of SCD in adults and children 12 years of age and older.

We believe the U.S. label for Oxbryta highlights several important attributes for physicians and patients, including:

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
•
No restriction on use with or without hydroxyurea; and
•
Clinical data highlights from the Phase 3 HOPE Study, including the subject-level change from baseline in hemoglobin at week 24 in patients who completed 24 weeks of treatment with Oxbryta 1500 mg dose or placebo, and data from the open-label Phase 2a HOPE-KIDS 1 Study.

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

Based on these observations, during our development of Oxbryta we posited that to delay polymerization of HbS, Oxbryta would need to bind to only approximately 10% to 30% of the total hemoglobin in a patient’s blood. One theoretical concern regarding increasing the affinity of hemoglobin for oxygen is that excessive oxygen affinity could prevent hemoglobin from releasing oxygen into the tissues, thus causing hypoxia. However, we have not observed any findings from our clinical programs that demonstrated any evidence of such tissue impairment. Based on HbF data, our animal toxicology studies, and our clinical studies, we believe we have demonstrated that our target modification of the total hemoglobin in a patient’s blood does not adversely compromise oxygen delivery to the tissues. This is supported by exercise testing we have performed in SCD patients and healthy volunteers showing normal oxygen consumption and the absence of a dose level or exposure related increase in erythropoietin levels in patients enrolled in the HOPE Study.

Oxbryta increases hemoglobin’s affinity for oxygen by binding to the alpha-chain of hemoglobin. Oxbryta has been demonstrated to keep a proportion of HbS in its oxygenated state so it cannot participate in polymerization. Similar to HbF, by diluting total HbS with a proportion of Oxbryta-bound hemoglobin, Oxbryta prevents hemoglobin polymer formation. Based on its mechanism of action, we believe that Oxbryta can reduce the physical and clinical manifestations of SCD.

Overview of Phase 3 and Other Oxbryta Clinical Trials

Phase 3 HOPE Study

We completed a randomized, double-blind, placebo-controlled, multi-national Phase 3 clinical trial of Oxbryta in adult and adolescent patients with SCD that we refer to as the HOPE (Hemoglobin Oxygen Affinity Modulation to Inhibit HbS PolymErization) Study, the interim results of which we used as the basis for our accelerated approval under Subpart H of FDA’s NDA regulations. Data from the Phase 3 HOPE Study of 274 patients 12 years of age and older with SCD showed that the HOPE Study met its primary endpoint of an improvement in hemoglobin greater than 1 g/dL at 24 weeks with Oxbryta 1500 mg compared with placebo: After 24 weeks of treatment, 51.1% of patients receiving Oxbryta achieved a greater than 1 g/dL increase in hemoglobin compared with 6.5% receiving placebo (p<0.001). In addition, the data demonstrated corresponding improvements in other markers of hemolysis as well as a favorable safety and tolerability profile for Oxbryta. These interim Phase 3 HOPE Study data were published in the June 2019 issue of the New England Journal of Medicine.

In connection with the accelerated approval of Oxbryta, we submitted the final study report for the Phase 3 HOPE Study to the FDA in September 2020. This report included completed long-term results from the Phase 3 HOPE Study, which demonstrated that Oxbryta at 1500 mg resulted in durable improvements in hemoglobin levels and markers of hemolysis up to 72 weeks of treatment. As shown in the following graph, a large majority of patients (approximately 90%) achieved a Hb improvement of >1 g/dL from baseline at one or more time points during the study as compared to placebo (approximately 25%). The study also found significant improvements in markers of hemolysis in indirect bilirubin and reticulocyte percentage. Consistent with the 24-week data, treatment with Oxbryta remained well tolerated. The most common side effects reported were headache, diarrhea, abdominal pain, nausea, arthralgia, rash and pyrexia. The final Phase 3 HOPE Study data were published in the May 2021 issue of The Lancet Haematology.

Hb, hemoglobin

Source: Long-Term Efficacy and Safety of Voxelotor in Adolescents and Adults with Sickle Cell Disease: HOPE Trial 72-Week Analysis, ASH 2020 Poster #1716

As presented at the ASH Annual Meeting & Exposition in December 2020, the annualized incidence rates of VOCs were numerically lower in patients receiving Oxbryta 1500 mg (2.4) than placebo (2.8); and this numerical difference was greater in patients who had experienced two or more VOCs in the year prior to the study. In addition, a post-hoc analysis of the long-term results from the Phase 3 HOPE Study found that higher hemoglobin levels achieved with Oxbryta were associated with a lower incidence of VOCs over 72 weeks. Patients with the highest average hemoglobin levels over 72 weeks experienced the fewest VOCs with Oxbryta, with a stepwise reduction in VOC rate as hemoglobin levels increased. While the Phase 3 HOPE Study was not designed or powered to show an effect on VOCs, these results suggest the importance of reducing hemolysis and raising hemoglobin in individuals with SCD through inhibition of polymerization.

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

As part of the accelerated approval for Oxbryta, we agreed with the FDA to complete at least five years of follow-up for all patients on treatment and submit to the FDA interim reports each year in June from 2021 to 2025. We reported the first results from this open-label extension (OLE) of the HOPE Study at the ASH Annual Meeting & Exposition in December 2021. As shown in the following graph, these data confirmed the durable efficacy of long-term Oxbryta use in SCD patients ages 12 and older as demonstrated by the sustained improvements in hemoglobin and markers of hemolysis during the OLE for patients who previously received 900 mg and 1,500 mg of Oxbryta. In addition, patients who switched from placebo to Oxbryta saw improvements in hemoglobin levels and measures of hemolysis from the start of the OLE through week 120, consistent with the Phase 3 HOPE Study results. Safety data from the HOPE Study OLE were consistent with those from the Phase 3 HOPE Study of SCD patients ages 12 years and older.

Real-World Use Studies

Data and analyses from real-world experience with Oxbryta were presented at medical meetings in 2020 and 2021, including most recently at the ASH Annual Meeting & Exposition in December 2021. Highlights from these medical meeting presentations include:

•
An analysis evaluating Symphony Health claims data from a subset of 3,128 SCD patients ages 12 and older treated with Oxbryta, which showed statistically significant reductions in transfusions, VOCs and hospitalizations in patients treated with Oxbryta.
•
An analysis of real-world outcomes in 77 patients with SCD treated in a single-center case series showed that hemoglobin levels increased by an average of 2 g/dL after treatment with Oxbryta along with corresponding improvements in markers of hemolysis. A hemoglobin response greater than 1 g/dL with Oxbryta was observed in 62% of patients without the use of hydroxyurea and 87% of patients treated with hydroxyurea and Oxbryta. The robust hematologic response was associated with improved clinical status, as measured by the Clinical Global Impression of Change (CGI-C) and Patient Global Impression of Change (PGI-C) scales, validated outcomes measures that provide holistic assessments of the effect of treatment by the physicians and patients, respectively. Few adverse events were recorded, and all were resolved with dose modification. The safety profile observed in this analysis was consistent with the approved label for Oxbryta.
•
In the second quarter of 2021, we initiated the RETRO and PROSPECT data registries to enable deeper understanding of Oxbryta’s long-term efficacy and safety. Initial results from the RETRO study showed Oxbryta treatment was associated with increased hemoglobin levels and decreased hemolytic markers; safety data was consistent with the Phase 3 HOPE Study of SCD patients ages 12 years and older. Final results from the RETRO study and initial results from the PROSPECT study are anticipated in 2022.

Additional Studies

We are conducting and plan to conduct additional clinical trials of Oxbryta, including our Phase 2a HOPE-KIDS 1 Study, our Phase 3 HOPE-KIDS 2 Study, our ActIVe Study and studies focused on sleep quality, blood flow within the brain, neurocognitive functions and leg ulcer healing. The HOPE-KIDS 1 Study, the HOPE-KIDS 2 Study and other aspects of our overall clinical development program for Oxbryta are also intended to position us to be able to seek approval over time for product labeling for Oxbryta for patients younger than the current age limit (4 years old), down to as young as 9 months of age.

Phase 2a HOPE-KIDS 1 Study

We are continuing to evaluate the safety and pharmacokinetics of single and multiple doses of Oxbryta in adolescent and pediatric patients with SCD in an ongoing Phase 2a clinical trial, which we call the HOPE-KIDS 1 Study. Initiated in August 2016, our ongoing HOPE-KIDS 1 Study is an open-label, single- and multiple-dose Phase 2a study that is evaluating the safety, tolerability, pharmacokinetics and exploratory treatment effect of Oxbryta in pediatric patients aged 4 to 17 years with SCD. Part A of the study evaluated a single 600 mg dose of Oxbryta in 13 patients aged 6 to 17 years, while Part B was designed to explore Oxbryta at doses of 900 mg and 1500 mg per day administered to 40 patients ages 12 to 17 for 24 weeks. Part C of the study is evaluating Oxbryta at a single 1500 mg dose (or weight-based equivalent) in patients age 4 to 17 years for up to 48 weeks, and Part D of the study is evaluating the safety of Oxbryta at the weight based equivalent of 1500 mg in patients age 6 months to under 4 years as measured by Treatment Emergent Adverse Events, or TEAEs, and Serious Adverse Events, or SAEs.

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

The primary objective of Part C is to assess change in cerebral blood flow as measured by TCD flow velocity, and it has completed enrollment with patients age 4 to 17 years. Secondary measures of Part C include effect on clinical measures of hemolysis, change in cerebral blood flow and PK profile. An interim analysis of data from 45 children with SCD ages 4 to 11 years enrolled in Part C showed that treatment with Oxbryta (1,500 mg or weight-based equivalent dispersed in a pediatric-appropriate formulation) resulted in rapid and sustained improvements in hemoglobin. An increase in hemoglobin of greater than 1 g/dL from baseline was observed in 47% of patients as early as two weeks and sustained through 24 weeks, consistent with results in patients ages 12 years and older in the Phase 3 HOPE Study. Concurrent improvements in markers of hemolysis were also observed.

Part D began enrolling patients age 6 months to under 4 years in 2020, and will assess, as its primary endpoint, the safety of a weight based equivalent of 1500 mg. Secondary measures include effect on clinical measures of hemolysis and PK profile.

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

HOPE-KIDS 2 trial activities are ongoing and screening and enrollment of participants has begun in the United States, as well as various countries in Africa and in the Middle East and North Africa region. The overall treatment period will be 96 weeks, and, in connection with the accelerated approval of Oxbryta, we have agreed with the FDA to submit the interim study report by July 2025, complete the trial by March 2026 and to submit the final study report by September 2026.

ActIVe Study

Our ongoing Phase 4 ActIVe (Actigraphy Improvement with Voxelotor) Study, an open-label, single-arm study, aims to evaluate daily physical activity and sleep quality in SCD patients 12 to 55 years of age who are on Oxbryta therapy.

Sales and Marketing

Our commercial footprint includes a field force of approximately 100 customer-facing personnel. This includes our sales resources, payer account management and patient and distribution support. In addition, our infrastructure includes home office based commercial marketing, patient support and distribution teams. The launch of Oxbryta has continued throughout the pandemic and, until recently, has been solely focused on patients who are 12 years of age and older. Our commercial efforts have been geographically targeted in the 17 states where approximately 80% of the SCD patients reside in the United States. Our commercial footprint allows us to call on the key SCD healthcare providers and centers in the United States, including hematologists, pediatric hematologists and primary care physicians who see SCD patients.

With the recent expansion of Oxbryta’s label to include children ages 4 to less than 12 years, we are actively launching this product line extension. We are continuing to call on the majority of the SCD pediatric HCPs, many of whom have experience with Oxbryta in their pediatric patients ages 12 and older, which we believe will lead to a more efficient launch. In addition, we have added some additional HCPs to our target list upon approval of the expanded label to ensure education will occur across the majority of pediatric specialists.

We are also providing a comprehensive patient support program, called GBT Source Solutions, to support our commercialization in the United States. This high-touch support program helps patients through the entire process by (i) reviewing insurance coverage options and explaining benefits; (ii) working with the specialty pharmacy partner network to coordinate delivery of Oxbryta to wherever the patient chooses; (iii) helping with financial and copay assistance for eligible patients; and (iv) helping patients stay on treatment as prescribed by their treating physicians with a nurse support team.

With respect to commercializing Oxbryta outside of the United States, we have established in Europe strategically located subsidiaries and are building a small team and additional capabilities that may be necessary to effectively support such potential commercialization, subject to any required approval. With the recent approval of Oxbryta in the EU (and our recent application with the MHRA for a potential Great Britain Marketing Authorisation), we are currently focusing these capabilities on a limited number of core European markets that have the largest numbers of SCD patients, where we expect to launch Oxbryta with a small internal sales force. Where appropriate, we may also utilize strategic partners, distributors or contract sales forces to expand the commercial availability of Oxbryta. For example, we have established a distribution agreement with Biopharma-MEA for the distribution of Oxbryta in the GCC region.

We currently do not expect that we will require large pharmaceutical partners for the commercialization of Oxbryta or our product candidates, although we may consider partnering in certain territories for certain New Molecular Entities, or NMEs, or indications for other strategic purposes. We regularly evaluate our commercialization strategy as we advance our programs.

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

With respect to Oxbryta, inclacumab and GBT601, we face competition from the three currently FDA-approved treatments: hydroxyurea (marketed under several brand names, including Siklos® by Medunik USA, Inc., and Droxia® by Bristol-Myers Squibb Company, as well as in generic form), approved to reduce the frequency of painful crises and need for blood transfusions in patients with sickle cell anemia for the treatment of adults and pediatric patients age two years and older with SCD; Endari® (marketed by Emmaus Medical, Inc.), approved to reduce acute complications of SCD in patients age five years and older; and Adakveo (marketed by Novartis Pharmaceuticals Corporation), approved to reduce the frequency of VOCs in adult and pediatric patients age 16 years and older with SCD. Multiple companies are developing product candidates for chronic treatment in SCD, and several other companies are in early clinical trials to investigate new mechanisms of action for the chronic treatment of SCD. For example, Forma Therapeutics Holdings, LLC, with etavopivat, and Agios Pharmaceuticals, Inc. with mitapivat, are separately evaluating pyruvate kinase-R, or PKR, activators in clinical development for the potential treatment of SCD. Another example is Fulcrum Therapeutics, Inc., with FTX-6058, an oral fetal hemoglobin (HbF) inducer, in clinical development in SCD patients. We may also face competition from one-time therapies for patients with severe SCD, including hematopoietic stem cell transplantation, gene therapy and gene editing. For example, bluebird bio, Inc., is currently engaged in the clinical development of lovo-cel, which aims to treat SCD by inserting a functional human beta-globin gene into the patient’s own hematopoietic stem cells, or HSCs, ex vivo and then transplanting the modified stem cells into the patient’s bloodstream. Bluebird has indicated its plans to pursue an accelerated development and approval pathway for its gene therapy product in SCD. In addition, gene editing, which is the process of altering specific sequences of genomic DNA, is being investigated by multiple companies for the potential treatment of SCD. For example, CRISPR Therapeutics AG and Vertex

Pharmaceuticals, Inc., are currently engaged in the clinical co-development of CTX001 for the potential treatment of SCD, under a collaboration focused on the use of CRISPR’s CRISPR/Cas9 gene-editing technology to discover and develop potential new treatments aimed at the underlying genetic causes of human disease. In addition, several agents are in development for the treatment of VOC in patients with SCD.

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

Regulatory Path for Oxbryta in International Markets

In February 2022, the EC granted marketing authorization for Oxbryta for the treatment of hemolytic anemia due to SCD in adult and pediatric patients 12 years of age and older as monotherapy or in combination with hydroxycarbamide (hydroxyurea), and such authorization includes all Member States of the EU as well as the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). Prior to such EC approval, the CHMP adopted a positive opinion recommending marketing authorization for Oxbryta.

Now that the UK (which includes Great Britain and Northern Ireland) has exited the EU, often referred to as Brexit, Great Britain will no longer be covered by centralized MAs granted by the EC, and Great Britain is, therefore, not covered by the centralized marketing authorization issued by the EC for Oxbryta (while, under the Northern Ireland Protocol, centralized MAs will continue to be recognized in Northern Ireland). As such, potential regulatory approval of Oxbryta in Great Britain will now require an application to the UK medicines regulator, the MHRA. For a period of two years from January 1, 2021, the MHRA may rely on a decision taken by the EC to grant an MA under the Centralized Procedure to potentially more quickly grant a new Great Britain MA. Following the positive opinion from the CHMP, recommending the approval of Oxbryta in the EU, we submitted an application to the MHRA for a Great Britain MA using such EC Decision Reliance Procedure.

Prior to filing our MAA, in November 2016, the EC granted Orphan Drug Designation status in the EU for Oxbryta for the treatment of SCD, and, in June 2017, the EMA granted PRIME designation for Oxbryta for the treatment of SCD. The PRIME scheme is a regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need, and in January 2022, the MHRA awarded Oxbryta a positive scientific opinion under the EAMS. In addition, we have initiated an early access program in Europe for patients and physicians who may need access to Oxbryta prior to potential marketing authorization.

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

Manufacturing

We are commercializing solid oral formulations of Oxbryta in a tablet form and a new tablet for oral suspension form , recently approved by the FDA. We believe we have obtained an adequate supply of both formulations to satisfy our immediate commercial, clinical and nonclinical demands.

With respect to manufacturing, we do not own or operate or have any plans to establish any manufacturing facilities. We currently depend on third-party contract manufacturing organizations, or CMOs, for all of our requirements of raw materials, drug substance and drug product for our commercial, clinical and nonclinical activities for our portfolio, and we have entered into commercial manufacturing agreements with some of our CMOs to support Oxbryta commercialization. We intend to continue to rely on CMOs for the commercialization as well as continued development of Oxbryta, as well as the development and commercialization of any other product candidates, including inclacumab and GBT601. Although we rely on CMOs, we have personnel and third-party consultants with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

To decrease the risk of an interruption to our drug supply, when we believe it is reasonable for us to do so, we source materials from multiple suppliers so that, in general, the loss of any one source of supply should not have a material adverse effect on commercial production, project timelines or inventory of supplies for our studies or clinical trials. For example, we have established a second source for commercial drug substance and a second source for finished drug product for Oxbryta commercial supply. However, currently we have only one or a limited number of suppliers for some of these materials for Oxbryta and for other programs, and the loss of a primary source of supply could potentially delay the availability of Oxbryta or delay our development programs. We maintain a safety stock of certain materials to help avoid delays in production, but we do not know whether such stock will be sufficient. There is no guarantee as to if or when we may establish the additional sources or whether they will be adequate in all circumstances we may encounter.

Drug Discovery and Development

Our goal is to build a robust product pipeline focused on the discovery and development of novel therapeutic approaches for SCD and grievous blood disorders. Our research and development pipeline targets multiple pathologies, including vascular occlusion and hemoglobin polymerization, and our most advanced development programs are for inclacumab and GBT601.

We have an active business development strategy that may provide new opportunities to expand our product pipeline with next-generation treatments for SCD. To this end, we have entered into agreements with Roche, Syros and Sanofi S.A.

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

We are developing inclacumab as a treatment for VOCs in patients with SCD, and we expect to be able to leverage the safety data from Roche’s prior clinical studies, which were not in patients with SCD, as we proceed with our development of inclacumab. We have initiated two pivotal Phase 3 clinical trials of inclacumab. One study is designed to measure the reduction in frequency of VOCs over one year in patients with SCD when treated with inclacumab (30 mg/kg) or placebo every 12 weeks. The second study will evaluate inclacumab based on a primary endpoint of 90-day hospital readmission rates for VOC following an initial VOC hospitalization. Participants in that trial will receive either a single dose of inclacumab (30 mg/kg) or placebo, peri-discharge following a VOC hospitalization.

Under the Roche Agreement, we have paid Roche an upfront payment of $2.0 million and a total of $7.3 million in clinical development milestone payments. Under such agreement, we are obligated to pay Roche up to an aggregate of $125.5 million in milestone payments for the SCD indication, including up to $40.5 million based on achievement of certain clinical development and regulatory milestones for inclacumab in the SCD indication and up to $85.0 million based on achievement of certain thresholds for annual net sales of inclacumab. In addition, we are obligated under such agreement to pay Roche up to an aggregate of $6.4 million in milestone payments that are owed to third parties based on achievement of such clinical development and regulatory milestones for inclacumab. We will also pay Roche up to $19.25 million in milestone payments based on achievement of certain clinical development and regulatory milestones for inclacumab for any other indication than the SCD indication. We have the right to sublicense our rights under the Roche Agreement to our affiliates without Roche’s consent. Subject to certain conditions and limitations, including Roche’s right of first negotiation described below, we will also have the right to sublicense our rights under the Roche Agreement to non-affiliates pursuant to partner agreements with Roche’s prior written consent, which will not be unreasonably withheld or delayed. If at any time prior to the expiration of royalty or other payment obligations under the Roche Agreement, or the earlier termination of the Roche Agreement, we intend to enter into a partner agreement to sublicense rights to inclacumab, then Roche will have a right of first negotiation during an exclusivity period to negotiate in good faith with us the terms and conditions of such proposed transaction.

Collaboration with Syros Pharmaceuticals, Inc.

In December 2019, we entered into the Syros Agreement to discover, develop and commercialize novel therapies for SCD and beta thalassemia. Under the agreement, Syros will use its leading gene control platform to identify therapeutic targets and discover small molecule drugs that potentially induce fetal hemoglobin, and we have an option to obtain an exclusive worldwide license, with the right to sublicense, under relevant intellectual property rights and know-how of Syros arising from the collaboration, to develop, manufacture and commercialize any compounds or products resulting from the collaboration, subject to Syros’ option to co-promote the first product in the United States. If we exercise the option, we will be responsible for all development, manufacture, regulatory activities and commercialization of the compound or product. Syros and we will be responsible for our own costs incurred to conduct research activities, except that we will fund up to a total of $40.0 million in preclinical research for at least three years. Unless earlier terminated or extended, the research program under the agreement will end on the third anniversary of the agreement.

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

License Agreement with Sanofi S.A.

In March 2021, we entered into the Sanofi Agreement, pursuant to which Sanofi granted us an exclusive and sublicensable license under certain patent rights and know-how controlled by Sanofi to use, develop, manufacture, commercialize and otherwise exploit certain compounds, including compounds directed against or that modulate one of two specified targets and any product containing a licensed compound for the diagnosis, prevention and/or treatment of human diseases worldwide. Sanofi retains rights to use its know-how to conduct non-clinical development of, and to manufacture, compounds other than the licensed compounds or licensed products under the Sanofi Agreement.

Under the Sanofi Agreement, we paid to Sanofi an upfront payment of $2.25 million and have agreed to pay up to an aggregate of $351.0 million in milestone payments upon the achievement of certain development, regulatory, commercial and sales-based milestones relating to the licensed products. We also agreed to pay Sanofi royalties in the low single-digit to mid-single-digit percentages of annual net sales of licensed products, which are payable on a licensed product-by-licensed product and country-by-country basis commencing on the first commercial sale of a licensed product in such country and continuing until the latest of (i) ten years after the first commercial sale of such licensed product in such country, (ii) the expiration of the last valid claim under the licensed patent rights or certain derived patent rights that cover such licensed product in such country, and (iii) the expiration of regulatory exclusivity for such licensed product in such country. The royalty rate is subject to reduction under certain circumstances.

We are solely responsible, at our own expense, for all development, manufacturing, regulatory activities and commercialization of the licensed products worldwide. Under the Sanofi Agreement, we have agreed to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize one or more licensed products in certain territories.

The Sanofi Agreement will expire on a licensed product-by-licensed product and country-by-country basis on the date of the expiration of all applicable royalty terms, unless earlier terminated. Upon expiration of the Sanofi Agreement with respect to a licensed product and country, our license with respect to the applicable licensed product in the applicable country will become a fully paid-up, perpetual and irrevocable license. Either party may terminate the Sanofi Agreement for the other party’s material breach following a cure period or upon certain insolvency events. We may terminate the Sanofi Agreement, for any or no reason, upon 90 days’ prior written notice to Sanofi, and Sanofi may terminate the Sanofi Agreement in the event we challenge the validity or enforceability of Sanofi’s patent rights. Upon any termination of the Sanofi Agreement before its expiration, all rights and licenses granted by Sanofi to us under the Sanofi Agreement or with respect to the specific terminated licensed product, as applicable, will terminate and revert to Sanofi.

Social, Governance, Human Capital and Environment

Social

We are committed to addressing longstanding disparities in care faced by the SCD community and fighting injustice within the healthcare system and beyond. In March 2021, we established the GBT Social Empowerment Council, a group of independent advisors, including minority activists, physicians, public health experts and civic leaders, to provide diverse perspectives and counsel on how we can apply our expertise and resources going forward to positively impact the SCD community and the communities where we live and work. In September 2021, we established The GBT Foundation, a 501(c)(3) nonprofit organization, primarily funded by our company. The GBT Foundation seeks to improve the health and well-being of underserved communities around the world, particularly for people living with SCD, and will fund organizations focused on health, gender and racial equity through education, empowerment, and innovation for people living with serious disorders.

Diversity & Inclusion

Since our founding, we have recognized that having a more diverse, equitable and inclusive environment can help us to better deliver for patients through increased performance, better decision making, increased productivity, and greater motivation. Our belief is that to foster innovation, increase access and reduce disparities, our workforce needs to be reflective of the patients and communities we serve and to be compensated in line with the value brought to patients, caregivers and communities. Beginning with our proxy statement filing in 2021, we began to release annual workforce data as part of our commitment to transparency, and these data have shown that our team represents a broad range of cultural and professional backgrounds, which we believe enrich our culture and will drive our future growth and success. In 2021 and 2022, we were included in the Bloomberg Gender-Equality Index, which includes public companies committed to disclosing their efforts to support gender equality through policy development, representation and transparency. In 2022, the index included 418 companies, including only 23 in healthcare.

We are committed to fostering workplace development, diversity, and inclusion, or WDDI, at our company and across the biotechnology industry and have adopted the WDDI Principles created by the Biotechnology Innovation Organization (BIO). We are dedicated to being at the forefront of efforts to develop a diverse and talented global workforce. We pledge to do our part to foster diversity and inclusion among our employees, customers and patients.

Human Capital Resources

As of December 31, 2021, we employed 457 full-time employees globally, including 153 in research and development and 304 in selling, general and administrative, which includes our commercial team. We have and expect to continue to retain consultants from time to time if required in connection with our business.

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

To help attract, hire and retain skilled personnel, we offer a stimulating work environment, regular performance feedback, development opportunities, potential for career advancement, and a workplace culture focused on our mission and the wellbeing of our employees. We provide learning and development opportunities to grow leadership and management capability and career growth for all employees, provide technical and functional training and support diversity and inclusion goals. In addition, we also monitor and periodically adjust our compensation programs with the goal of providing a competitive mix of compensation (including salary, incentive bonus and equity) and benefits packages. Beginning in 2020, we confirmed through an annual independent assessment that there is no evidence of significant discrepancies in our overall pay practices based on gender and ethnicity.

We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Environment and Climate Change

We seek to build a sustainable, vibrant company to develop medicines with optimized efficacy and safety for patients globally. We recognize that the sustainability of our company is linked to our ability to understand and engage all our stakeholders in a consistent and in meaningful manner. Starting with our Board of Directors and our leadership team, we are committed to long-term value driven by the pillars of governance, social responsibility, and integrity across all we do, including employee engagement, research and development, operations, commercialization and access to medicines for patients. Our efforts to help preserve the environment and reduce our impact on climate change include, among other things, moving to our new headquarters location with LEED Silver certification; utilizing technology to reduce energy and water consumption; reducing, recycling and reusing our resources when practicable; promoting employee commuting programs; and partnering with third-party organizations for the ethical treatment of animals in research.

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

For those patents and pending applications jointly owned by us and the Regents, we have exclusively licensed from the Regents worldwide patent rights covering Oxbryta and certain Oxbryta analogs, some of which patent rights we jointly own with the Regents. In exchange for our exclusive license, we have agreed to pay a royalty to the Regents of less than 1% on future net sales and to use commercially reasonable efforts to develop, manufacture, market and sell the products covered by the licensed patents. The risks associated with joint ownership of patent rights are more fully discussed under “Risk Factors—Risks Related to Our Intellectual Property.”

With regard to GBT601 specifically, we are the sole owner of an issued U.S. patent covering its composition of matter, which will expire in 2039, absent any applicable patent term extensions, and we are also the sole owner of an issued composition of matter patent in Europe as well as pending applications in the same patent family in other foreign jurisdictions. The European patent, as well as any other foreign patents that issue from this same patent family, will expire in 2039, absent any applicable patent term extensions.

With regard to inclacumab, we are the exclusive worldwide licensee of Roche’s patent portfolio relating to inclacumab, which includes issued U.S. and foreign patents and pending applications covering the composition of matter of inclacumab. We expect inclacumab, if approved, to be eligible for regulatory exclusivity (e.g., data exclusivity for biologics and orphan drug exclusivity) in various jurisdictions such as the U.S. and Europe, which exclusivities are likely to extend beyond patent expiry.

Beyond our HbS and inclacumab intellectual property portfolios, we own other issued U.S. and foreign patents, seek to obtain additional issued patents, and file patent applications relating to our other research and development programs over time.

Patent term

The base term of a U.S. patent is 20 years from the filing date of the earliest-filed non-provisional patent application from which the patent claims priority, assuming that all maintenance fees are paid. The term of a U.S. patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the USPTO, the extent of which is offset by delays by the patent owner before the USPTO in obtaining the patent. In some cases, the term of a U.S. patent is shortened by a terminal disclaimer that reduces its term to that of an earlier-expiring patent. The term of a U.S. patent may be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, to account for at least some of the time the drug is under development and regulatory review after the patent is granted. With regard to a drug for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of the term of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved drug, an FDA-approved method of treatment using the drug and/or a method of manufacturing the FDA-approved drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the FDA approval of the drug. Some foreign jurisdictions, including Europe and Japan, have analogous patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency. Following the FDA approval of Oxbryta, we applied for patent term extension on the Oxbryta composition-of-matter patent, and we would expect to apply for patent term extension for any other eligible product candidate that receives FDA approval in the future, as well as in other jurisdictions where patent term extension is available.

Trade secrets

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. We typically rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We protect trade secrets and know-how by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors and contractors. These agreements generally provide that all confidential information developed or made known during the course of an individual’s or entity’s relationship with us must be kept confidential during and after the relationship. These agreements also typically provide that all inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products. Pricing of such products is also subject to regulation in many countries. Generally, before a new product can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. drug and biological product development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and biological products under the FDCA and the Public Health Service Act, and their implementing regulations. Drugs and biological products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications or supplements to approved applications, withdrawal of an approval, revocation of a license, a clinical hold, untitled or warning letters, voluntary or mandatory product recalls, withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Our product candidates must be approved by the FDA through the NDA or biologics license application, or BLA, process before they may be legally marketed in the United States. The process generally involves the following:

•
completion of extensive nonclinical studies in accordance with applicable regulations, including the FDA’s GLP regulations;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices, or GCPs, and other clinical-trial related regulations to establish the safety and efficacy of the investigational drug or biological product for each proposed indication;
•
submission to the FDA of an NDA for a new drug or a BLA for a biological product;
•
a determination by the FDA within 60 days of its receipt of an NDA or BLA whether to accept it for filing and review;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the product is produced to assess compliance with current good manufacturing practices, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•
potential FDA audit of the nonclinical study and/or clinical trial sites that generated the data in support of the NDA or BLA; and
•
FDA review and approval of the NDA or BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the product in the United States.

The nonclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for any of our product candidates, will be granted on a timely basis, or at all. The data required to support an NDA or BLA are generated in two distinct development stages: nonclinical and clinical. The nonclinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing in humans. As the product candidate sponsor, we must submit the results of the nonclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans and must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trial and places the IND on clinical hold within that 30-day time period. The FDA also may place a clinical hold after a trial has begun. When a clinical hold has been placed, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin or resume. The FDA also may impose a partial clinical hold that would limit a trial, for example, to certain doses or for a certain length of time or to a certain number of subjects.

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

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

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval, to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA. In addition, as part of an accelerated approval, such as we received for Oxbryta under the FDA’s Subpart H regulations, at least one post-marketing study to verify clinical benefit is required.

As the product candidate sponsor, we must submit progress reports detailing the results of the clinical trials and other information at least annually to the FDA, as well as written IND safety reports to the FDA and the study investigators for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing suggesting a significant risk to humans exposed to the product candidate and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must include methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

A manufacturer of a product candidate for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such product candidate. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the product candidate or, as applicable, 15 days after the product candidate receives a designation as a breakthrough therapy, fast track product or regenerative advanced therapy.

NDA, BLA and FDA review process

The results of nonclinical studies and clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the product candidate and proposed labeling, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the drug or biological product for one or more specified indications. The FDA reviews an NDA to determine whether a drug is safe and effective for its intended use and a BLA to determine whether a biological product is safe, pure and potent for its intended use, along with whether the product is being manufactured in accordance with cGMP requirements to assure and preserve the product’s identity, strength, quality and purity. FDA approval of an NDA or BLA must be obtained before a drug or biological product may be legally marketed in the United States.

Under PDUFA, each NDA and BLA is typically accompanied by a user fee (adjusted on an annual basis). According to the FDA’s fee schedule, effective through September 30, 2022, the user fee for an NDA or BLA is $3,117,218. PDUFA also imposes an annual prescription drug product program fee for human drugs and biological products ($369,413). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business having fewer than 500 employees. Additionally, an application for a product that has been designated as a drug or biological product for a rare disease or condition (referred to as an orphan drug) under section 526 of the FDCA is not subject to an application fee unless the application includes an indication for other than a rare disease or condition. Oxbryta for the treatment of SCD has been granted orphan drug designation by the FDA and by the EC.

The FDA reviews all NDAs and BLAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA or BLA for filing. The FDA is supposed to make a decision on accepting an NDA or BLA for filing within 60 days of receipt of the submission. Once the NDA or BLA is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA is supposed to complete its initial review of an NDA or BLA that it has accepted for review and respond to the applicant within stated periods (within 10 months for a standard NDA or BLA and six months for an NDA or BLA designated by the agency for priority review). However, the FDA does not always meet its PDUFA goal dates for standard and priority NDAs and BLAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

Before approving an NDA or BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product (including the facilities of contract manufacturers, if applicable) to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA may also audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel product candidates or product candidates that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. There are likely to be extensive discussions between the FDA and the applicant during the review process. The review and evaluation of an NDA and BLA by the FDA is very comprehensive and time consuming and may take longer than originally planned to complete.

In addition, under Subpart H of the FDA’s NDA regulations, which governs accelerated approval, the FDA may approve an NDA for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. The corresponding accelerated approval provisions for biological products are in Subpart E of the FDA’s biological product regulations. The FDA grants accelerated approval under Subpart H for new drugs that address serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments, and the NDA for Oxbryta was approved by the FDA under Subpart H. Drugs approved under Subpart H, such as Oxbryta, are required to be further evaluated in at least one post-marketing study to verify clinical benefit. As a condition of accelerated approval, the FDA may also impose marketing restrictions to limit distribution or use to assure safe use of the drug, although the FDA did not impose any such requirements for the accelerated approvals of Oxbryta tablets in 2019 or Oxbryta tablets for oral suspension in 2021. Pursuing accelerated approval under Subpart H does not ensure faster development timelines or ensure regulatory approval.

After the FDA evaluates an NDA or BLA, it will issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter indicates that the review cycle of the application is complete and the application will not be approved in its present form, and usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The complete response letter may require additional clinical data and/or additional clinical trial(s), and/ or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a complete response letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, withdraw the application, or request a hearing. Even if such data and information is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval.

United States Orphan drug designation

We were granted orphan drug designation by the FDA in 2015 for Oxbryta for the treatment of SCD. Under the Orphan Drug Act in the United States, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States (or more than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making available in the United States a product for such disease or condition will be recovered from sales in the United States of such product). Orphan product designation must be requested before submitting an NDA or BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but does confer other potential development and commercialization benefits as described below.

Our NDA seeking approval for Oxbryta for the treatment of SCD qualified for the orphan user fee exemption from the PDUFA application fee. In addition, we should qualify for additional incentives, including tax credits for qualifying clinical trials of Oxbryta, and Oxbryta also qualified for a substantial period of regulatory market exclusivity, which will expire in November 2026. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, or by providing a major contribution to patient care. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product for a different indication than that for which the orphan product has exclusivity. A competitor could also block the approval of one of our products for seven years by obtaining orphan product exclusivity for the same product (or a competitor product that contains our product candidate) for the same indication we are seeking. If a product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the EU has similar, but not identical, requirements and benefits.

Expedited development and review programs

In addition to the US orphan drug designation, Oxbryta received a Fast Track designation from the FDA for the potential treatment of SCD. The FDA’s Fast Track program is intended to expedite or facilitate the process for reviewing new drugs or biological products that are intended to treat a serious or life threatening condition, where nonclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. For product candidates with Fast Track designation, sponsors may have more frequent interactions with the FDA. The FDA also may initiate review of sections of a product candidate’s marketing application before the application is complete if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a product candidate with Fast Track designation may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted.

Any product candidate submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product candidate is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a product candidate designated for priority review. Our NDA for Oxbryta was reviewed by the FDA pursuant to priority review and received accelerated approval under Subpart H.

Additionally, Oxbryta also received a breakthrough therapy designation from the FDA for the potential treatment of SCD. Under the FDA’s breakthrough therapy designation program, a sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biological products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The benefits of breakthrough therapy designation include the same benefits as a Fast Track designation, in addition to intensive guidance from the FDA to ensure an efficient drug development program. Fast Track designation, priority review, accelerated approval and breakthrough designation do not change the standards for approval but may expedite the development or approval process.

Pediatric information

Under the Pediatric Research Equity Act, or PREA, as amended, an NDA or BLA, or supplement to an NDA or BLA, must contain data to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. A sponsor who is planning to submit a marketing application for a product candidate that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration is required to submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or, if there is no end-of-Phase 2 meeting as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. Generally, a product candidate that has an indication for which orphan drug designation has been granted is exempt from the requirement to contain an assessment of the safety and effectiveness of the product for the claimed indication in pediatric patients. Thus, our NDA for Oxbryta was not required to have this PREA assessment.

Post-marketing requirements

Following approval of a new product, a company and the approved product are subject to continuing regulation by the FDA, including, monitoring and recordkeeping activities, submission of an NDA or BLA annual report, reporting of adverse experiences, product sampling and distribution requirements, and complying with complex promotion and advertising requirements, which include restrictions on promoting drugs for uses or for patient populations for which the product was not approved (known as “off-label use”), and limitations on industry-sponsored scientific and educational activities and on interactions with healthcare providers. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such off-label uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with the first use of these materials, and may be required to be reviewed in advance in certain circumstances such as a new product launch, including for drugs such as Oxbryta that are approved pursuant to the FDA’s Subpart H accelerated approval regulations. After 120 days following marketing approval, promotional materials for accelerated approval drugs must be submitted 30 days prior to use. Further, if there are any modifications to the product, including changes in indications, labeling, or manufacturing processes or facilities, the company may be required to submit and obtain FDA approval of a new NDA or BLA, or NDA or BLA supplement, which may require additional data or the conduct of additional nonclinical studies and clinical trials. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, including a Risk Evaluation and Mitigation Strategy, or REMS, or the conduct of post-marketing studies to assess a newly discovered safety issue. The FDA has authority to require post-market studies, in certain circumstances, on reduced effectiveness of a product and the FDA may require labeling changes related to new reduced effectiveness information.

Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs, including biological products, distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. The law’s requirements include the quarantine and prompt investigation of a suspect product, to determine if it is illegitimate, and notifying trading partners and the FDA of any illegitimate product. Manufacturers and their collaborators are also required to place a unique product identifier on prescription drug packages. This identifier consists of the National Drug Code, serial number, lot number and expiration date, in the form of a two dimensional data matrix barcode that can be read by humans and machines.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP requirements. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP requirements. Our third party manufacturers must comply with cGMP requirements that require among other things, quality control and quality assurance, the maintenance of records and documentation, and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP requirements, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including recall.

Orange Book Listing

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A Section 505(b)(2) NDA is an application in which the applicant, in part, relies on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. Limited changes must be preapproved by the FDA via a suitability petition. ANDAs are termed “abbreviated” because they are generally not required to include nonclinical and clinical data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug.

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

Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must make patent certifications to the FDA relating to patents submitted to the FDA for the reference product: (1) that no patent information on the reference drug or method of use that is the subject of the application has been submitted to the FDA; (2) that any and all such patents submitted to the FDA have expired; (3) the date on which any such patent will expire and that ANDA or 505(b)(2) NDA approval will not be sought until after such patent expiration; or (4) that any such patent is invalid or will not be infringed upon by the manufacture, use, or sale of the drug product for which the ANDA or 505(b)(2) NDA is submitted. The last certification is known as a paragraph IV certification. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through a paragraph IV certification or if the applicant is not seeking approval of a patented method of use. If the applicant does not challenge the listed patents or does not indicate that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired.

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

With respect to our approved NDA for the original formulation of Oxbryta tablets, we have listed nine patents in the Orange Book, and, with respect to our approved NDA for Oxbryta tablets for oral suspension, we have listed eight patents in the Orange Book.

U.S. patent term restoration and marketing exclusivity and biosimilars in the United States and EU

Depending upon the timing, duration and specifics of the FDA approval of Oxbryta and any of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension (also referred to as patent term restoration) under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term restoration of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the patent term extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves any application for patent term extension. Following the FDA approval of Oxbryta, we applied for restoration of patent term for Oxbryta.

Marketing exclusivity provisions under the FDCA provide a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the

FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator who holds the NDA for the active agent. The FDA has granted Oxbryta five-year marketing exclusivity, which will expire in November 2024.

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

In addition, in the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar” or “biosimilar” to or “interchangeable” with an FDA approved biological product. This pathway allows competitors to reference the FDA’s prior approvals regarding innovative biological products and data submitted with a BLA to obtain approval of a biosimilar application twelve years after the time of approval of the innovative biological product. The twelve-year exclusivity period runs from the initial approval of the innovator product and not from approval of a later new indication, if any. In addition, the twelve-year exclusivity period does not prevent another company from independently developing a product that is highly similar to the innovative product, generating all the data necessary for and seeking approval under a full BLA. Further, it is possible that a biosimilar applicant could obtain approval for one or more of the indications approved for the innovator product by extrapolating clinical data from one indication to support approval for other indications. In the EU, the EC has similarly granted marketing authorizations for biosimilars once the marketing exclusivity rights for the innovator product have expired. The EMA has published general and product class-specific guidelines to assist biosimilar developers in preparing marketing authorization applications for biosimilars. An applicant for a marketing authorization for a biosimilar in the EU is required to demonstrate through comparability studies with the ‘reference’ biological medicine that: (i) their biological medicine is highly similar to the reference medicine, notwithstanding natural variability inherent to all biological medicines; and (ii) there are no clinically meaningful differences between the biosimilar and the reference medicine in terms of safety, quality and efficacy. Both the United States and the EU provide pathways for biologics competitors to seek approval for biosimilar products at the end of the relevant exclusivity period or, in some circumstances, before such period expires (for example, if a biosimilar applicant obtains approval for one or more of the indications approved for the innovator product by extrapolating clinical data from one indication to support approval for other indications). We are aware of many pharmaceutical and biotechnology and other companies that are actively engaged in research and development of biosimilars or interchangeable products.

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

•
federal “sunshine” requirements imposed by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, on drug, device, biological and medical supply manufacturers when payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS under the Open Payments Program, information regarding any payment or other “transfer of value” made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
•
•
federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products;
•
the Foreign Corrupt Practices Act, or FCPA, prohibits any United States individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts; and
•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the EU, which adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect; and state laws related to insurance fraud in the case of claims involving private insurers.

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

In the United States, to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, CMS issued guidance to the issuers of qualified health plans sold through the ACA’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the Office of Inspector General, or OIG, of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons.

Third-party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. In November 2020, the OIG issued a Fraud Alert highlighting its view that pharmaceutical promotional speaker programs can pose a high risk of fraud and abuse. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations.

Regulations governing data collection and the use, processing and cross-border transfer of personal information

We have subsidiaries, employees and operations in Europe, which subject us to additional privacy restrictions, including in relation to employee information. We have also conducted, and expect to continue to conduct, clinical trials or continue to enroll subjects in our ongoing or future clinical trials in certain jurisdictions in which we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which became effective in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, ensuring certain accountability measures are in place and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR has increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will continue to be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Furthermore, the Data Protection Act 2018 in the UK “implements” and complements the EU’s GDPR, and is effective in the UK. In June 2021, the EC adopted an adequacy decision in respect of transfers of personal data to the UK for a four-year period (until June 2025). Similarly, the UK has determined that it considers all of the European Economic Area, or EEA (which consists of the EU Member States, plus Norway, Iceland and Liechtenstein) to be adequate for the purposes of data protection. This ensures that data flows between the UK and the EEA remain unaffected.

California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. Effective as of January 2020, the CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt out of certain sales or transfers of personal information, and also regulates employee information. Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters in November 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect in January 2023 (with certain provisions having retroactive effect to January 2022). While there is currently an exception in the CCPA and CPRA for protected health information that is subject to HIPAA, the CCPA and CPRA do and will impact our business activities. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas.

EU drug development, orphan drug and PRIME designations

In the EU, our product candidates may also be subject to extensive regulatory requirements. As in the United States, medicinal products can only be marketed if a marketing authorization from the competent regulatory authorities has been obtained.

Similar to the United States, the various phases of nonclinical and clinical research in the EU are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC, or Directive, has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the Member State regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and Ethics Committees of the Member State where they occurred.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, or Regulation, which replaced the current Clinical Trials Directive 2001/20/EC in January 2022, overhauling the current system of approvals for clinical trials in the EU. Specifically, the new Regulation, which is directly applicable in all Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

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

In June 2017, the EMA granted PRIME designation for Oxbryta for the treatment of SCD. The PRIME scheme is a regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need, where there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage. It is intended to build upon the scientific advice scheme and accelerated assessment procedure offered by EMA. The scheme is voluntary, and eligibility criteria must be met for a medicine to qualify for PRIME. The PRIME scheme is open to medicines under development and for which the applicant intends to make an initial MAA through the Centralized Procedure. If a medicine is selected for the PRIME scheme, the EMA:

•
appoints a rapporteur from the CHMP, or from the Committee for Advanced Therapies, or CAT, to provide continuous support and to build up knowledge of the medicine in advance of the filing of a marketing authorization application;
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

EU drug review and approval

In the EU, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of MAs:

The centralized MA is issued by the EC through the Centralized Procedure, based on the opinion of the CHMP, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines (gene-therapy, somatic cell-therapy or tissue-engineered medicines), and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. This mandatory Centralized Procedure applies in the case of Oxbryta for SCD, in light of the 2016 designation of Oxbryta as an orphan medicinal product for the treatment of SCD.

The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

Under the Centralized Procedure the maximum timeframe for the evaluation of an MAA by the EMA is generally 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the EC, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the Centralized Procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

National MAs, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EU, this National MA can be recognized in other Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which an MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a National MA in all the relevant Member States (i.e., in the RMS and the Concerned Member States).

Under the above-described procedures, before granting an MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized MAs (under the Northern Irish Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs in January 2021. For a period of two years from January 2021, the MHRA may rely on a decision taken by the EC on the approval of a new MAA in the Centralized Procedure to more quickly grant a new Great Britain MA. A separate application is required. The MHRA also has the power to have regard to MAs approved in EU Member States through Decentralized or Mutual Recognition Procedures with a view to more quickly granting an MA in the UK.

EU data and market exclusivity

In the EU, innovative medicinal products, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical or clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained an MA based on a MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

EU orphan designation and exclusivity

In the EU, the EC, after reviewing the opinion of the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are (1) intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (i) such condition affects not more than 5 in 10,000 persons in the EEA, or (ii) it is unlikely that the development of the medicine, without the benefits derived from orphan status, would generate sufficient return to justify the necessary investment in its development and (3) there exists no satisfactory method of diagnosis, prevention, or treatment for such condition authorized for marketing in the EU or, if such a method exists, the product will be a significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.

In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following MA approval. During this market exclusivity period, neither the EMA nor the EC nor any of the competent authorities in the EU Member States can accept an application or grant an MA for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if, after five years, it is established that the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be revoked in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the marketing authorization holder consents to such revocation; or (iii) the marketing authorization holder cannot supply enough orphan medicinal product. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In November 2016, we were granted orphan drug designation in the EU for Oxbryta for the potential treatment of SCD.

As of January 2021, a separate process for orphan drug designation applies in Great Britain. There is no pre-marketing authorization orphan designation (as there is in the EU) and the application for orphan designation will be reviewed by the MHRA at the time of the MAA. The criteria are the same as in the EU, except that they apply to Great Britain only (i.e., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain).

Pediatric Development in EU

In the EU, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which a marketing authorization is being sought. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate, or SPC, provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to 2 years before the SPC expires, even where the trial results are negative. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

The aforementioned EU rules are generally applicable in the EEA.

Brexit and the Regulatory Framework in the UK

In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as Brexit). Thereafter, in March 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The UK formally left the EU at the end of January 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired in December 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 2021 and has been formally applicable since May 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. It remains to be seen how Brexit will impact regulatory requirements for medicinal products and devices in the UK in the long-term.

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

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. For example, there is ongoing litigation over a change to the reimbursement formula under the 340B drug pricing program that is currently pending before the U.S. Supreme Court. In addition, there are multiple court cases related to attempts by numerous pharmaceutical manufacturers to restrict sales under the 340B program. It is unclear how these developments could affect covered hospitals who might purchase our current or future products and affect the rates we may charge such facilities for such products.

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

In recent years, additional laws have resulted in direct or indirect reimbursement reductions for certain Medicare providers, including:

•
The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, are suspended until March 2021, and are currently scheduled to remain in effect through 2030 unless additional Congressional action is taken.
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

U.S. Healthcare Reform and regulatory changes

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could affect our ability to profitably sell our products. In the United States, there have been and continue to be laws enacted by the federal government, state governments, regulators and third-party payors to control healthcare costs, and generally, to reform the healthcare system in the United States. For example, the ACA was passed in March 2010 and has substantially changed the way healthcare is delivered and financed by both governmental and private insurers. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. The required discount was increased to 70% in January 2019 pursuant to subsequent legislation.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 2021 through August 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In October 2017, former President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The former Trump administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in October 2017. In August 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, in June 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. However, in April 2020, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit's decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business. In addition, in December 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

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

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices, including for specialty drugs. At the federal level, President Biden signed an Executive Order in July 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations.

Additionally, in December 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

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

Research and Development

Research and development expenses were $211.6 million for the year ended December 31, 2021, $155.1 million for the year ended December 31, 2020 and $174.6 million for the year ended December 31, 2019.

Financial Information about Segments

We operate in one reporting segment that is dedicated to discovering, developing and commercializing novel therapeutics to treat grievous blood-based disorders. Refer to Note 1, “Organization and Basis of Presentation” in the Notes to Consolidated Financial Statements included elsewhere in this report.

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

In 2019, we established the infrastructure we believed was adequate for the commercial launch of Oxbryta in the United States, which occurred in December 2019. This included establishing a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize Oxbryta in the United States. Our commercialization of Oxbryta in the United States will continue to be expensive, difficult, risky and time consuming, and we may not deploy or have adequate resources over time to support the successful commercialization of Oxbryta. This is also true to a lesser extent with respect to our efforts to potentially commercialize Oxbryta in Europe and other areas outside of the United States. Any failures or delays in our commercial efforts, including with respect to any changes in related organizational structures, resources or activities following launch, could adversely impact the commercialization of Oxbryta or any other products, if any are approved.

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

With respect to certain geographical markets, we may seek to enter into collaborations with other entities to utilize their local marketing and distribution capabilities, such as our Distribution Agreement with Biopharma-Middle East and Africa, or Biopharma-MEA, to distribute Oxbryta in the Gulf Cooperation Council, or GCC, region, but we may be unable to enter into or maintain such agreements on favorable terms, if at all. If our collaborators do not commit sufficient resources to commercialize Oxbryta or future drugs, if any, and we are unable to develop the necessary sales and marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may also be competing with companies that currently have extensive and well-funded marketing and sales operations. For example, in November 2019, the FDA approved Novartis’ biologic, crizanlizumab, for the reduction of the frequency of vaso-occlusive crises, or VOCs, in patients with SCD, in October 2020, Novartis announced that the European Commission, or EC, approved crizanlizumab for the prevention of recurrent VOCs in patients with SCD, and, in October 2021, the UK’s National Institute for Health and Care Excellence (NICE) announced that it recommends crizanlizumab for use as part of a managed access agreement. Without an effective internal team or the support of a third party to perform marketing and sales functions, we would be unable to compete successfully against more established companies, and our commercial efforts and ability to generate revenues would be impaired.

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

Our target patient populations are small, and, accordingly, the pricing, coverage and reimbursement of Oxbryta or any of our product candidates, if approved, must be adequate to support our commercial infrastructure. To achieve profitability, our per-patient prices must be sufficient to recover our development and manufacturing costs and other expenses, and we must be able to sell sufficient amounts of product at these prices. Additionally, the availability of government funded or private insurance coverage for Oxbryta and any other product candidates for any approved indications, if any, and the extent of reimbursement by governmental and private payors, will be essential for most patients to be able to afford Oxbryta or any of our other specialty products, if approved. In particular, the monthly wholesale acquisition cost, or WAC, for Oxbryta tablets and tablets for oral suspension in the United States is $10,417, and a significant percentage of patients with SCD in the United States rely on government programs, such as Medicare and Medicaid, for their coverage of drugs and other medical care, so the availability of federal and state coverage of Oxbryta is critical to the success of our commercialization efforts for Oxbryta in the United States. Sales of Oxbryta or any future drug we may develop or obtain will depend substantially, both domestically and abroad, on the extent to which the costs of such drugs will be paid by third party payors, like private health insurers, including health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, and government health administration programs. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize Oxbryta or any future drug we may develop or obtain. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved drug products, and even more uncertainty related to the insurance coverage for products, such as Oxbryta, that receive accelerated approval by the FDA under Subpart H (including in the period before required post-marketing confirmatory studies to verify clinical benefit). The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Moreover, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. For example, the payor’s reimbursement payment rate may not be adequate or may require co-payments that patients find unacceptably high. Additionally, coverage and reimbursement for products can differ significantly from payor to payor. Factors payors consider in determining reimbursement are based on whether the product is: a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational.

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

With the regulatory approval of Oxbryta, and with respect to any other product candidate that receives regulatory approval in any jurisdiction, we are and will be subject to ongoing regulatory obligations and scrutiny, which may include significant restrictions relating to product labeling, distribution or other post-marketing requirements.

Even if a product candidate is approved, regulatory authorities may still impose significant restrictions on its indicated uses, approved labeling, distribution or marketing or may impose ongoing requirements for potentially costly post-marketing studies. For example, because the FDA approved Oxbryta under the accelerated approval pathway under Subpart H, we must conduct at least one post-marketing confirmatory study to verify clinical risk/benefit, which we intend to satisfy through our HOPE-KIDS 2 Study, and we may not be able to successfully and timely complete this study or any other post-marketing confirmatory study as required to maintain approval or achieve full approval. Also, the FDA has restricted the indicated use of Oxbryta under the approved label to patients 4 years and older. While we plan to conduct additional studies to potentially lower the indicated age range to 9 months of age, failure to reach agreement with the FDA on these studies, failure to obtain adequate results from them, or disagreements with regulatory authorities over the interpretation of the results may prevent expansion of the age range within our approved label.

Furthermore, any new legislation addressing drug safety or other drug related issues could result in delays or increased costs to assure compliance. With respect to Oxbryta and any other product candidate that is approved, at a minimum, they will each be subject to current standard ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, regulatory agencies may not approve labeling claims that are necessary or desirable for the successful commercialization of Oxbryta, inclacumab, GBT601 or any other product candidates.

For example, the development of Oxbryta for the prophylactic treatment of SCD in pediatric patients is an important part of our current business strategy, and if we are unable to obtain full regulatory approval for Oxbryta for the desired age ranges or other key labeling parameters, our business is likely to suffer.

In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMPs. For Oxbryta, inclacumab, GBT601 and any other product candidates we may pursue, we are wholly reliant on third-party contract manufacturers for clinical as well as any commercial supplies of product candidates and products. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP requirements and must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. We are also required to report certain production problems, if any, to the FDA and comparable foreign regulatory authorities, and to comply with requirements concerning advertising and promotion for Oxbryta and any future products. In addition, we are subject to obligations to timely report any adverse events or serious adverse events relating to Oxbryta and our product candidates. Our failure to report adverse events we become aware of within the prescribed timeframes could have serious negative consequences for our commercialization, development programs, business and operations. In addition, any promotional communications or materials for prescription drugs are subject to a variety of complex legal and regulatory restrictions, including, but not limited to, consistency with the approved product’s approved label. Failure to obey these standard marketing requirements for Oxbryta or any other approved product, if any, could have serious negative consequences for our commercialization activities, business and operations.

If the FDA or any comparable foreign regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with a sponsor’s activities relating to the promotion, marketing or labeling of a product, these regulatory agencies may impose restrictions or sanctions on that product or us, including requiring withdrawal of the product from the market. In addition, in the United States, a wide range of commercialization and pre-launch activities relating to a product candidate are subject to potential for significant civil and/or criminal liability and sanctions under federal anti-kickback and fraud and abuse statutes and regulations. If we fail to comply with any of these complex applicable regulatory requirements, a regulatory agency or enforcement authority may:

•
issue untitled or warning letters;
•
impose civil or criminal penalties;
•
impose injunctions;
•
impose fines;
•
impose additional specialized restrictions on the company’s activities and practices;
•
suspend regulatory approval;
•
suspend ongoing clinical trials;
•
seek voluntary or mandatory product recalls and impose publicity requirements;

•
refuse to approve pending applications or supplements to approved applications submitted by us;
•
impose restrictions on our operations, including closing our contract manufacturers’ facilities; or
•
seize or detain products.

As a company, our experience with obtaining approval for, launching and commercializing any product candidate or product, and with complying with most of the complex ongoing regulatory requirements for maintaining an approved product on the market has been limited to Oxbryta. It will continue to take significant effort and management attention to address compliance with these requirements with respect to Oxbryta in the United States, in Europe and in any other jurisdiction for which we seek to commercialize Oxbryta or any other product candidate, if approved. Ensuring business arrangements comply with applicable healthcare laws and regulatory requirements, as well as responding to possible government investigations of alleged violations of law, could require us to expend significant time and resources in response, and could divert management’s attention from our business and generate negative publicity even if significant liabilities do not result. Any failure to comply with these complex ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from Oxbryta or to obtain approval for, launch, commercialize and generate revenues from inclacumab, GBT601 or any other product candidates. If we are subject to regulatory sanctions or if regulatory approval for our product candidates is withdrawn or limited, our business, prospects, financial condition and results of operations would be significantly harmed.

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

Additionally, at the federal level, statutes and regulations routinely impact a variety of parameters relating to federal programs and Medicaid. For example, CMS’s final rule regarding the Medicaid drug rebate program, issued in 2016, revised the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program. The full impact of these federal laws and regulations, as well as other new laws and reform measures that may be proposed and adopted in the future, remains uncertain, but may result in additional reductions in Medicaid and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations.

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

Moreover, there have been a number of other legislative and regulatory changes in recent years aimed at the biopharmaceutical industry. For instance, the Drug Quality and Security Act imposes obligations on manufacturers of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the product to individuals and entities to which product ownership is transferred, to label product with a product identifier, and to keep certain records regarding the product. The transfer of information to subsequent product owners by manufacturers must be done electronically. Manufacturers are also required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, manufacturers have product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

Accordingly, at this time it is difficult to determine the full impact of these efforts on our business. In the United States, many patients with SCD participate in the Medicaid program, and the impact of uncertainty or changes relating to the ACA or healthcare programs, insurance coverage or reimbursement generally have a particularly significant impact on our business or results of operations. Additionally, it is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect our patient support programs, which could result in fewer patients using Oxbryta or other products that we may develop and commercialize, and, therefore, could have a material adverse effect on our sales, business and financial condition.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize Oxbryta and our product candidates.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies and development candidates that are or may compete with Oxbryta, inclacumab and GBT601 for the potential treatment of SCD. For example, the FDA approved Novartis’ crizanlizumab in November 2019. Both crizanlizumab and inclacumab are human monoclonal antibodies against P-selectin for the treatment of VOCs in patients with SCD. The FDA’s approval of crizanlizumab resulted in another new and innovative SCD product entering the United States SCD market approximately one week earlier than Oxbryta, and substantially earlier than any potential approval of our inclacumab product candidate (which could be a direct competitor to crizanlizumab) or GBT601. In addition, Novartis announced in October 2020 that the EC approved crizanlizumab for the prevention of recurrent VOCs in patients with SCD, and, in October 2021, the UK’s NICE announced that it recommends crizanlizumab for use as part of a managed access agreement, which meant that crizanlizumab was approved in Europe before the EC approved Oxbryta for use in the EU. As a result, the commercialization of crizanlizumab may impact our commercialization of Oxbryta, as well as inclacumab and GBT601 if we are successful in developing and obtaining approval for such product candidates for SCD patients.

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

Our initial development and commercialization efforts are focused on the potential of Oxbryta to treat SCD. Our projections of both the number of people who have SCD, as well as the subset of people with SCD who have the potential to benefit from treatment with Oxbryta, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of SCD. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is ongoing, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potential addressable patient population for Oxbryta and our product candidates may be limited or may not be amenable to treatment with Oxbryta or our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Restrictions on labeling of any approved product, including any restrictions that may be imposed in connection with any approval under Subpart H, may also limit the size of the potential market for Oxbryta and our product candidates. Further, even if we obtain significant market share for Oxbryta or any other drug we may develop or obtain, because the potential target populations are small, we may never achieve profitability despite obtaining such significant market share.

Risks Related to Our Financial Position, Our Need for Additional Capital and Our Indebtedness

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

We are a biopharmaceutical company with only one drug, Oxbryta, approved for marketing, and Oxbryta is currently approved for marketing only in two major markets, the United States and the EU. We also have a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing Oxbryta, and our current clinical development activities are focused on Oxbryta and our drug candidates. We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses were $303.1 million and $247.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $1.3 billion. We only began to generate revenues with the December 2019 commercial launch of Oxbryta, and have financed our operations primarily through the sale of equity securities and, to a lesser extent, through debt financing, including convertible debt. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

•
commercialize Oxbryta and continue related clinical development, including conducting (i) our Phase 2a HOPE-KIDS 1 Study of Oxbryta, (ii) our Phase 3 HOPE-KIDS 2 Study, which we intend to serve as our post-confirmatory study of Oxbryta in SCD (and any other post-marketing studies that may be required by regulatory authorities, if any), and (iii) any additional clinical trials of Oxbryta we may conduct now or in the future in SCD patients or for any other indications for Oxbryta, inclacumab, GBT601 or any other product candidates, if any;
•
establish and maintain manufacturing and supply relationships with third parties that can provide adequate supplies (in amount and quality) of Oxbryta, inclacumab, GBT601 or any other product candidates to support commercialization and further clinical development;
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
•
advance our other programs, including inclacumab, GBT601 and any other product candidates, through nonclinical and clinical development and commence development activities for any additional product candidates we may identify and pursue; and
•
expand our organization to support our commercialization, research, development and medical activities and our operations as a public company.

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

We are currently commercializing Oxbryta and investigating Oxbryta in clinical development to support its potential full approval by the FDA and opportunities for potential label expansion. Among other activities, we are evaluating the safety and pharmacokinetics of single and multiple doses of Oxbryta in our HOPE-KIDS 1 Study, a Phase 2a clinical trial in adolescent and pediatric patients with SCD. Our clinical program for Oxbryta also includes our HOPE-KIDS 2 Study, which is our TCD post-confirmatory study of Oxbryta in SCD (to potentially satisfy the FDA’s requirement for a post-confirmatory study under Subpart H). In light of the COVID-19 pandemic, we temporarily delayed or paused our research and development activities, including temporarily pausing screening and enrollment in all GBT-sponsored clinical trials (including our HOPE-KIDS 2 Study). Activities on our clinical trials have resumed, with measures in place that we believe are appropriate. In addition, we have initiated and plan to initiate clinical trials on our product candidates, inclacumab and GBT601, and we are conducting nonclinical research activities in other programs. While we have resumed clinical trial activities, we have continued to see a negative impact on enrollment and certain other aspects of our clinical trials that we believe are related to the continuing COVID-19 pandemic, and we do not know with any certainty the long-term impact of the COVID-19 pandemic on our clinical development activities.

Discovering, developing and commercializing biopharmaceutical products is expensive and time-consuming, and we expect our selling, general and administrative and research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue to commercialize Oxbryta and engage in research and development efforts for Oxbryta, inclacumab, GBT601 and other product candidates that we may identify and pursue in clinical trials. As of December 31, 2021, and December 31, 2020, we had working capital of $714.0 million and $553.1 million, respectively, and capital resources consisting of cash and cash equivalents and investments totaling $734.8 million and $560.9 million, respectively. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. Because the outcome of commercialization, reimbursement and any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully commercialize Oxbryta and complete our ongoing and planned additional development of activities for Oxbryta or any other product candidates.

Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize Oxbryta, inclacumab, GBT601 or any other product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•
our ability to successfully commercialize Oxbryta, inclacumab, GBT601 and any other product candidates we may identify and develop;
•
the manufacturing, selling, and marketing costs associated with the commercialization of Oxbryta and the potential commercialization of inclacumab, GBT601 and any other product candidates we may identify and develop, including the cost and timing of establishing or maintaining our sales and marketing capabilities in any territory(ies);
•
the amount and timing of sales and other revenues from Oxbryta, inclacumab, GBT601 and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;
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
•
the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our ongoing and future clinical trials of Oxbryta, inclacumab, GBT601 or any other product candidate that we may identify and develop;
•
the costs of obtaining clinical and commercial supplies of Oxbryta, inclacumab, GBT601 and any other product candidates we may identify and develop;
•
our ability to advance our development programs, including for Oxbryta, inclacumab, GBT601 and any other potential product candidate programs we may identify and pursue, the timing and scope of these development activities, and the availability of approval for any of our other product candidates;
•
our ability to successfully obtain any additional regulatory approvals from any regulatory authorities, and the scope of any such regulatory approvals, to market and sell Oxbryta, inclacumab, GBT601 and any other product candidates we may identify and develop in any territory(ies);

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit or terminate our development or commercialization activities for Oxbryta, inclacumab, GBT601 or for any other product candidates we may identify and pursue, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, prospects, financial condition and results of operations.

We have incurred a significant amount of debt and may in the future incur additional indebtedness. Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

As of December 31, 2021, our total indebtedness was $580.4 million, including $334.0 million of indebtedness outstanding under our 1.875% Convertible Senior Notes due 2028, or the 2028 Notes, and $246.4 million of indebtedness under our amended and restated loan agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, BPCR Limited Partnership, as a lender, and Biopharma Credit Investments V (Master) LP, as a lender. Subject to the limitations in the terms of our existing and future indebtedness, we may incur additional indebtedness, secure existing or future indebtedness or refinance our indebtedness. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance and our ability to generate sufficient cash flow from our operations, which are subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for research and development, working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for research and development, working capital, capital expenditures, expansion plans and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Additionally, if we are unable to generate sufficient cash flow to service our indebtedness and fund our operations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as risks associated with our indebtedness under the 2028 Notes, the Term Loan, our need to raise additional capital to support our operations and to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

We have incurred indebtedness under convertible senior notes and are party to a loan and security agreement that contains operating covenants that may restrict our business and financing activities.

In December 2021, we issued the 2028 Notes, pursuant to which we pay interest semiannually in arrears at a rate of 1.875% per year. The 2028 Notes will mature on December 15, 2028, unless earlier converted or repurchased, at which time we will settle any conversions of the 2028 Notes in cash, shares of our common stock or a combination thereof, at our election. Under certain circumstances, the holders of the 2028 Notes may require us to repay all or a portion of the principal and interest outstanding under the 2028 Notes in cash prior to their maturity date, which could have an adverse effect on our financial results.

In December 2021, we entered into the Term Loan, for a senior secured credit facility under which we were extended an additional $100.0 million in addition to the initial term loan tranche in an aggregate principal amount of $75.0 million that was drawn upon execution of the original loan agreement, or the Prior Loan Agreement in December 2019 and a subsequent term loan tranche in an aggregate principal amount of $75.0 million that was drawn under the Prior Loan Agreement in November 2020. Borrowings under the Term Loan are secured by a first priority security interest in and a lien on substantially all of our assets, subject to certain exceptions.

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

Any inability to comply with the terms of the 2028 Notes or the Term Loan may negatively affect our business operations and financial condition.

Conversion of the convertible debt securities, such as the 2028 Notes, may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

In August 2020, the Financial Accounting Standards Board published Accounting Standards Update No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which we have early adopted. The standard changes the accounting for the convertible debt instruments, which includes eliminating beneficial conversion feature and cash conversion models resulting in more convertible instruments being accounted for as a single unit, and simplifies classification of debt on the balance sheet and earnings-per-share calculations. The if-converted method will be required to be used for all convertible instruments that can be settled in whole or in part in cash, including the 2028 Notes, in calculating dilutive earnings per share. The “if-converted” method may dilute the ownership interests of our stockholders. Upon conversion of the 2028 Notes, as we have elected to irrevocably fix the settlement method to physical settlement in the indenture governing the notes, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2028 Notes may encourage short selling by market participants because the conversion of the 2028 Notes could be used to satisfy short positions, or anticipated conversion of the 2028 Notes into shares of our common stock could depress the price of our common stock.

The capped call transactions that we entered into in connection with the 2028 Notes may adversely affect the value of our common stock.

In connection with the pricing of the 2028 Notes, we entered into capped call transactions, which we refer to as the Capped Calls, with certain of the initial purchasers of the 2028 Notes and other financial institutions, which we refer to as the Capped Call Counterparties. The Capped Calls are expected generally to reduce the potential equity dilution upon conversion of any of the 2028 Notes, with such reduction subject to a cap. In connection with establishing their initial hedges of the Capped Calls, the Capped Call Counterparties or their respective affiliates have advised us that they purchased shares of our common stock or entered into various derivative transactions with respect to our common stock. The Capped Call Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock or purchasing or selling our common stock or other of our securities in secondary market transactions prior to the maturity of the 2028 Notes (and are likely to do so on each exercise date for the Capped Calls, which are expected to occur on each trading day during the 30 trading day period beginning on the 31st scheduled trading day prior to the maturity date of the notes, or following any termination of any portion of the Capped Calls in connection with any repurchase, redemption or early conversion of the 2028 Notes). This activity could cause a decrease or avoid an increase in the market price of our common stock. The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

We are subject to counterparty risk with respect to the capped call transactions.

The Capped Call Counterparties are financial institutions, and we are subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the Capped Call Counterparties will not be secured by collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a Capped Call Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such Capped Call Counterparty. Our exposure will depend on many factors, but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by a Capped Call Counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the Capped Call Counterparties.

The phase-out, replacement, or unavailability of the London Inter-Bank Offered Rate, or LIBOR, could affect interest rates under the Term Loan, as well as our ability to obtain future debt financing on favorable terms.

We are subject to interest rate risk on floating interest rate borrowings under the Term Loan. Borrowings under our credit facilities use the three-month LIBOR as a benchmark for establishing the interest rate. In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated that it would phase out LIBOR as a benchmark after 2021 to allow for an orderly transition to an alternative reference rate, and alternatives have been proposed. The Term Loan provides that in the event the three-month LIBOR is not available as a benchmark for determining the applicable interest rate under the Term Loan or a specific date is identified after which the three-month LIBOR shall no longer be used for determining interest rates for loans, we and the lender will endeavor to establish an alternative rate of interest that gives consideration to the then prevailing market convention for determining a rate of interest for loans in the United States and will enter into an amendment to the Term Loan to reflect such rate as agreed between the parties, along with such other related changes to the Term Loan as may be applicable. It is not presently known whether any alternative reference rates to the three-month LIBOR that have been proposed will attain long-term market acceptance as replacements of the three-month LIBOR. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Furthermore, the consequences of the transition from LIBOR could result in an increase in the cost of our borrowings on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. Uncertainty as to the nature of such phase-out and selection of an alternative reference rate, together with disruption in the financial markets, could have a material adverse effect on our financial condition, results of operations and cash flows, and may adversely affect our ability to obtain future debt financing on favorable terms.

Risks Related to Our Business and the Clinical Development, Regulatory Review and Approval of Our Product Candidates

If we are unable to obtain regulatory approval to further expand Oxbryta’s label in the United States or regulatory approval in additional jurisdictions for Oxbryta or one or more jurisdictions for inclacumab, GBT601 or any other product candidates that we may identify and develop, our business will be substantially harmed.

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities such as the European Medicines Agency, or EMA, is lengthy and unpredictable and depends upon numerous factors. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have obtained regulatory approval for Oxbryta only in two major markets, the United States and the EU. In addition, Great Britain will no longer be covered by centralized MAs, which includes our MA for Oxbryta, as a result of the UK’s exit from the EU (often referred to as Brexit). Accordingly, we are utilizing the EC Decision Reliance Procedure available for a period of two years from January 1, 2021, to seek approval of Oxbryta in Great Britain by the Medicines and Healthcare products Regulatory Agency, or MHRA. While utilizing the EC Decision Reliance Procedure may significantly accelerate the potential regulatory approval of Oxbryta in Great Britain as compared to making a completely separate application in parallel to our MAA with the EMA, there is no guarantee as to if or when the MHRA will approve such application. Under our distributorship arrangement in the GCC, we plan to seek additional regulatory approvals for Oxbryta over time in the relevant countries. It is possible that we will never obtain these or any other regulatory approvals for Oxbryta, inclacumab, GBT601 or any other product candidates we may seek to develop in the future.

Applications for product candidates could fail to receive regulatory approval for many reasons, including, but not limited to:

•
we may not be able to demonstrate to the satisfaction of regulatory authorities (including the FDA and comparable foreign regulatory authorities) that Oxbryta, inclacumab, GBT601 or any other product candidates we may develop are safe and effective for any proposed indications;

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
•
the data and results collected from nonclinical studies or clinical trials of Oxbryta, inclacumab, GBT601 and any other product candidates that we may identify and pursue may not be sufficient to support the submission for regulatory approval;
•
we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;
•
the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract and rely on for all clinical and commercial supplies of Oxbryta, inclacumab, GBT601 and any other product candidates (if any); and
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may change in a manner that renders our development or manufacturing efforts insufficient for approval.

The lengthy regulatory review and approval process, as well as the inherent unpredictability of the results of nonclinical studies and clinical trials, and our reliance on third-party manufacturers for any product candidates, may result in our failure to obtain regulatory approval to market Oxbryta in additional jurisdictions outside of the United States or to market inclacumab, GBT601 or other product candidates that we may pursue in the United States or elsewhere, which would significantly harm our business, prospects, financial condition and results of operations.

Expedited development and regulatory approval programs for Oxbryta, such as the accelerated approval under Subpart H, may not lead to a faster development or regulatory review or approval process, may not lead to any approval, and may lead to an approval that is later withdrawn.

The FDA approved Oxbryta through the accelerated approval process under Subpart H, and also approved under the accelerated approval process under Subpart H our regulatory application that expanded the Oxbryta label to include treatment of SCD in children ages 4 to 11 years. While the FDA approved Oxbryta under Subpart H, we cannot be assured that any other product candidates that we may develop will qualify for or benefit from any such expedited programs in the United States, including under Subpart H, or in any foreign regulatory jurisdictions.

In June 2017, the EMA granted PRIME designation for Oxbryta for the treatment of SCD. The PRIME scheme is a regulatory mechanism that provides for early and proactive EMA support to medicine developers to help patients benefit as early as possible from innovative new products that have demonstrated the potential to significantly address an unmet medical need. We cannot be assured that Oxbryta or any other product candidates that we may develop will benefit from a PRIME designation.

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

All of our programs other than Oxbryta are still in earlier development stages, so we remain very reliant on the potential success of Oxbryta in the clinic and in the marketplace. If we are unable to successfully commercialize Oxbryta for SCD or complete clinical development activities for Oxbryta in accordance with our plans, or experience delays in doing so, our business will be materially harmed.

To date, we have invested a majority of our efforts and financial resources in the nonclinical and clinical development of Oxbryta, including conducting nonclinical studies and clinical trials, seeking regulatory approval, and providing general and administrative support for these operations. Our other clinical product candidates are in the earlier stages of development, and our only clinical development program for Oxbryta is in SCD. Our future success is highly dependent on our ability to successfully continue to develop, obtain and maintain regulatory approval for, and commercialize Oxbryta inside and outside the United States for SCD.

We are evaluating Oxbryta in SCD patients in our ongoing HOPE-KIDS 1 Study, our HOPE-KIDS 2 Study (which is our post-approval confirmatory study), and other ongoing and planned clinical trials. In light of the COVID-19 pandemic, we temporarily delayed or paused certain of our research and development activities, including temporarily pausing screening and enrollment in all GBT-sponsored clinical trials. Activities on our clinical trials have resumed, with measures in place that we believe are appropriate. While we have resumed clinical trial activities, we have continued to see a negative impact on enrollment and certain other aspects of our clinical trials that we believe are related to the continuing COVID-19 pandemic, and we do not know with any certainty the long-term impact of the COVID-19 pandemic on our clinical development activities. Additionally, our current and planned clinical trials, as well as sickle cell-related clinical trials of other entities, target the same or similar patient populations, and the competition to enroll such patients could make our enrollment slower or more difficult than expected.

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

We cannot be certain that Oxbryta, inclacumab, GBT601 or any other product candidates that we seek to develop will be successful in nonclinical studies or clinical trials or receive and maintain any regulatory approvals. If we do not receive regulatory approval for, regulatory approval is withdrawn from, or we otherwise fail to successfully commercialize Oxbryta, inclacumab, GBT601 or any other product candidates, we are likely to need to spend significant additional time and resources to identify other product candidates, advance them through nonclinical and clinical development and apply for regulatory approvals, which would adversely affect our business, prospects, financial condition and results of operations.

The development of Oxbryta as a potential disease-modifying anti-sickling agent in SCD patients represents a novel therapeutic approach, and there is a risk that the outcomes of our clinical trials will not be favorable or otherwise support any further decision to seek, grant, expand the scope of, or maintain, any regulatory approval.

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

In particular, regulatory authorities in the United States and Europe have not issued definitive guidance as to how to measure and achieve efficacy in treatments for SCD. Based on our discussions with the FDA regarding the design for the HOPE Study, we determined to measure change in hemoglobin levels as the primary endpoint in the Phase 3 HOPE Study. This primary endpoint had not been used previously in a registration study for any SCD treatment. While the FDA as well as the EC granted marketing approval for Oxbryta partly on the basis of this novel endpoint, other regulators may not accept such data as support for a regulatory application or approval.

We did not achieve statistically significant results with respect to either potential key secondary endpoint in Part A of the HOPE Study (relating to episodes of VOCs and to the Patient Reported Outcome instrument developed by us), and we may not achieve key endpoints in other clinical trials, including any post-marketing confirmatory studies for Oxbryta. In addition, we may not achieve the same results with respect to the primary endpoint in Part A of the HOPE Study in other ongoing of future clinical trials, including our ongoing TCD post-confirmatory study, the HOPE-KIDS 2 Study. Any inability to design clinical trials with protocols and endpoints acceptable to applicable regulatory authorities, and to obtain and maintain regulatory approvals for Oxbryta, inclacumab, GBT601 and any other product candidates that we may pursue, would have an adverse impact on our business, prospects, financial condition and results of operations.

Results of earlier studies may not be predictive of future clinical trial results, and initial studies may not establish or maintain an adequate safety or efficacy profile for Oxbryta, inclacumab, GBT601 or other product candidates that we may pursue to justify proceeding to advanced clinical trials or an application for regulatory approval.

The results of nonclinical studies and clinical trials of Oxbryta, inclacumab, GBT601 and of any other product candidates that we may pursue may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial may not necessarily predict final results. For example, our nonclinical studies and clinical trials to date of Oxbryta in SCD have involved mostly one genotype of SCD, known as HbSS, and the results of these studies may not be replicated in other genotypes of SCD in clinical trials or in the general patient population. In addition, the results obtained in our development program for SCD patients aged 12 years and older, such as in our Phase 3 HOPE Study, may not be replicated in our ongoing studies in pediatric populations, including our HOPE-KIDS 1 Study and HOPE-KIDS 2 Study.

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

In addition, nonclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval, in part because of differing interpretations of data and results by regulatory authorities. For example, our HOPE-KIDS 1 Study designed to evaluate the effect of Oxbryta on exercise capacity, as measured by cardiopulmonary exercise testing (CPET) in patients 12 years of age and older with SCD, utilizes an “open-label” trial design, and we may use open-label trial designs in the future. An open-label clinical trial is one in which both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. In many cases, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels, as in the case of our HOPE-KIDS 1 Study. Open-label clinical trials may be subject to “patient bias,” where patients perceive their symptoms to have improved merely due to their awareness of receiving the treatment under investigation, or “investigator bias,” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of the treatment administered to patients and may interpret the information of a treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with Oxbryta or any of our product candidates when studied in a controlled environment with a placebo or active control. In addition, data and results from later studies or programs may conflict with earlier findings for a variety of other reasons.

Our failure to demonstrate the required characteristics to support continued marketing of Oxbryta, full FDA approval, additional marketing approval for Oxbryta inside or outside of the United States, or marketing approval for inclacumab, GBT601 or any other product candidate we may choose to develop, in any ongoing or future clinical trials would substantially harm our business, prospects, financial condition and results of operations.

Before we are able to obtain any marketing approval for Oxbryta outside of the United States and the EU, foreign regulatory authorities may impose additional requirements, the scope of which are not fully known at this time.

Before we can obtain any marketing approval for a product candidate for any potential indication, we must successfully complete clinical trials. The FDA typically requires at least two pivotal, well-controlled Phase 3 clinical trials as a condition to the submission of an NDA or BLA and does not usually consider a single Phase 3 clinical trial to be adequate to support product approval. The FDA will typically only consider relying on one pivotal trial if, in addition, other well-controlled studies of the drug exist (for example, for other dosage forms or in other populations) or if the pivotal trial is a multi-center trial that provides highly reliable and statistically strong evidence of an important clinical benefit, and a confirmatory study would have been difficult to conduct on ethical grounds.

The FDA approved Oxbryta for the treatment of SCD under the accelerated approval pathway under Subpart H, and approval under this accelerated pathway means that we are required to conduct at least one post-marketing confirmatory study sufficient to verify Oxbryta’s clinical benefit, which we intend to satisfy through our HOPE-KIDS 2 Study. With respect to Europe, the EC granted marketing authorization for Oxbryta for the treatment of hemolytic anemia due to SCD following a positive opinion by the Committee for Medicinal Products for Human Use, or CHMP. Following such positive opinion by the CHMP, we submitted an application to the MHRA for a Great Britain Marketing Authorisation using the EC Decision Reliance Procedure, and, despite such positive opinion and the EU approval, there is no guarantee as to if or when the MHRA will authorize marketing approval of Oxbryta in the UK.

Foreign authorities may not consider the results of our ongoing, planned or potential future clinical trials of Oxbryta to be sufficient to obtain or maintain any regulatory and/or pricing or reimbursement approvals outside of the United States. For example, Oxbryta may not be approved for marketing in the UK. Any post-marketing confirmatory studies, if required, would result in increased costs and potential delays in the clinical development and marketing approval process outside the United States, which may require us to expend more resources than are available to us. In addition, it is possible that the FDA and the comparable foreign authorities may have divergent opinions on the elements necessary for a successful NDA or other application for marketing authorization, as applicable, which may cause us to alter our development, regulatory and/or commercialization strategies.

We may encounter substantial delays in conducting or completing our clinical trials, which in turn will result in additional costs and may ultimately prevent successful or timely completion of the clinical development and commercialization of Oxbryta, inclacumab, GBT601 or any other product candidates we may identify and pursue.

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

Clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize a drug or product candidate or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize Oxbryta and our product candidates. In addition, any delays in completing our clinical trials will increase our costs, slow down our drug development and approval process or jeopardize our ability to maintain our current FDA approval of Oxbryta (or to achieve full FDA approval or additional product approvals outside of the United States), and jeopardize our ability to continue or commence product sales and generate revenues. Any of these occurrences may significantly harm our business, prospects, financial condition and results of operations.

Difficulty in enrolling patients or maintaining compliance with dosing or other requirements in our clinical trials could delay or prevent clinical trials of Oxbryta or our product candidates, which in turn could delay or prevent our ability to obtain or maintain the regulatory approvals necessary to commercialize Oxbryta and our product candidates.

Identifying and qualifying patients to participate in our ongoing and planned clinical trials of Oxbryta, inclacumab, GBT601 and any other product candidates that we may develop are critical to our success. Our clinical development efforts are initially focused on rare chronic blood diseases. For example, according to estimates by the Centers for Disease Control and Prevention, the prevalence of SCD, for which Oxbryta is indicated, is approximately 100,000 individuals in the United States. Accordingly, there are limited patient pools from which to draw for clinical trials in our target indications. We may not be able to identify, recruit, and enroll a sufficient number of subjects to complete our clinical trials because of the perceived risks and benefits of the study drug, the availability of competing therapies, the competition for such subjects as a result of other clinical trials we are conducting, as well as sickle cell-related clinical trials of other entities, that target the same or similar patient populations, the proximity and availability of clinical trial sites for prospective subjects, the availability and willingness of patients to participate in clinical trials and the subject referral practices of physicians, among other factors.

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

Clinical trials by their nature utilize only a small sample of the potential patient population. For example, our Phase 3 HOPE Study in SCD patients represents only a very small fraction of all patients with SCD. Side effects of Oxbryta, inclacumab, GBT601 or any other product candidates that we may develop may be uncovered only in later stages of clinical trials, or only in trials involving different patient populations (such as pediatric patients), or only during post-approval studies, such as our HOPE-KIDS 2 Study (our TCD confirmatory study), or the safety reporting required for approved products. Many approved drugs and product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Moreover, a nonclinical toxicology study with Oxbryta in non-humans and clinical trials involving other hemoglobin modifiers (other than Oxbryta) have shown a decrease in oxygen delivery to tissue when a significant percentage of hemoglobin is modified. Hemoglobin modifiers, by increasing HbS’s affinity for oxygen, can cause a shift in oxygen levels, potentially resulting in tissue hypoxia. To date, clinical studies of Oxbryta have not shown evidence of tissue hypoxia. However, if Oxbryta or any other product candidates that we may develop are associated with tissue hypoxia or any other undesirable side effects or unexpected undesirable characteristics in clinical trials or nonclinical studies, we may need to abandon their development or limit their development to more narrow uses or subpopulations, which could adversely affect our business, prospects, financial condition and results of operations. In addition, with respect to Oxbryta, such a result may also significantly impact or require us to terminate our commercial sales of Oxbryta.

Although the FDA and the European Commission have each granted orphan drug designation for Oxbryta for the potential treatment of SCD, we may not receive orphan drug designation for inclacumab, GBT601 or any other product candidates for which we may submit new applications for orphan drug designation, and any orphan drug designations that we have received or may receive in the future may not confer marketing exclusivity or other expected commercial benefits.

Our business strategy focuses on the development of product candidates for the treatment of rare, chronic blood disorders that may be eligible for FDA or EU orphan drug designation. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. In 2015 and 2016, respectively, the FDA and the EC (acting on a positive recommendation by the EMA) each granted orphan drug designation for Oxbryta for the treatment of patients with SCD.

Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same indication for that time period. The applicable period is seven years in the United States and 10 years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Although the FDA and the EMA have each granted orphan drug designation to Oxbryta for the treatment of SCD, we may apply for orphan drug designation for Oxbryta in other jurisdictions or for other indications, or for inclacumab, GBT601 or other product candidates we may develop and pursue in the future. Applicable regulatory authorities may not grant us these additional designations. In addition, the exclusivity granted under any orphan drug designations that we have received from the FDA and the EMA, or may receive from any other regulatory authorities (if any), may not effectively protect Oxbryta or any other product candidate we pursue from competition because different products can be approved for the same condition. For example, in the United States, even after an orphan drug is approved, the FDA can subsequently approve another product for the same condition if the FDA concludes that the later product is clinically superior, or the FDA can approve a competitor application for the same product for a different indication than the orphan drug designation. In addition, legislators or regulators may reevaluate and elect to modify orphan drug exclusivity laws or regulations in ways that could materially impact existing or future orphan drug designations. We do not know if, when, or how such authorities may change their orphan drug regulations and policies in the future, and it is uncertain how any changes may affect our business. Any inability to secure or maintain orphan drug designation or the exclusivity benefits of this designation would have an adverse impact on our ability to develop and commercialize our product candidates. In addition, even if any orphan drug designations we receive are maintained, we may be unable to realize significant commercial benefits from these regulatory exclusivities for Oxbryta or any other product candidate we pursue.

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

In addition, the execution of nonclinical studies and clinical trials, the subsequent compilation and analysis of the data and results produced, and the supply of product for our trials and commercialization, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. These third parties may terminate their agreements with us upon short notice for our uncured material breach, or under certain other circumstances. If any of our relationships with our third-party CROs or other key vendors (including manufacturing and testing facilities) terminates, we may not be able to enter into arrangements with alternative CROs or other key vendors on a timely basis or at all, or do so on commercially reasonable terms. In addition, our CROs and other key vendors are not our employees, and except for remedies available to us under our agreements with them, we cannot control whether they devote sufficient time and resources to our programs. Furthermore, these third-party CROs or other key vendors may also have relationships with other entities, some of which may be our competitors. If CROs or other key vendors do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data and results they obtain or the product they supply is compromised for any reason (including failure to adhere to our protocols, or regulatory requirements), our development activities may be extended, delayed, or terminated and we may not be able to seek, obtain or maintain regulatory approval for or successfully commercialize Oxbryta or any of our product candidates. Switching or adding CROs or any other key vendors involves additional cost, time and management resources and focus. In addition, our CROs or other key vendors may also generate higher costs than anticipated.

In addition, in connection with any marketing application for our product candidates, pre-approval inspections by a regulatory agency of our facilities and/or those of third parties involved in the drug development program may occur, including at clinical trial sites, CMOs or other third parties on which we are very reliant. Significant negative results from pre-approval inspections, if any, could materially delay potential approval of the drug candidate. Accordingly, our dependence on third-party CROs, other key vendors and other third parties may subject us to challenges, delays and costs that have a material adverse impact on our business, prospects, financial condition and results of operations.

We do or will rely entirely on third parties for the manufacture of Oxbryta, inclacumab, GBT601 and any other product candidates we may pursue for nonclinical studies and clinical trials, and we expect to continue to do so for the commercial supply of Oxbryta and for any other product commercialization we may conduct. Our business could be harmed if any of those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality or quantity levels or prices.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture drug supplies for our commercial sales of Oxbryta and for any clinical trials we are conducting or may conduct for Oxbryta, inclacumab, GBT601 or any other product candidates, and we do not presently expect that we will establish or acquire the resources necessary to manufacture Oxbryta or any of our product candidates on a commercial scale. We rely, and expect to continue to rely, wholly on third-party manufacturers to produce our product candidates for our clinical trials, as well as for commercial manufacture or any required post-marketing studies of Oxbryta, and we expect to do the same with respect to any other product candidates, if any, that receives marketing approval. If any manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which do not currently have or anticipate developing the requisite capabilities or resources, or enter into an agreement with one or more different manufacturers, which we may not be able to do on reasonable terms and timelines, if at all. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to, among other possible reasons, the need to replace a third-party manufacturer could considerably delay the clinical development and potential regulatory approval of our product candidates, which could harm our business and results of operations. We expect to rely on multiple third parties for the manufacture of commercial supplies of Oxbryta as well as for inclacumab, GBT601 or any other product candidates, if approved.

We may be unable to establish or maintain any agreements with third-party manufacturers for Oxbryta, inclacumab, GBT601 or any other product candidates, or to do so on acceptable terms. Even if we are able to establish or maintain agreements with third-party manufacturers for Oxbryta, inclacumab, GBT601 or any other product candidates, reliance on third-party manufacturers entails additional risks, including:

•
reliance on the third party for regulatory compliance and quality assurance;
•
possible breach or termination of the manufacturing agreement by the third party or by us, including at a time that is costly or inconvenient for us;
•
the inability of the third party to satisfy our ordering requirements as to quality, quantity and/or price, including, without limitation, potential impact on supply chain due to natural disasters, political and economic instability, including wars, terrorism, and political unrest (such as the current Ukrainian crisis with Russia), public health risks (such as the ongoing COVID-19 pandemic), protests (such as the current Canadian trucker protest), boycotts, curtailment of trade, and other business interruptions and restrictions;
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

Oxbryta, inclacumab, GBT601 and any other product candidates that we may identify and pursue may compete with other product candidates and marketed drugs for access to manufacturing facilities. Any performance failure on the part of our existing or future manufacturers could delay or impair clinical development, marketing approval or commercialization. Although we believe we have adequate supplies to commercialize Oxbryta and conduct our ongoing clinical trials, if we are unable to enter into relationships with additional contract manufacturers, or our current or future contract manufacturers cannot perform as agreed, we may experience delays and incur additional costs in our continued commercialization and clinical development activities. Our current and anticipated future dependence upon others for the manufacture of Oxbryta, our product candidates and any other marketed drugs may adversely affect our future profit margins and our ability to commercialize Oxbryta or any other product candidates that receive marketing approval on a timely and competitive basis.

If the contract manufacturing facilities on which we rely do not continue to meet regulatory requirements or are unable to meet our supply demands, our business will be harmed.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for Oxbryta and for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMPs, or similar regulatory requirements outside the United States. These regulations govern manufacturing processes and procedures, including recordkeeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of Oxbryta or our product candidates. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production, seizures or voluntary recalls of product candidates or marketed drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect clinical or commercial supplies of Oxbryta, inclacumab, GBT601 or any of our other product candidates.

Among other requirements, we or our contract manufacturers must supply all necessary documentation in support of a marketing application seeking approval of a product candidate on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval for Oxbryta. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of Oxbryta, inclacumab, GBT601 or any of our other product candidates or the associated quality systems. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with these complex regulatory requirements. If these manufacturers, facilities, records or systems do not pass pre-approval inspections and reviews, additional regulatory approval of Oxbryta or regulatory approval of inclacumab, GBT601 or any of our other product candidates may never be granted or may be substantially delayed.

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

Additionally, if supply from one approved manufacturer is interrupted, an alternative manufacturer would need to be qualified through a supplement to a marketing application, which would result in further delay, uncertainty and costs. If this occurs, our commercial distribution or clinical trials could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be proprietary to the original manufacturer and we may have contractual restrictions or other challenges in seeking to transfer such skills to a back-up or alternate supplier. In addition to verifying that any new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations, we would also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product or product candidate according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays and costs associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget.

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

Because we do or will rely on third parties to manufacture Oxbryta and to conduct other aspects of our clinical development activities, as well as for inclacumab, GBT601 and any other product candidates we may pursue, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, other forms of agreement with any collaborators, CROs, manufacturers and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets and confidential information may become known by our competitors, may inadvertently be incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or confidential information, or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

Risks Related to Our Intellectual Property

If we or our licensors are unable to obtain and maintain sufficient intellectual property protection for Oxbryta or our product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize Oxbryta, inclacumab, GBT601 and other product candidates that we may pursue may be impaired. Changes in patent policy and rules could impair our ability to protect our products and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

As is the case with other biopharmaceutical companies, our success depends in large part on our ability to obtain and maintain protection of the intellectual property, particularly patents, that we may exclusively license or own solely and jointly with others in the United States and other countries with respect to Oxbryta and our product candidates and technology, including inclacumab and GBT601. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to Oxbryta and our product candidates and technology.

Obtaining and enforcing biopharmaceutical patents is costly, time consuming, uncertain and complex, and we or our licensors may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to or from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or collaboration partners fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or collaboration partners are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. Further, we may not be aware of all third-party intellectual property rights potentially relating to Oxbryta or our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are and will remain highly uncertain. The patent examination process may require us or our licensors, licensees or collaboration partners to narrow the scope of the claims of our or our licensors’, licensees’ or collaboration partners’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. Our pending and future patent applications may not result in patents being issued that protect Oxbryta, inclacumab, GBT601 or any other product candidates, in whole or in part, or which effectively prevent others from commercializing competitive product candidates. Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner, or by successfully seeking to narrow or invalidate our patents or render them unenforceable. Our and our licensors’, licensees’ or collaboration partners’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.

We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Moreover, we may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize Oxbryta or our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize Oxbryta, inclacumab, GBT601 or any other product candidates.

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

Our products and product candidates may be eligible for various regulatory exclusivities for varying periods in varying jurisdictions. For example, we expect inclacumab, if approved, would be eligible for regulatory exclusivities, including data exclusivity for biologics and orphan drug exclusivity, in various jurisdictions such as the U.S. and Europe, which exclusivities may extend beyond inclacumab patent expiry. Both the United States and the EU provide pathways for biologics competitors to seek approval for biosimilar products at the end of the relevant exclusivity period or, in some circumstances, before such period expires (for example, if a biosimilar applicant obtains approval for one or more of the indications approved for the innovator product by extrapolating clinical data from one indication to support approval for other indications). As a result, the available forms of exclusivity may not provide us with sufficient protections to exclude others from commercializing drugs similar or identical to ours.

We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of Oxbryta, inclacumab, GBT601 or any other product candidates that we may develop.

We cannot assure that Oxbryta, inclacumab, GBT601 or any other product candidates that we may develop will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing Oxbryta or any product candidates that we may develop. We may additionally be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of Oxbryta, inclacumab, GBT601 or any of our other product candidates.

We may in the future become party to, or be threatened with, adversarial proceedings or litigation against us regarding third party intellectual property rights with respect to Oxbryta, inclacumab, GBT601 or any other product candidates, that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing a third party’s patents. We may also be required to indemnify parties with whom we have contractual relationships against such claims. If a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party to continue developing, manufacturing and marketing Oxbryta and our product candidates and would most likely be required to pay license fees or royalties or both, that could be significant. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property licensed to us. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. Even if we are successful in defending against such claims, such litigation can be expensive, uncertain, and time consuming to litigate, and would divert management’s attention from our core business. Any of these events could harm our business significantly.

In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the USPTO to determine which party is entitled to a patent on the disputed invention. We may also become involved in post grant or inter partes reviews in the USPTO, opposition proceedings in the European Patent Office, or similar proceedings in patent offices in other jurisdictions regarding our intellectual property rights with respect to Oxbryta and our product candidates and technology.

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

In addition, our defense of litigation may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our business and operations including our ability to commercialize Oxbryta, raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring Oxbryta and our product candidates to domestic and foreign markets.

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

The USPTO recently has developed regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA, and, in particular, the first to file provisions, only became effective in March 2013. Accordingly, the courts have yet to address many of these provisions and it is not clear what, if any, impact the AIA will have on the operation of our business. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ or collaboration partners’ patent applications and the enforcement or defense of our or our licensors’ or collaboration partners’ issued patents, all of which could have an adverse effect on our business and financial condition.

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

In addition, our ongoing and planned clinical trials have been and will likely continue to be affected by the COVID-19 pandemic. For example, in light of the COVID-19 pandemic, we temporarily paused screening and enrollment in all GBT-sponsored clinical trials (other than, where feasible, certain contracting and other administrative study start-up activities). Activities on our clinical trials have resumed, with measures in place that we believe are appropriate. While we have resumed clinical trial activities, we have continued to see a negative impact on enrollment and certain other aspects of our clinical trials that we believe are related to the continuing COVID-19 pandemic, and we do not know with any certainty the long-term impact of the COVID-19 pandemic on our clinical development activities. In addition, it is unknown whether we will be required to pause or delay such activities again in the future. Any prolongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of Oxbryta or our product candidates. Study procedures (particularly any procedures that may be deemed non-essential), site initiation, participant recruitment and enrollment, participant dosing, shipment of our study compound, distribution of clinical trial materials, study monitoring, site inspections and data analysis may be delayed or paused due to changes in hospital or research institution policies, federal, state or local regulations, prioritization of hospital and other medical resources toward pandemic efforts, or other reasons related to the pandemic. Depending in part on the extent and duration of the COVID-19 pandemic, some participants and clinical investigators may not be able to comply with clinical trial protocols and we may experience increased patient study withdrawals or protocol deviations. For example, this may occur if quarantines or other travel limitations (whether voluntary or required) impede participant movement, affect access to study sites, or interrupt healthcare services for a prolonged period of time. As a result, we may be unable to conduct our clinical trials.

Furthermore, the COVID-19 pandemic has resulted in, and could continue to cause, interruptions or delays in the operations of the FDA and other domestic or foreign regulatory agencies, which could impact the conduct of our clinical trials, the ability to seek agency input on our regulatory strategies and potential filings or interactions with regulatory agencies that oversee our research, development and promotional activities. For example, the COVID-19 pandemic led the FDA to place some foreign and domestic inspections on hold. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections, and in July 2021, the FDA began the gradual transition into standard operational levels for domestic surveillance inspections. In November 2021, the FDA announced that it is developing a plan for resuming prioritized foreign inspections, including surveillance and application-related inspections, starting in February 2022. Ongoing travel restrictions and other uncertainties continue to impact oversight operations. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA identifies concerns about the adequacy of a facility or site or there is insufficient information currently available to make a determination on the acceptability of a facility or site and other deficiencies have been identified, the FDA has stated that it generally intends to issue a complete response letter with or without site-related deficiencies, respectively. Additionally, if there is insufficient information to make a determination on the acceptability of a facility and other deficiencies have not been identified, the FDA may defer action on the application until an inspection can be completed. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may also experience delays in their regulatory activities. The extent and impact of such any such disruptions or delays are currently unpredictable.

Our and our vendors’ and collaborators’ research, preclinical development, and manufacturing operations also may be adversely impacted by the COVID-19 pandemic. We currently utilize third parties to, among other things, supply and manufacture raw materials, components, and Oxbryta and our product candidates, to ship Oxbryta and our product candidates and manufacturing materials, and to perform certain testing relating to Oxbryta and our product candidates, including clinical studies and stability testing. If we, or any third parties in our supply chain for materials which are used in either the manufacture of Oxbryta or our product candidates or the conduct of our research and development, are adversely impacted by restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted and our ability to manufacture and ship Oxbryta and our product candidates for commercial and research and development activities may be limited. In particular, since the beginning of the COVID-19 pandemic, the FDA has granted Emergency Use Authorization to three vaccines for COVID-19, and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the supply needed to support the commercialization of Oxbryta or the development of our product candidates.

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

We have implemented and expect to continue to refine our sales, marketing and distribution capabilities and expect to expand our product development capabilities, and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

With the establishment of infrastructure required for commercialization of Oxbryta and our current and planned product development activities, we have experienced significant and rapid growth in the number of our employees and the scope of our operations, particularly in the areas of sales, marketing and distribution, regulatory affairs, research and drug development, and we expect to further expand our infrastructure with the recent approval of Oxbryta in the EU. To manage this and future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit, train and retain a sufficient number of qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage our recent or future growth could delay the execution of our business plans or disrupt our operations.

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

If we fail to develop and successfully commercialize inclacumab, GBT601 or any other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing Oxbryta.

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

The commercialization of Oxbryta, the use of Oxbryta and our product candidates, including inclacumab and GBT601, in clinical trials and the sale of any other products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that Oxbryta or our product candidates may induce adverse events. The risk of product liability claims may be increased now that Oxbryta is approved and being sold. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Because we have limited resources, we may forego or delay the pursuit of opportunities with programs or product candidates or for indications that later prove to have greater commercial potential than those we do pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates, including inclacumab and GBT601, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other partnering arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

Any of our current or potential future collaboration, distribution or other arrangements may not be successful, which could adversely affect our operations and financial condition.

We may seek collaboration, distribution or other arrangements with pharmaceutical or biotechnology companies for the development or commercialization of Oxbryta, inclacumab, GBT601 and other product candidates. For example, we have entered into a License and Collaboration Agreement with Syros Pharmaceuticals, Inc., to discover, develop and commercialize novel therapies for SCD and beta thalassemia, a License Agreement with Sanofi, under which we received an exclusive license under certain intellectual property controlled by Sanofi to use, develop, manufacture, commercialize and otherwise exploit certain compounds for the treatment of SCD and other human diseases, and an exclusive Distribution Agreement with Biopharma-MEA to distribute Oxbryta in the GCC region. We may enter into additional collaboration, distribution or other arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective arrangements with leading pharmaceutical or biotechnology companies for our products or product candidates, both in the United States and internationally. To the extent that we decide to enter into such arrangements, we will face significant competition in seeking appropriate partners. Whether we reach a definitive agreement for any collaboration, distribution or other arrangement will depend, among other things, upon our assessment of the partner’s resources and expertise, the terms and conditions of the proposed arrangement and the proposed partner’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for a product or a product candidate, the costs and complexities of manufacturing and delivering a product or product candidate to patients, the potential of competing products, any uncertainty with respect to our ownership of technology, which can occur if there is a challenge to our ownership without regard to the merits of the challenge and industry and market conditions generally. Moreover, these arrangements are complex and time consuming to negotiate, document and implement, and we may not be successful in our efforts to establish and implement additional collaborations or other alternative arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.

Any collaboration, license, distribution or other arrangement that we enter into may not be successful, may be modified or implemented in ways that are unfavorable to us and may increase our potential liabilities. The success of our arrangements will depend heavily on the efforts and activities of us and our partners, who generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to an arrangement regarding research, development and commercialization matters can lead to delays in the development process or commercializing the applicable product or product candidate and, in some cases, costly and time-consuming disputes, negotiations or termination of the arrangement. These disagreements can be difficult to resolve successfully, and any such termination or expiration would adversely affect us financially and could harm our business reputation. In addition, we are reliant on our partners’ compliance with applicable laws and regulations in the region in which they operate, such as in the GCC region with respect to our arrangement with Biopharma-MEA. A partner’s failure to comply with applicable law could result in liability for us, and negatively impact our operations and business reputation. Many of such arrangements in the pharmaceutical and biotechnology industries do not result in successful outcomes, for a wide variety of reasons.

Our current and anticipated international operations may expose us to business, regulatory, political, operational, financial, pricing and reimbursement and economic risks associated with doing business outside of the United States.

Our business strategy currently incorporates international operations and expansion, including plans to conduct ongoing and additional studies inside and outside the United States, plans to commercialize Oxbryta in the EU and, subject to regulatory approval, the UK, and plans to seek regulatory approval to commercialize Oxbryta in additional patient populations. Doing business internationally involves a number of risks, including but not limited to:

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
•
natural disasters, political and economic instability, including wars, terrorism, and political unrest (such as the current Ukrainian crisis with Russia), public health risks (such as the ongoing COVID-19 pandemic), protests (such as the current Canadian trucker protest), boycotts, curtailment of trade, and other business interruptions and restrictions;
•
certain expenses including, among others, expenses for travel, translation, and insurance; and
•
regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the FCPA, its books and records provisions, or its anti-bribery provisions.

Any such factors may impose additional responsibilities, obligations or liability in relation to our current and planned activities outside the United States, and we may be required to put in place additional mechanisms and make additional expenditures to ensure compliance with existing and new requirements, which could significantly harm our international operations and potential expansion and, consequently, our results of operations.

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

We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors or collaborators that would violate the law or regulations of the jurisdictions in which we operate, including FDA, healthcare, employment, foreign corrupt practices, environmental, competition, and patient privacy regulations. Misconduct by our employees, agents, contractors, or collaborators could include intentional or unintentional failures to:

•
comply with FDA or EMA regulations or similar regulations of comparable foreign regulatory authorities;
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

The market price of our common stock has experienced volatility since our initial public offering in August 2015 and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•
failure to successfully develop and commercialize Oxbryta, inclacumab, GBT601 or any other product candidates, especially results relating to our commercialization of Oxbryta in the United States;
•
adverse results or delays in, or the halting of, our nonclinical studies or clinical trials, especially in our ongoing or future clinical program for Oxbryta for the treatment of SCD;
•
reports of adverse events from our commercialization or clinical trials of Oxbryta, or from clinical trials of any other product candidates that we may develop;
•
any delay in the review of, or potential action with respect to, our previous or planned filing of any IND, NDA, MAA or equivalent regulatory filing for Oxbryta, inclacumab, GBT601 or for any other product candidates that we may develop and any adverse development or perceived adverse development with respect to the FDA’s or any other regulatory agency’s review of such filing;
•
adverse regulatory decisions affecting Oxbryta, inclacumab, GBT601 or any other product candidates we may develop, including any delay in or denial of potential approval in accordance with our plans and expectations;
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
•
our ability to obtain and maintain full regulatory approval for Oxbryta in the United States (including potential pediatric approval) and to obtain regulatory approval of Oxbryta outside of the United States and the EU (including potential UK approval) as well as regulatory approval for our product candidates, and the timing and scope of any such approvals we may receive;
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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or upon the conversion of the 2028 Notes, would result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In August 2020, we filed a registration statement on Form S-3 relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. Concurrently with the filing of such registration statement, we entered into an "at-the-market" offering program, or ATM, which provides for the offering, issuance and sale by us of up shares of our common stock from time to time for aggregate gross proceeds of up to $200.0 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act of 1933, as amended. As of December 31, 2021, we have sold and issued 1,601,884 shares of common stock pursuant to the ATM, with total gross proceeds of $45.4 million before deducting underwriting discounts, commissions, and other offering expenses payable by us of $1.4 million. Any additional sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our Amended and Restated 2015 Stock Option and Incentive Plan, or 2015 Plan. The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, our Amended and Restated 2017 Inducement Plan, or the 2017 Inducement Plan, enables us and our subsidiaries to grant non-qualified stock options and other equity-based awards to induce employees who are not currently employed by us or our subsidiaries to accept employment with us or our subsidiaries. As of January 31, 2022, there were 1,611,486 shares reserved under the 2017 Inducement Plan (subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock) for issuance to new employees entering into employment with us. We have also reserved shares of common stock for issuance pursuant to our Amended and Restated 2015 Employee Stock Purchase Plan, or 2015 ESPP, which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register any increase in the number of shares available for issuance under the 2015 Plan, the 2017 Inducement Plan, and the 2015 ESPP promptly following the effectiveness of any such increase. If our board of directors elects to increase the number of shares available for future grant under the 2015 Plan, the 2017 Inducement Plan or the 2015 ESPP, our stockholders may experience additional dilution, and our stock price may fall.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 52% of our outstanding common stock as of December 31, 2021, based on the latest publicly available information. These stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We have broad discretion in the use of our capital resources consisting of cash and cash equivalents and short and long-term marketable securities, and may invest or spend our capital resources in ways with which you do not agree or in ways that ultimately may not increase the value of your investment.

We have broad discretion over the use of our capital resources consisting of cash and cash equivalents and short and long-term marketable securities. You may not agree with our decisions, and our use of our capital resources may not yield any returns to our stockholders. We expect to use our existing capital resources to continue the commercialization and clinical development of Oxbryta for the treatment of SCD, including in our Phase 2a HOPE-KIDS 1 Study, our Phase 3 HOPE-KIDS 2 Study, our other research and development activities including other clinical and nonclinical studies, including for inclacumab and GBT601, and for working capital and general corporate purposes. Our failure to apply our capital resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these resources. Our stockholders will not have the opportunity to influence our decisions on how to use our capital resources.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value or vote) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We experienced an ownership change as a result of our initial public offering and an ownership change as a result of some of our follow-on offerings; however we do not believe that these ownership changes will significantly limit our ability to use these pre-change NOL carryforwards. We may experience subsequent shifts in our stock ownership, including as a result of our future follow-on offering, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, pursuant to the Tax Cuts and Jobs Act of 2017 (as modified by the Coronavirus Aid, Relief, and Economic Security Act of 2020), we may not use net operating loss carry-forwards arising in taxable years beginning after December 31, 2017 to reduce our taxable income in any year beginning after December 31, 2021 by more than 80% and we may not carry back any net operating losses arising in taxable years ending after December 31, 2021 to prior years. These new rules apply regardless of the occurrence of an “ownership change.”

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting for the purpose of providing the reports required by Section 404. Based on our assessment and using the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, criteria, our management, Chief Executive Officer and Chief Financial Officer, have concluded that, as of December 31, 2021, our internal control over financial reporting was effective. As required under Section 404 of Sarbanes-Oxley, our independent registered public accounting firm has tested the design and operating effectiveness of our controls over financial reporting and has provided the required attestation report with respect to our internal control over financial reporting. During the course of our or their subsequent review and testing, however, material weaknesses or significant deficiencies may be identified and we may be unable to remediate them before we must provide the required reports. If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from NASDAQ or other adverse consequences that would materially harm our business.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, in December 2017, Congress passed the Tax Cuts and Jobs Act, which made broad and complex changes to the tax laws. Further, the current U.S. Presidential administration and Congress continue to consider changes in U.S. tax laws. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

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

Recent Sales of Unregistered Securities

On December 30, 2021, we issued 83,132 shares of our common stock to an accredited investor for an aggregate purchase price of approximately $2.1 million.

The offer and sale of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The purchaser in this transaction represented to us in connection with its purchase that it was acquiring the securities for investment and not for distribution, that it could bear the risks of the investment and hold the securities for an indefinite period of time. The purchaser received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The foregoing securities are deemed restricted securities for the purposes of the Securities Act.

Apart from the issuance and sale disclosed above, during the year ended December 31, 2021, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the quarter ended December 31, 2021.

Holders of Common Stock

As of February 18, 2022, there were 6 holders of record of 64,821,441 outstanding shares of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated by reference to Item 12 of Part III of this Annual Report.

Dividend Policy

We have never declared or paid any cash dividends. We currently expect to retain all future earnings, if any, for use in the operation and expansion of our business, and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.

The graph below matches Global Blood Therapeutics, Inc.’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the NASDAQ Biotechnology index, and the NASDAQ Pharmaceutical index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2016 to December 31, 2021.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Global Blood Therapeutics, Inc.	100.00	272.32	284.08	550.10	299.72	206.64
NASDAQ Composite	100.00	128.24	123.26	166.68	239.42	292.42
NASDAQ Biotechnology	100.00	121.06	109.77	136.56	171.64	172.04
NASDAQ Pharmaceutical	100.00	113.16	118.12	135.74	143.17	172.07

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Reserved

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

Overview

We are a biopharmaceutical company driven by our mission to discover, develop and deliver life-changing treatments that provide hope to underserved patient communities, starting with sickle cell disease, or SCD. Founded in 2011, our goal is to transform the treatment and care of SCD, a lifelong, devastating inherited blood disorder that is marked by red blood cell destruction and occluded blood flow and hypoxia, which leads to anemia, stroke, multi-organ failure, severe pain crises, and shortened patient life span. SCD is also marked by a historical lack of understanding, investment and attention. Although the fundamental cause of SCD has been understood for decades, therapeutic innovation and access to care have historically lagged compared to many other rare diseases. For example, there are approximately three times more individuals in the United States living with SCD than cystic fibrosis. However, since the enactment of the Orphan Drug Act passed in 1983, only four drugs have been approved for SCD compared to at least 15 drugs approved for cystic fibrosis. As a result of the lack of treatment options, patients with SCD suffer serious morbidity and premature mortality.

We continue to make progress on our mission to bring innovative therapies to the SCD community. Our first medicine, Oxbryta, an oral therapy taken once daily, is the first and only FDA-approved treatment that directly inhibits sickle hemoglobin polymerization, the root cause of the sickling and destruction of red blood cells in SCD. Oxbryta was granted accelerated approval by the U.S. Food and Drug Administration, or FDA, in November 2019, for the treatment of SCD in adults and children 12 years of age and older, and we have since continued to grow Oxbryta commercially, with the net number of patients taking Oxbryta increasing each quarter. In addition, in October 2021, Oxbryta was recognized by Prix Galien USA with the prestigious Best Biotechnology Product award.

We have also been working to expand Oxbryta’s reach to patients at younger ages as we believe early intervention is critically important for SCD patients. Starting a disease-modifying therapy earlier in life could potentially help prevent symptoms and end-organ damage that occurs over time in SCD patients. This could potentially improve the daily lives of children and their families, improve patient outcomes and lead to less utilization of healthcare, reducing healthcare costs for patients and families, and the overall healthcare system. In December 2021, the FDA granted accelerated approval to expand Oxbryta’s indication for the treatment of SCD to children ages 4 to less than 12 years. The FDA also approved Oxbryta tablets for oral suspension, a dispersible, once-daily tablet dosage form suitable for patients ages 4 to less than 12 years as well as for older patients who have difficulty swallowing whole tablets. We will continue to study Oxbryta in patients as young as 6 months old to less than 4 years, as we look to potentially further expand access to Oxbryta.

Worldwide, there are millions of people living with SCD, which occurs predominantly in populations of African, Middle Eastern and South Asian descent and has an estimated global incidence of 250,000 to 300,000 births annually. We are executing what we view as a thoughtful and sustainable approach and will consider distribution and funding approaches to potentially provide access to our products globally, including in sub-Saharan Africa and India. Across our current focus areas of the United States, Europe, the Gulf Cooperation Council, or GCC, region of the Middle East, and Latin America, we believe there is an opportunity to bring Oxbryta to more than 350,000 people living with SCD in the next several years.

In February 2022, the European Commission, or EC, granted marketing authorization for Oxbryta for the treatment of hemolytic anemia (which is low hemoglobin due to red blood cell destruction) due to SCD in adult and pediatric patients 12 years of age and older as monotherapy or in combination with hydroxycarbamide (hydroxyurea), and such authorization includes all Member States of the European Union, or EU, as well as the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). Prior to such EC approval, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted in December 2021 a positive opinion recommending marketing authorization for Oxbryta, subsequent to which we submitted an application to the Medicines and Healthcare products Regulatory Agency, or MHRA, in the United Kingdom for a Great Britain Marketing Authorisation using the EC Decision Reliance Procedure.

To provide early access to patients prior to potentially receiving marketing approval, we established early access and named patient programs for eligible SCD patients outside the United States, and enrollment in these programs has included patients located in the United Kingdom, France and Germany. The United Kingdom and France have the majority of SCD patients in Europe.

Under the exclusive agreement with our distribution partner, Biopharma-Middle East and Africa, or Biopharma-MEA, we continue to advance efforts to expand access to Oxbryta in the six countries that make up the GCC region (Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates, or UAE). In the GCC, the U.S. approval of Oxbryta can be referenced to allow access to the medicine while health authorities conduct their reviews. In the third quarter of 2021, we were granted marketing authorization for Oxbryta by the Ministry of Health and Prevention (MOHAP) in the UAE for the treatment of SCD in adults and children 12 years of age and older, with the UAE being the first country outside of the U.S. to grant regulatory approval of Oxbryta.

We have ongoing and planned clinical trials in multiple countries to further evaluate the safety and efficacy of Oxbryta, including trials designed to demonstrate that improving hemoglobin and reducing hemolysis leads to an improvement in organ dysfunction. These trials include the Phase 2a HOPE-KIDS 1 Study, an open-label, single- and multiple-dose trial evaluating the safety, tolerability, pharmacokinetics and exploratory treatment effect of Oxbryta in pediatric patients as young as 6 months of age. These trials also include the HOPE-KIDS 2 Study, a post-approval confirmatory study we initiated in December 2019 as a condition of the accelerated approval of Oxbryta in the United States, that is using transcranial Doppler, or TCD, flow velocity to seek to demonstrate a decrease in stroke risk in children with SCD 2 to 15 years of age.

Beyond Oxbryta, we are engaged in other research and development activities. Our development program includes inclacumab, a P-selectin inhibitor, currently in Phase 3 development to investigate its potential to reduce the incidence of painful vaso-occlusive crises, or VOCs and resulting hospital admissions. In addition, we are advancing GBT021601, or GBT601, our next generation hemoglobin polymerization inhibitor that is in Phase 1 development and was discovered by our scientists. Our drug discovery teams continue to work on new targets to potentially develop the next wave of treatments for SCD.

As part of our efforts to build our pipeline, we have entered into in-license and collaboration agreements and regularly evaluate opportunities to in-license, acquire or invest in new business, technology or assets or engage in related discussions with other business entities.

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

We also have an ongoing early-stage research program under our collaboration with Syros Pharmaceuticals, Inc., or Syros, under a License and Collaboration Agreement, or the Syros Agreement, entered into in December 2019, to discover, develop and commercialize novel therapies for SCD and beta thalassemia. We are currently exploring orally available, small molecule drugs designed to upregulate fetal hemoglobin. Under the Syros Agreement, we have an option to obtain an exclusive worldwide license to develop, manufacture and commercialize any compounds or products resulting from the collaboration, subject to Syros’ option to co-promote the first product in the United States.

In addition, we entered into a license agreement with Sanofi S.A., or Sanofi, in March 2021, under which we received an exclusive license under certain intellectual property controlled by Sanofi to use, develop, manufacture, commercialize and otherwise exploit certain compounds, including compounds directed against or that modulate one of two specified targets, or Licensed Compounds, for the treatment of human diseases worldwide. We currently intend to explore the Licensed Compounds for the potential treatment of SCD, and we believe the mechanisms are distinct and potentially complementary to that of Oxbryta.

In March 2020, the Centers for Disease Control and Prevention, or CDC, declared a global pandemic related to SARS-CoV-2, the virus that causes coronavirus disease 2019, or COVID-19, and the pandemic has impacted our business, including our commercialization of Oxbryta and our research and development activities. For example, we have seen a significant decrease in weekly new patient prescriptions for Oxbryta from a peak in early March 2020, and we expect the rate of new patient prescriptions may remain lower depending on the course of the pandemic. While we have resumed most of our operations that were temporarily paused at the beginning of the pandemic, our approach in some cases has changed to adapt to the new environment, such as the increased use of digital and internet-based education and outreach to engage with healthcare professionals, or HCPs, and payors. We do not know how the adjustments we have made in our operations or the pandemic in general will impact our business in the long term. Notably, the pandemic has not significantly impacted our supply of Oxbryta. We continue to believe we have an adequate supply of Oxbryta to sustain estimated patient need through 2022, and we are continuing to produce Oxbryta tablets.

Overall, our business model is aligned with our social purpose, which is centered on highlighting the disparities and inequalities of people living with SCD. This includes helping to address these issues through education, support of and engagement with the SCD community, as well as charitable giving, such as through The GBT Foundation we established in 2021. We believe that fostering a values-driven culture, developing and supporting our people, and creating a more diverse, equitable and inclusive environment for our employees can help us to better deliver for SCD patients.

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sale of equity securities and debt financing, including several follow-on offerings in 2019 through which we sold an additional of 3,986,890 shares of our common stocks for proceeds of $219.7 million net of underwriting costs and commissions and offering expenses. In December 2019, we entered into a $150.0 million term loan agreement, or 2019 Term Loan, and drew down proceeds of $72.5 million net of debt issuance costs, and we drew down the remaining $74.8 million net of debt issuance costs in November 2020. In December 2021, we entered into an Amended and Restated Loan Agreement, or A&R Term Loan, which amended the 2019 Term Loan to increase the total term loan by $100.0 million. We received total proceeds, net of the debt issuance costs of $3.5 million, of $96.5 million. In December 2021, we issued an aggregate of $345.0 million principal amount of 1.875% convertible senior notes due 2028, or the 2028 Notes in a private placement. The aggregate principal amount on the 2028 Notes sold reflects the full exercise by the initial purchasers of their option to purchase to purchase an additional $45.0 million in aggregate principal amount of the 2028 Notes. We received total proceeds net of debt issuance and offering costs of $11.0 million, of $334.0 million from the offering.

Our net losses were $303.1 million for the year ended December 31, 2021, $247.6 million for the year ended December 31, 2020 and $266.8 million for the year ended December 31, 2019. As of December 31, 2021, we had an accumulated deficit of $1.3 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We had $734.8 million in cash, cash equivalents and investments as of December 31, 2021.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers, or ASC 606, upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.

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

Product sales, net

Our product sales consist of U.S. sales of Oxbryta, which we began shipping to customers in December 2019. Prior to December 2019, we had no product sales. We sell Oxbryta in the United States to a limited number of specialty pharmacies and a specialty distributor (each a “Customer” or collectively our “Customers). These agreements with our Customers provide for transfer of title to the product at the time the product has been delivered to the Customers. The Customers subsequently dispense our product directly to a patient or resell our product to hospitals and certain pharmacies.

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

We consider the effects of items that can decrease the transaction price such as variable consideration and consideration payable to Customers or payor. Amounts related to such items are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. We record revenue from product sales after considering the impact of various forms of variable consideration. Each of these items of variable consideration we record at the time of revenue recognition and requires significant estimates, judgment and information obtained from external sources. If management’s estimates differ from actual results, we will record adjustments that would affect product sales in the period of adjustment.

Rebates: We are subject to government mandated rebates for Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Benefit Program, and other government health care programs in the United States. Rebate amounts are based upon contractual agreements or legal requirements with public sector benefit providers. We use the expected-value method for estimating these rebates based on statutory discount rates and expected utilization. The expected utilization of rebates is estimated based on third-party data from the specialty pharmacies and specialty distributor. Estimates for these rebates are adjusted quarterly to reflect the most recent information. We record an accrued liability for unpaid rebates related to products for which control has been transferred to Customers.

Prompt payment discounts: We provide discounts to our Customers if they pay for our products within a defined period of time after title transfers, which terms are explicitly stated in the contract. We use the most-likely-amount method for estimating prompt payment discounts. We expect that our Customers will earn prompt payment discounts. As a result, we deduct the full amount of those discounts from total product sales when revenues are recognized and record these discounts as a reduction of accounts receivable.

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

Chargebacks: Chargebacks are discounts that occur when contracted parties purchase directly from a specialty distributor. Contracted parties, which currently consist primarily of Public Health Service Institutions and federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty distributor, in turn, charges back the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by the contracted parties to us. The reserves for chargeback are based on known sales to contracted parties. We establish the reserves for chargebacks in the same period that the related revenue is recognized, resulting in a reduction of product revenue and receivables.

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

The following table summarizes activity with respect to our sales allowances and accruals for the year ended December 31, 2021 and 2020 (in thousands):

	Rebates, co-payment
	assistance, Medicare
	Part D coverage gap,	Prompt payment
	product returns and	discounts and
	distributor fees	chargebacks	Total
Balances at December 31, 2019	$529	$113	$642
Provision related to current period sales	13,697	4,351	18,048
Credit or payments made during the period	(7,821)	(3,713)	(11,534)
Balance at December 31, 2020	$6,405	$751	$7,156
Provision related to current period sales	23,543	9,405	32,948
Credit or payments made during the period	(19,743)	(9,227)	(28,970)
Balance at December 31, 2021	$10,205	$929	$11,134

Accruals of Research and Development and Manufacturing Costs

We record accruals for estimated costs of research, nonclinical and clinical studies and manufacturing development. These costs are a significant component of our research and development expenses. A substantial portion of our ongoing research and development activities are conducted by third-party service providers, including contract research organizations and contract manufacturing organizations. We also accrue for estimated costs of manufacturing activities for inventories, which are a significant component of the cost of our inventory.

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

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

			Change
	Year Ended December 31,		2021/2020
	2021	2020	$	%
(in thousands, except percentages)
Product sales, net	$194,749	$123,803	$70,946	57%
Costs and operating expenses:
Cost of sales	3,316	1,986	1,330	67
Research and development	212,135	155,122	57,013	37
Selling, general and administrative	266,988	210,851	56,137	27
Gain on lease modification	—	(984)	984	*
Total costs and operating expenses	482,439	366,975	115,464	31
Loss from operations	(287,690)	(243,172)	(44,518)	18
Interest income	720	5,834	(5,114)	88
Interest expense	(15,467)	(9,809)	(5,658)	58
Other expenses, net	(177)	(406)	229	56
Total other income (expense), net	(14,924)	(4,381)	(10,543)	241
Loss before income taxes	(302,614)	(247,553)	(55,061)	22
Provision for income taxes	477	—	477	*
Net loss	$(303,091)	$(247,553)	$(55,538)	22%

*Change is not meaningful

Product sales, net

Product sales consist of sales of Oxbryta, which was approved by the FDA in November 2019 for the treatment of SCD in adults and children 12 years of age and older and approved by the FDA in December 2021 for the treatment of SCD in children ages 4 to less than 12 years. Product sales were $194.7 million and $123.8 million for the year ended December 31, 2021 and 2020, respectively. The increase was due to higher volume of sales driven by patient demand.

Cost of sales

Cost of sales of $3.3 million and $2.0 million for the year ended December 31, 2021 and 2020, respectively, is related to manufacturing costs incurred after FDA approval related to the cost of Oxbryta sold. Prior to receiving the FDA’s initial approval for Oxbryta in November 2019, we recorded all costs incurred in the manufacture of Oxbryta as research and development expense. We expect to sell inventory previously expensed to research and development throughout 2022, and, accordingly we expect our costs of product sales of Oxbryta to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.

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

The primary component of our total operating expenses is our investment in research and development activities, including the clinical development of Oxbryta. We allocate research and development salaries, benefits, stock-based compensation and indirect costs to Oxbryta, inclacumab, GBT601 and other product candidates that we may pursue on a program-specific basis.

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

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

			Change
	Year Ended December 31,		2021/2020
	2021	2020	$	%
Costs incurred by development program:
Oxbryta for the treatment of SCD	$94,553	$83,945	$10,608	13%
Other preclinical programs	46,721	30,997	15,724	51
Inclacumab for the treatment of SCD	46,816	25,817	20,999	81
GBT601 for the treatment of SCD	24,045	14,363	9,682	67
Total research and development expenses	$212,135	$155,122	$57,013	37%

Research and development expenses increased by $57.0 million, or 37%, to $212.1 million for the year ended December 31, 2021 from $155.1 million for the year ended December 31, 2020. The increase is primarily due to a $21.0 million increase in external costs for inclacumab related to clinical trial activities, including a $5.3 million clinical milestone payment to Roche, a $15.7 million increase in external costs for preclinical programs, a $10.6 million increase in expenses for Oxbryta related to manufacturing activities, and a $9.7 million increase in external costs for GBT601 due to manufacturing and clinical trial activities. Stock-based compensation expense related to research and development was $21.3 million for the year ended December 31, 2021 and $18.1 million for the year ended December 31, 2020. The increase was primarily due to hiring additional personnel and stock price appreciation.

Selling, general and administrative expenses

General and administrative expenses increased by $56.1 million, or 27%, to $267.0 million for the year ended December 31, 2021 from $210.9 million for the year ended December 31, 2020. The increase was primarily due to a $16.4 million increase in professional and consulting services supporting the commercial activities related to Oxbryta, a $15.5 million increase in external costs related to medical affairs, a $13.1 million increase in personnel costs (including higher stock-based compensation expense) due to a greater number of employees, and a $11.1 million increase in other general and administrative expense due to the growth of our operations. Selling, general and administrative related stock-based compensation expense was $57.4 million and $53.4 million for the years ended December 31, 2021 and 2020, respectively.

Interest income

Interest income was $0.7 million in 2021 compared to interest income of $5.8 million in 2020. The $5.1 million decrease was primarily due to decrease in interest income from our investment balances.

Interest expenses

Interest expense was $15.5 million in 2021 compared to interest expense of $9.8 million in 2020. The $5.7 million increase was primarily due to higher interest expense related to our A&R Term Loan, as a result of the timing of the drawdown of the term loan.

Income Taxes

We recorded an income tax expense of $0.5 million for the year ended December 31, 2021. The 2021 income tax expense was primarily related to the foreign tax expenses on earnings of our foreign subsidiaries. No provision for income taxes was recorded for the years ended December 31, 2020 and December 31, 2019. As of December 31, 2021, we had federal net operating loss carryforwards of approximately $1.0 billion to offset future federal taxable income, with $207.3 million available through 2037 and $840.2 million available indefinitely. We also had state net operating loss carryforwards of approximately $787.0 million that may offset future state taxable income, through 2041. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2021, we recorded a 100% valuation allowance against our net deferred tax assets of approximately $403.1 million, as at that time our management believed it was uncertain that they would be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

For the years ended December 31, 2020 and 2019

The comparison of the fiscal years ended December 31, 2020 and 2019 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2020 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Liquidity and Capital Resources

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sale of equity securities and debt financing. As of December 31, 2021, we had $734.8 million in cash, cash equivalents and investments. In December 2019, we entered into the 2019 Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, Biopharma Credit Investments V (Master) LP, as a lender, and BPCR Limited Partnership, as a lender, and collectively, the Lenders, for a senior secured credit facility consisting of an initial tranche of $75.0 million and the option to draw an additional $75.0 million until December 2020. The first tranche, in the amount of $75.0 million, was funded in connection with the closing date of the Term Loan in December 2019, and the second tranche, in the amount of $75.0 million, was funded in November 2020. In December 2021, we entered into an Amended and Restated Loan Agreement, or A&R Term Loan, which amended the 2019 Term Loan to increase the total term loan by $100.0 million. We received total proceeds, net of the debt issuance costs of $3.5 million, of $96.5 million.

In August 2020, we filed a shelf registration statement on Form S-3, or Shelf Registration Statement, with the SEC relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. Concurrently with the filing of the Shelf Registration Statement, we entered into a Sales Agreement with SVB Leerink LLC, or Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement, or Sales Agreement. We have agreed to pay to the Sales Agent cash commissions of up to 3.0% of the gross proceeds from sales of common stock pursuant to the Sales Agreement. As of December 31, 2021, we have sold and issued 1,601,884 shares of common stock pursuant to the Sales Agreement, with total gross proceeds of $45.4 million before deducting underwriting discounts, commissions, and other offering expenses payable by us of $1.4 million.

In December 2021, we issued an aggregate of $345.0 million principal amount of 1.875% convertible senior notes due 2028 in a private placement. The aggregate principal amount on the 2028 Notes sold reflects the full exercise by the initial purchasers of their option to purchase to purchase an additional $45.0 million in aggregate principal amount of the 2028 Notes. We received total proceeds, net of debt issuance and offering costs of $11.0 million, of $334.0 million from the offering.

In connection with the issuance of the 2028 Notes, we entered into capped call transactions with certain of the initial purchasers of the 2028 Notes and other financial institutions, totaling $46.8 million, which we refer to as the Capped Calls. The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock that initially underlie the 2028 Notes (or 10,866,983 shares of our common stock). The Capped Calls have an initial strike price and an initial cap price of $31.7475 per share and $49.80 per share, respectively, subject to certain adjustments. Conditions that cause adjustments to the initial strike price of the Capped Calls mirror conditions that result in corresponding adjustments to the conversion price of the 2028 Notes. The Capped Calls are expected to offset the potential dilution to our common stock as a result of any conversion of the 2028 Notes, subject to a cap based on the cap price.

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

We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We believe we may continue to require additional financing to commercialize Oxbryta, advance Oxbryta through clinical development, to acquire and develop other product candidates and to fund operations for the foreseeable future. We may continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:

•
our ability to successfully commercialize Oxbryta, inclacumab, GBT601 and any other product candidates we may identify and develop in any territories;
•
the manufacturing, selling, and marketing costs associated with the commercialization of Oxbryta and the potential commercialization of inclacumab, GBT601 and any other product candidates we may identify and develop, including the cost and timing of establishing or maintaining our sales and marketing capabilities in any territory(ies);
•
the amount and timing of sales and other revenues from Oxbryta, inclacumab, GBT601 and any other product candidates we may identify and develop, including the sales price and the availability of adequate third-party reimbursement;
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
•
the progress, timing, scope and costs of our nonclinical studies, our clinical trials and other related activities, including our ability to enroll subjects in a timely manner for our ongoing and future clinical trials of Oxbryta, inclacumab, GBT601 or any other product candidate that we may identify and develop;
•
the costs of obtaining clinical and commercial supplies of Oxbryta, inclacumab, GBT601 and any other product candidates we may identify and develop;
•
our ability to advance our development programs, including for Oxbryta, inclacumab, GBT601 and any other potential product candidate programs we may identify and pursue, the timing and scope of these development activities, and the availability of approval for any of our other product candidates;
•
our ability to successfully obtain any additional regulatory approvals from any regulatory authorities, and the scope of any such regulatory approvals, to market and sell Oxbryta, inclacumab, GBT601 and any other product candidates we may identify and develop in any territory(ies);
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

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
Cash used in operating activities	$(256,813)	$(211,862)
Net cash provided by (used in) investing activities	12,110	317,312
Cash provided by financing activities	434,335	87,120
Effect of exchange rate changes on cash and cash equivalents	319	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$189,951	$192,570

Cash flows from operating activities

Net cash used in operating activities for the year ended December 31, 2021 was $256.8 million, consisting of a net loss of $303.1 million, which was partially offset by non-cash charges of $78.7 million for stock-based compensation and $10.0 million for net depreciation and amortization expense, including $1.4 million for non-cash interest expense. The change in our net operating assets and liabilities was due primarily to an increase of $17.7 million in prepaid expenses and other current assets due to prepayments made for clinical trial activities, an increase of $16.1 million in inventories, an increase of $11.3 million in accounts receivable due to timing of cash receipts associated with Oxbryta commercial sales, a decrease of $7.6 million in accrued liabilities due to growth of our operations and timing of receipt of invoices, a decrease of $4.8 million in operating lease liabilities due to payments made during the period, a decrease of $3.7 million in accounts payable due to timing of payments, and an increase of $3.7 million in accrued compensation related to higher number of employees.

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

Cash flows from investing activities

Cash used in investing activities for the year ended December 31, 2021 was $12.1 million, consisting of maturities of marketable securities of $65.7 million, which were offset by purchases of marketable securities of $50.4 million and purchases of property and equipment of $3.2 million.

Net cash provided by investing activities for the year ended December 31, 2020 was $317.3 million, consisting of maturities of marketable securities of $384.0 million, which were offset by purchases of marketable securities of $57.9 million and purchases of property and equipment of $8.8 million.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2021 was $434.3 million. The cash provided by financing activities in 2021 was primarily from net proceeds of $334.7 million in connection with the issuance of the 2028 Notes, net proceeds of $96.5 million from the December 2021 tranche of the Term Loan, net proceeds of $44.1 million from the issuance of common stock pursuant to the Sales Agreement, net proceeds of $2.1 million from the issuance of common stock in connection with a private placement, proceeds of $7.0 million from the issuance of common stock to participants in the Amended and Restated 2015 Employee Stock Purchase Plan, or ESPP, and exercise of stock options, which was partially offset by $46.8 million in connection with the purchase of the capped call and $3.1 million in taxes paid related to net share settlement of equity awards.

Cash provided by financing activities for the year ended December 31, 2020 was $87.1 million. The cash provided by financing activities in 2020 was primarily from net proceeds of $74.8 million from the second tranche of the 2019 Term Loan and $17.6 million from the issuance of common stock to participants in the ESPP and exercise of stock options, which were partially offset by $5.3 million of taxes paid related to net share settlement of equity awards.

For the year ended December 31, 2019

Discussions of 2019 cash flow activities can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2020 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Liquidity, Capital Resources and Plan of Operations, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the Securities and Exchange Commission, or SEC.

Contractual Obligations and Other Commitments

In August 2018, we entered a lease amendment to lease approximately 164,150 square feet of office space in South San Francisco, California, for our corporate office. The lease has a term of 10 years. The future minimum rental payment for this lease is $121.5 million. Under the lease, we are also obligated to pay the landlord certain costs, including taxes and operating expenses.

In December 2019, we entered into the 2019 Term Loan for a senior secured credit facility consisting of an initial term loan of $75.0 million, with an option to draw an additional $75.0 million until December 31, 2020. The first tranche of $75.0 million was funded in December 2019 and the second tranche of the $75.0 million was funded in November 2020.

In December 2021, we entered into the A&R Term Loan. The A&R Term Loan superseded in its entirety the 2019 Term Loan, dated as of December 17, 2019 and provided us with an additional term loan commitment from the Lenders in the aggregate principal amount of $100.0 million, or “Tranche C Loan”. Further, the A&R Term Loan agreement extended the maturity date and interest payments for the previous tranches that were under the 2019 Term Loan to conform with the new Tranche C Loan. The Tranche C Loan is in addition to the initial term loan tranche in an aggregate principal amount of $75.0 million that was drawn upon execution of the Prior Loan Agreement in December 2019 and a subsequent term loan tranche in an aggregate principal amount of $75.0 million that was drawn under the Prior Loan Agreement in November 2020. The A&R Term Loan has a maturity date of December 17, 2027 with interest-only payments due until March 31, 2025. The A&R Term Loan bears interest at a floating per annum interest rate equal to 7.00% plus the greater of (a) the 3-month LIBOR rate and (b) 2%. Interest on amounts outstanding are payable quarterly in arrears. We are obligated to pay an additional fee to the Lenders determined by multiplying the principal amount being paid or prepaid multiplied by 2% when such payments are made. The obligations under the A&R Term Loan are secured by a first priority security interest in and a lien on substantially all of our assets, subject to certain exceptions.

In December 2021, we issued an aggregate of $345.0 million principal amount of 1.875% convertible senior notes due 2028 in a private placement. The aggregate principal amount on the 2028 Notes sold reflects the full exercise by the initial purchasers of their option to purchase to purchase an additional $45.0 million in aggregate principal amount of such 2028 Notes. We received total proceeds net of debt issuance and offering costs of $11.0 million, of $334.0 million from the offering. As of December 31, 2021, the 2028 Notes were recorded at the aggregate principal amount of $345.0 million, excluding debt discount of $10.9 million. The 2028 Notes are senior unsecured obligations and accrue interest at a rate of 1.875% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2028 Notes mature on December 15, 2028, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

In December 2019, we entered into the Syros Agreement to discover, develop and commercialize novel therapies for SCD and beta thalassemia. Under the agreement, Syros will use its leading gene control platform to identify therapeutic targets and discover drugs that potentially induce fetal hemoglobin, and we have an option to obtain an exclusive worldwide license to develop, manufacture and commercialize any compounds or products resulting from the agreement, subject to Syros’ option to co-promote the first product in the United States. If we exercise the option, we will be responsible for all development, manufacture, regulatory activities and commercialization of the compound or product. Syros and we will be responsible for our own costs incurred to conduct research activities, except that we will fund up to a total of $40.0 million in preclinical research for at least three years. Unless earlier terminated or extended, the research program under the agreement will end on the third anniversary of the agreement.

Under the terms of the Syros Agreement, we paid Syros an upfront payment of $20.0 million in January 2020, and, if we exercise our option under the agreement, we may be obligated to pay Syros up to $315.0 million in option exercise, development, regulatory, commercialization and sales-based milestones per product candidate and product resulting from the agreement. We will also be obligated to pay Syros, subject to certain reductions, tiered mid- to high-single digit royalties as percentages of calendar year net sales on any product resulting from the agreement. We have recognized the $20.0 million upfront payment in our research and development costs for year ended December 31, 2019. No milestone payments were recognized for the year ended December 31, 2021 and 2020. We have recognized $11.5 million and $8.6 million of research reimbursement to Syros in our research and development cost for the years ended December 31, 2021 and 2020, respectively.

In August 2018, we entered into the Roche Agreement pursuant to which Roche granted us an exclusive and sublicensable worldwide license under certain patent rights and know-how to develop and commercialize inclacumab for all indications and uses, except diagnostic use. Roche retained a non-exclusive, worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use. As of December 31, 2019, we have paid Roche an upfront payment of $2.0 million, and as of December 31, 2021 and 2020, we have paid Roche clinical development milestone payments of $5.3 million and $2.0 million, respectively. Under the Roche Agreement, we are obligated to make contingent payments to Roche totaling approximately $125.5 million in milestone payments for the SCD indication, including up to $40.5 million based on achievement of certain clinical development and regulatory milestones for inclacumab in the SCD indication, and up to $85.0 million based on achievement of certain thresholds for annual net sales of inclacumab. In addition, we are obligated under such agreement to make contingent payments to Roche up to an aggregate of $6.4 million in milestone payments that are owed to third parties, based on achievement of such clinical development and regulatory milestones for inclacumab. In addition, we are obligated to make contingent payments to Roche up to $19.25 million in milestone payments based on achievement of certain clinical development and regulatory milestones for inclacumab for any indication other than the SCD indication.

In March 2021, we entered into a license agreement with Sanofi, or the Sanofi Agreement, to exclusively in-license worldwide rights to two early-stage research programs in SCD: one that pursues a novel anti-sickling mechanism and another that leverages a new approach to reduce inflammation and oxidative stress. These mechanisms are distinct and potentially complementary to that of Oxbryta. The programs, from Sanofi’s Bioverativ subsidiary, supplement our existing pipeline and support our strategy to address SCD from multiple approaches. Under the terms of the Sanofi Agreement, we will conduct all research, development, regulatory and commercialization activities worldwide. Sanofi received an upfront payment of $2.25 million and is entitled to payments up to approximately $351.0 million upon achievement of certain development, regulatory, commercial and sales-based milestones and single-digit tiered royalties on worldwide net sales.

As of December 31, 2021, we excluded $27.3 million related to uncertain tax positions in our contractual obligations and commitments as we cannot make a reasonably reliable estimate of the period of cash settlement.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and the applicable amendments will be applied on a prospective basis. We adopted ASU No. 2019-12 in the first quarter of 2021 and applied the guidance prospectively. The only aspect of ASU 2019-12 that is currently applicable to us is the removal of the exception related to intraperiod tax allocation. We began applying the general methodology regarding the intraperiod allocation of tax expense in 2021. After the adoption of ASU 2019-12, in periods where we have a loss from continuing operations, the amount of taxes attributable to continuing operations will be determined without regard to the tax effect of other items, including changes in unrealized gains related to marketable securities. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In August 2020, FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments and requires entities to use the if-converted method for all convertible instruments in calculating diluted earnings-per-share. We early adopted ASU No. 2020-06 on January 1, 2021 using the modified retrospective method. We applied this ASU to the convertible debt transaction entered into in December 2021 (see Note 8). The adoption of this ASU did not have a material impact to our consolidated financial statements as there were no outstanding financial instruments that require recombination at January 1, 2021.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We have invested primarily in money market funds, negotiable certificates of deposit, U.S. treasury notes, federal agency notes and corporate debt securities. The fair value of our investments, including those included in cash and cash equivalents and marketable securities, was $721.9 million as of December 31, 2021 and $552.3 million as of December 31, 2020.

Our investment policy is to limit credit exposure through diversification and investment in highly rated securities. We, along with our investment advisors, actively review current investment ratings, company specific events, and general economic conditions in managing our investments.

We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. Based on our investment positions as of December 31, 2021, a hypothetical 100 basis point increase in interest rate would result in a $0.7 million decline in the fair market value of our portfolio. Such losses would only be realized if we sold the investments prior to maturity.

We are also exposed to interest rate risk with respect to the senior secured credit facility that we entered into in December 2019 and amended in December 2021, or Term Loan, that bears variable interest based on LIBOR. The outstanding principal balance of the Term Loan was $250.0 million as of December 31, 2021. We currently do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. We monitor our market interest rate risk exposures from the Term Loan using a sensitivity analysis. Our sensitivity analysis estimates the exposure to the Term Loan assuming a hypothetical 100 basis points change in interest rates on our $250.0 million of unhedged variable rate debt. A hypothetical 100 basis point change in interest rates would result in changes in the annual interest expenses recognized from the Term Loan of between $0.5 million and $2.5 million per year over the term of the debt.

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

Effect of Inflation

Inflation generally affects us by increasing our research and development and contract manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations as of December 31, 2021.

Item 8. Financial Statements and Supplementary Data

GLOBAL BLOOD THERAPEUTICS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Global Blood Therapeutics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Global Blood Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for convertible debt as of January 1, 2021 due to the adoption of FASB Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40).

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the estimated manufacturing activities completed to date

As discussed in Note 5 to the consolidated financial statements, the Company has accrued manufacturing costs of $11,327 thousand as of December 31, 2021. As discussed in Note 2 to the consolidated financial statements, this accrual is based on an estimate of manufacturing activities completed to date by contract manufacturing organizations, contractual rates, and amounts invoiced and paid as of the end of each reporting period.

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

San Francisco, California

February 23, 2022

GLOBAL BLOOD THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$684,717	$494,766
Short-term marketable securities	—	66,126
Accounts receivable, net	28,800	17,500
Inventories	58,202	40,223
Prepaid expenses and other current assets	30,251	13,548
Total current assets	801,970	632,163
Long-term marketable securities	50,057	—
Property and equipment, net	34,918	37,882
Operating lease right-of-use assets	48,015	50,722
Restricted cash	2,436	2,436
Other assets, noncurrent	1,812	799
Total assets	$939,208	$724,002
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,097	$19,078
Accrued liabilities	39,297	31,133
Accrued compensation	27,712	23,985
Other liabilities, current	5,892	4,836
Total current liabilities	87,998	79,032
Long-term debt, net	246,352	148,815
Convertible debt, net	334,089	—
Operating lease liabilities, noncurrent	73,506	79,176
Other liabilities, noncurrent	853	822
Total liabilities	742,798	307,845
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of December 31, 2021 and December 31, 2020; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 64,636,641 and 61,898,090 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	65	62
Additional paid-in capital	1,485,805	1,402,262
Accumulated other comprehensive income	100	302
Accumulated deficit	(1,289,560)	(986,469)
Total stockholders’ equity	196,410	416,157
Total liabilities and stockholders’ equity	$939,208	$724,002

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Product sales, net	$194,749	$123,803	$2,108
Costs and operating expenses:
Cost of sales	3,316	1,986	48
Research and development	212,135	155,122	174,556
Selling, general and administrative	266,988	210,851	117,088
Gain on lease modification	—	(984)	(8,301)
Total costs and operating expenses	482,439	366,975	283,391
Loss from operations	(287,690)	(243,172)	(281,283)
Other income (expense):
Interest income	720	5,834	15,591
Interest expense	(15,467)	(9,809)	(894)
Other expenses, net	(177)	(406)	(176)
Total other income (expense), net	(14,924)	(4,381)	14,521
Loss before income taxes	(302,614)	(247,553)	(266,762)
Provision for income taxes	477	—	4
Net loss	(303,091)	(247,553)	(266,766)
Other comprehensive income (loss):
Net unrealized loss on marketable securities, net of tax	(521)	(452)	802
Cumulative translation adjustment	319	—	—
Total other comprehensive income (expense), net	(202)	(452)	802
Comprehensive loss	$(303,293)	$(248,005)	$(265,964)
Basic and diluted net loss per common share	$(4.81)	$(4.04)	$(4.57)
Weighted-average number of shares used in computing basic and diluted net loss per common share	62,963,317	61,334,037	58,321,612

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	55,640,299	$56	$1,044,941	$(48)	$(472,150)	$572,799
Issuance of common stock upon equity offerings, net of issuance costs	3,986,890	$4	219,667	—	—	219,671
Issuance of common stock upon exercise of stock options	538,503	1	11,635	—	—	11,636
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	368,357	—	(7,617)	—	—	(7,617)
Issuance of common stock pursuant to ESPP purchases	63,280	—	2,361	—	—	2,361
Vesting of restricted stock purchases	47,051	—	157	—	—	157
Stock-based compensation expenses	—	—	45,651	—	—	45,651
Net unrealized gain (loss) on marketable securities	—	—	—	802	—	802
Net loss	—	—	—	—	(266,766)	(266,766)
Balance at December 31, 2019	60,644,380	$61	$1,316,795	$754	$(738,916)	$578,694
Issuance of common stock upon exercise of stock options	525,788	—	13,328	—	—	13,328
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	629,857	1	(5,288)	—	—	(5,287)
Issuance of common stock pursuant to ESPP purchases	98,065	—	4,137	—	—	4,137
Stock-based compensation expenses	—	—	73,290	—	—	73,290
Net unrealized loss on marketable securities	—	—	—	(452)	—	(452)
Net loss	—	—	—	—	(247,553)	(247,553)
Balance at December 31, 2020	61,898,090	$62	$1,402,262	$302	$(986,469)	$416,157
Issuance of common stock upon exercise of stock options	136,929	1	2,745	—	—	2,746
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	782,019	—	(3,113)	—	—	(3,113)
Issuance of common stock pursuant to ESPP purchases	134,587	—	4,253	—	—	4,253
Issuance of common stock upon at-the-market financing	1,601,884	2	44,071	—	—	44,073
Issuance of capped call options			(46,817)	—	—	(46,817)
Issuance of common stock in connection with private placement	83,132	—	2,070	—	—	2,070
Stock-based compensation expenses	—	—	80,334	—	—	80,334
Other comprehensive income				(202)	—	(202)
Net loss	—	—	—	—	(303,091)	(303,091)
Balance at December 31, 2021	64,636,641	$65	$1,485,805	$100	$(1,289,560)	$196,410

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(303,091)	$(247,553)	$(266,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,909	8,323	8,605
Amortization (accretion) of premium (discount) on marketable securities	205	119	(2,057)
Non-cash interest expense	1,223	1,523	43
Amortization of operating lease right-of-use assets	2,707	2,500	1,327
Stock-based compensation	78,670	71,477	45,651
Gain on lease modification	—	(984)	(8,301)
Changes in operating assets and liabilities:
Accounts receivables	(11,300)	(14,863)	(2,637)
Inventories	(16,148)	(36,779)	(1,277)
Prepaid expenses and other assets, current	(17,728)	(725)	(5,197)
Accounts payable	(3,722)	8,374	4,499
Accrued liabilities	7,552	(10,089)	24,706
Accrued compensation	3,727	6,407	7,543
Other liabilities, current	(12)	(587)	(1,482)
Operating lease liabilities	(4,836)	173	893
Other liabilities, noncurrent	31	822	33
Net cash used in operating activities	(256,813)	(211,862)	(194,417)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,233)	(8,754)	(3,460)
Proceeds from sale of property and equipment	—	—	45
Purchases of marketable securities	(50,353)	(57,936)	(434,919)
Maturities of marketable securities	65,696	384,002	361,473
Net cash provided by (used in) investing activities	12,110	317,312	(76,861)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	46,143	—	219,443
Proceeds from issuance of long-term debt, net of debt issuance costs	96,473	74,799	72,475
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	6,999	17,608	13,857
Taxes paid related to net share settlement of equity awards	(3,113)	(5,287)	(7,617)
Proceeds from issuance of Convertible Notes, net	334,650	—	—
Purchases of capped call options	(46,817)	—	—
Net cash provided by financing activities	434,335	87,120	298,158
Effect of exchange rate changes on cash and cash equivalents	319	—	—
Net increase in cash, cash equivalents and restricted cash	189,951	192,570	26,880
Cash, cash equivalents and restricted cash at beginning of period	497,202	304,632	277,752
Cash, cash equivalents and restricted cash at end of period	$687,153	$497,202	$304,632
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$13,938	$6,283	—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Accrued issuance costs	$486	$(59)	$85
Leasehold improvements paid for by landlord	$—	$10,709	$17,231
Accrued purchase of property and equipment	$(132)	$6	$78
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash, cash equivalents	$684,717	$494,766	$302,237
Restricted cash	$2,436	2,436	2,395
Total cash and cash equivalents and restricted cash	$687,153	$497,202	$304,632

See accompanying notes.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Global Blood Therapeutics, Inc., or the Company, we, us, or our, was incorporated in Delaware in February 2011 and commenced operations in May 2012. We are a biopharmaceutical company dedicated to the discovery, development and delivery of life-changing treatments that provide hope to underserved patient communities. In late November 2019, we received U.S. Food and Drug Administration, or FDA, accelerated approval for our first medicine, Oxbryta® (voxelotor) tablets for the treatment of sickle cell disease, or SCD, in adults and children 12 years of age and older, and in early December 2019, we began to make Oxbryta available to patients through our specialty pharmacy partner network. In December 2021, we received FDA accelerated approval to expand Oxbryta’s indication for the treatment of SCD to children ages 4 to less than 12 years. Our principal operations are based in South San Francisco, California.

Liquidity

We have incurred significant operating losses since inception and have cumulative net losses of $1.3 billion. Our ultimate success depends on the outcome of our commercialization of Oxbryta and research and development activities. We expect to incur additional losses for the foreseeable future to commercialize Oxbryta and conduct product research and development. If needed, we intend to raise such capital through borrowings, the issuance of additional equity, and potentially through strategic alliances with partner companies or other transactions. However, if such financing is not available at adequate levels, we will need to re-evaluate our operating plans. We believe that our existing cash and cash equivalents and investments of $734.8 million as of December 31, 2021 will be sufficient to fund our cash requirements for at least twelve months subsequent to the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Certain reclassifications have been made to prior period financials to conform to the current year presentation. These reclassifications have no impact on previous reported total assets, total liabilities, net loss, stockholders’ equity or operating cash flows.

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

Segment Reporting

We operate in a single segment which is development of pharmaceutical products and this is based upon the way the business is organized for making operating decisions and assessing performance. All property and equipment is maintained in the United States. Our product sales are primarily in the United States.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist primarily of amounts invested in money market accounts, are stated at fair value.

Investments in Marketable Securities

We invest in marketable securities, primarily money market funds, corporate debt securities, government securities, government agency securities, and certificates of deposits. We classify our marketable securities as available-for-sale securities and report them at fair value in cash equivalents or marketable securities on the consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive income (loss) on the consolidated balance sheets. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest and other income (loss). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

We regularly review all of our investments to determine whether unrealized losses have resulted from a credit loss or other factors under ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). Our review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. The unrealized losses on the Company’s available-for-sale securities for the years ended December 31, 2021, 2020 or 2019, were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of December 31, 2021 and that there were no impairments as of December 31, 2021, 2020 or 2019 considered as other-than-temporary because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. When we determine that the decline in estimated fair value of an investment is below the amortized cost basis and the decline is other than temporary, we reduce the carrying value of the security and record a loss for the amount of such decline.

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

Major Customers

We have entered into distribution agreements with certain limited specialty pharmacies and a specialty distributor. For the year ended December 31, 2021, our three largest customers represented approximately 99.8% of our product revenue and 100.0% of our accounts receivable balance at December 31, 2021.

Major Suppliers

We do not currently have any of our own manufacturing facilities, and therefore we depend on an outsourced manufacturing strategy for the production of Oxbryta for commercial use and for the production of our product candidates for clinical trials. We have contracts in place with two third-party manufacturers that are approved for the commercial production of Oxbryta and two third-party suppliers that are approved for Oxbryta’s active pharmaceutical ingredient. Although there are potential sources of supply other than our existing manufacturers and suppliers, any new supplier would be required to qualify under applicable regulatory requirements.

Accounts Receivables, net

Accounts receivables are recorded net of estimates of variable consideration for which reserves are established and which result from discounts and chargebacks that are offered within contracts between us and a limited number of specialty pharmacies and a specialty distributor in the United States. These reserves are classified as reductions of accounts receivable.

We estimate the allowance for doubtful accounts using the current expected credit loss model, or CECL model. Under the CECL model, the allowance for doubtful accounts reflects the net amount expected to be collected from the account receivables. We evaluate the collectability of these cash flow based on the asset’s amortized cost, the risk of loss even when that risk is remote, losses over an asset’s contractual life, and other relevant information available to us. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. Given the nature and history of our accounts receivable, we determined that an allowance for doubtful accounts was not required at December 31, 2021.

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

Accruals of Research and Development and Manufacturing Costs

We record accruals for estimated costs of research, nonclinical and clinical studies and manufacturing development. These costs are a significant component of our research and development expenses. A substantial portion of our ongoing research and development activities are conducted by third-party service providers, including contract research organizations and contract manufacturing organizations. We also accrue for estimated costs of manufacturing activities for inventories which are a significant component of the cost of our inventory.

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

Revenue Recognition

Pursuant to Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers, or ASC 606, we recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.

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

Product sales, net

Our product sales consist of U.S. sales of Oxbryta, which we began shipping to customers in December 2019. Prior to December 2019, we had no product sales. We sell Oxbryta in the United States to a limited number of specialty pharmacies and a specialty distributor (each a “Customer” or collectively our “Customers). These agreements with our Customers provide for transfer of title to the product at the time the product has been delivered to the Customers. The Customers subsequently dispense our products directly to a patient or resell our products to hospitals and certain pharmacies.

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

We consider the effects of items that can decrease the transaction price, such as variable consideration and consideration payable to Customers or payor. Amounts related to such items are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. We record revenue from product sales after considering the impact of various forms of variable considerations. Each of these items of variable consideration we record at the time of revenue recognition and requires significant estimates, judgment and information obtained from external sources. If management’s estimates differ from actual results, we will record adjustments that would affect product sales in the period of adjustment:

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

Prompt payment discounts: We provide discounts to our Customers if they pay for our products within a defined period of time after title transfers, which terms are explicitly stated in the contract. We use the most-likely-amount method for estimating prompt payment discounts. We expect that our Customers will earn prompt payment discounts. As a result, we deduct the full amount of those discounts from total product sales when revenues are recognized and record these discounts as a reduction of accounts receivable.

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

Chargebacks: Chargebacks are discounts that occur when contracted parties purchase directly from a specialty distributor. Contracted parties, which currently consist primarily of Public Health Service Institutions and federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty distributor, in turn, charge back the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by the contracted parties to us. The reserves for chargeback are based on known sales to contracted parties. We establish the reserves for chargebacks in the same period that the related revenue is recognized, resulting in a reduction of product revenue and receivables.

Distributor fees: Our specialty distributor provides distribution services to us for a fee, based on a contractually determined fixed percentage of sales. We estimate these distributor fees and record such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue. We record an accrued liability for unpaid distributor fees.

Cost of Sales

Cost of sales consists primarily of direct and indirect costs related to the manufacturing of Oxbryta products sold, including third-party manufacturing costs, packaging services, freight, storage costs, allocation of overhead costs of employees involved with production, and Oxbryta net sales-based royalties payable to the Regents of the University of California. Costs incurred prior to the FDA’s initial approval of Oxbryta in November 2019 have been recorded as research and development expense in our consolidated statement of operations and comprehensive loss.

Leases

In accordance with Accounting Standards Codification, Topic 842, Leases, or ASC 842, we determine if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether we have the right to control the identified asset. Right-of-use, or ROU, assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives received and initial direct costs incurred, as applicable.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Our comprehensive income (loss) is comprised of net loss and changes in unrealized gains and losses on our marketable securities and cumulative translation adjustment.

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

Long-term Debt

Long-term debt consists of our loan agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent and a lender, and Biopharma Credit Investments V (Master) LP, as a lender, and collectively, the Lenders. We accounted for the Term Loan as a debt financing arrangement. Interest expense is accrued using the effective interest rate method over the estimated period the debt will be repaid. Debt issuance costs have been recorded as a debt discount in our consolidated balance sheets and are being amortized and recorded as interest expense throughout the life of the Term Loan using the effective interest rate method. We consider whether there are any embedded features in our debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging. There are no embedded features identified from our Term Loan that require bifurcation and separating accounting.

Convertible Notes

We evaluate all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative. We accounted for the 2028 Notes (see Note 8) as a long-term liability equal to the proceeds received from issuance, including the embedded conversion feature, net of the unamortized debt issuance and offering costs on the consolidated balance sheets. The conversion feature is not required to be accounted for separately as an embedded derivative. We amortize debt issuance and offering costs over the contractual term of the 2028 Notes, using the effective interest method, as interest expense on the consolidated statements of operations.

Capped Calls

We evaluate financial instruments under ASC 815. In December 2021, in connection with the issuance of the Convertible Notes, we entered into the Capped Calls (see Note 8). The Capped Calls cover the same number of shares of common stocks that initially underlie the 2028 Notes (subject to anti-dilution and certain other adjustments). The Capped Calls meet the definition of derivative under ASC 815. In addition, the Capped Calls meet the conditions in ASC 815 to be recorded as a reduction to additional paid-in capital in stockholders’ equity and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given our net loss. In calculating dilutive instruments we use the if-converted method for the convertible debt upon adopting ASU No.2020-06.

Accounting Pronouncements Adopted

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and the applicable amendments will be applied on a prospective basis. We adopted ASU No. 2019-12 in the first quarter of 2021 and applied the guidance prospectively. The only aspect of ASU 2019-12 that is currently applicable to us is the removal of the exception related to intraperiod tax allocation. We began applying the general methodology regarding the intraperiod allocation of tax expense in 2021. After the adoption of ASU 2019-12, in periods where we have a loss from continuing operations, the amount of taxes attributable to continuing operations will be determined without regard to the tax effect of other items, including changes in unrealized gains related to marketable securities. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In August 2020, FASB, issued ASU No.2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments and requires entities to use the if-converted method for all convertible instruments in calculating diluted earnings-per-share. We early adopted ASU No. 2020-06 on January 1, 2021 using the modified retrospective method. We applied this ASU to the convertible debt transaction entered into in December 2021 (see Note 8). The adoption of this ASU did not have a material impact to our consolidated financial statements as there were no outstanding financial instruments that require recombination at January 1, 2021.

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

In accordance with ASC 820-10 , Fair Value Measurements and Disclosures, the Company determines the fair value of financial and non-financial assets liabilities using the three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The following table summarizes our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$671,845	$671,845	$—	$—
Corporate debt securities	10,006	—	10,006	—
U.S. government agency securities	4,843	—	4,843	—
Certificates of deposits	244	—	244	—
U.S. government securities	34,964	—	34,964	—
Total financial assets	$721,902	$671,845	$50,057	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$486,174	$486,174	$—	$—
Corporate debt securities	29,804	—	29,804	—
U.S. government agency securities	15,943	—	15,943	—
Certificates of deposits	243	—	243	—
U.S. government securities	20,136	—	20,136	—
Total financial assets	$552,300	$486,174	$66,126	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. At December 31, 2021, the weighted average remaining contractual maturities of our Level 2 investments was eighteen months and all of these investments are rated A-1/P-1/F1 or A/A2, or higher by Moody’s and S&P. There were no transfers between Level 1 and Level 2 during the periods presented.

There were no sales of available-for-sale securities in any of the periods presented. No credit loss allowance was recorded as of December 31, 2021 as we do not believe the unrealized loss is a result of a credit loss. We also considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.

4. Available-for-Sale Securities

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents, or marketable securities in our Consolidated Balance Sheets (in thousands):

	December 31, 2021
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	(Losses)	Value
Financial Assets:
Money market funds	$671,845	$—	$—	$671,845
Corporate debt securities	10,037	—	(31)	10,006
U.S. government agency securities	4,862	—	(19)	4,843
Certificates of deposits	245	—	(1)	244
U.S. government securities	35,133	—	(169)	34,964
Total	$722,122	$—	$(220)	$721,902

	December 31, 2020
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	(Losses)	Value
Financial Assets:
Money market funds	$486,174	$—	$—	$486,174
Corporate debt securities	29,641	163	—	29,804
U.S. government agency securities	15,906	37	—	15,943
Certificates of deposits	241	2	—	243
U.S. government securities	20,036	100	—	20,136
Total	$551,998	$302	$—	$552,300

The following table summarizes the classification of the available-for-sale securities on our consolidated balance sheets (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$671,845	$486,174
Short-term marketable securities	—	66,126
Long-term marketable securities	50,057	—
Total	$721,902	$552,300

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at December 31, 2021 were temporary in nature. All unrealized losses from all marketable securities at December 31, 2021 are not material.

5. Balance Sheet Components

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$14,373	$11,922
Computer equipment	2,841	3,023
Leasehold improvements	32,281	32,281
Construction-in-progress	934	517
Total property and equipment	50,429	47,743
Less: accumulated depreciation and amortization	(15,511)	(9,861)
Property and equipment, net	$34,918	$37,882

Depreciation expense was $5.9 million for the year ended December 31, 2021, $8.3 million for the year ended December 31, 2020 and $8.6 million for the year ended December 31, 2019. Refer to Note 9—Commitments and Contingencies for details on acceleration of depreciation expense recognized during the years ended December 31, 2020 and 2019.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued research and development costs	$8,525	$10,677
Accrued manufacturing costs	11,327	9,125
Accrued professional and consulting services	7,863	4,107
Accrued sales deductions	10,205	6,405
Other	1,377	819
Total accrued liabilities	$39,297	$31,133

Other liabilities, current

Other liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Operating lease liabilities, current	$5,670	$4,836
Other current liabilities	$222	—
Total other liabilities, current	$5,892	$4,836

6. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$10,616	$11,273
Work-in-process	45,662	26,994
Finished goods	1,924	1,956
Total inventories	$58,202	$40,223

For the year ended December 31, 2021, and 2020, we have capitalized $1.7 million and $1.8 million of share-based compensation expense to our inventories, respectively. See Note 11 - Share-based Compensation for details on share-based compensation expenses recognized during the year ended December 31, 2021.

7. Long-term Debt

Amended and Restated Loan Agreement

In December 2019, we entered into the 2019 Term Loan for a senior secured credit facility consisting of an initial term loan of $75.0 million, with an option to draw an additional $75.0 million until December 31, 2020. The first tranche of $75.0 million was funded in December 2019 and the second tranche of the $75.0 million was funded in November 2020.

In December 2021, we entered into the A&R Term Loan. The A&R Term Loan superseded in its entirety the 2019 Term Loan, and provided us with an additional term loan commitment from the Lenders in the aggregate principal amount of $100.0 million, or “Tranche C Loan”. Further, the A&R term loan agreement extended the maturity date and interest payments for the previous tranches under the 2019 Term Loan to conform with the new Tranche C Loan. The Tranche C Loan is in addition to the initial term loan tranche in an aggregate principal amount of $75.0 million that was drawn upon execution of the 2019 Term Loan Agreement and a subsequent term loan tranche in an aggregate principal amount of $75.0 million that was drawn under the Prior Loan Agreement in November 2020. The maturity date of the A&R Term Loan was extended to December 17, 2027, with interest-only payments extended to March 31, 2025. The Term Loan bears interest at a floating per annum interest rate equal to 7.00% plus the greater of (a)

the 3-month LIBOR rate and (b) 2%. Interest on amounts outstanding are payable quarterly in arrears. The obligations under the A&R Term Loan are secured by a first priority security interest in and a lien on substantially all of our assets, subject to certain exceptions.

In the event we default, the interest rate would be 3% above the rate that is otherwise applicable thereto. Interest on amounts outstanding are payable quarterly in arrears.

We have the option to prepay all or a portion of the borrowed amounts under the A&R Term Loan. If we exercise this option, we must pay a prepayment fee between 1% and 3% of the principal amount being prepaid depending on the timing of the prepayment, or Prepayment Fee. If the prepayment occurs before December 2024, we must also pay an amount equal to the sum of all interest that would have accrued and been payable from date of prepayment through December 2026, or Make Whole Amount. We are obligated to pay an additional fee to the Lenders determined by multiplying the principal amount being paid or prepaid multiplied by 2%, or Paydown Fee, when such payments are made.

In the event of default or change in control, all unpaid principal and all accrued and unpaid interest amounts (if any) become immediately due and payable, at which point, we will be subject to the Prepayment Fee, the Make Whole Amount (if any) and the Paydown Fee. Events of default include, but are not limited to, a payment default, a material adverse change, and insolvency.

Using the net present value method, we concluded the amendment and restatement of the 2019 Term Loan should be accounted for as a debt modification as the present value of the remaining cash flows of the A&R Term Loan are not substantially different from the present value of the remaining cash flows of the 2019 Term Loan. As the amendment was accounted for as a debt modification, no gain or loss was recognized.

Debt issuance costs associated with the Tranche C Loan paid directly to the Lenders of $3.4 million were treated as discounts on the A&R Term Loan and the other debt issuance costs of $0.1 million were expensed as incurred. The debt discounts associated with the Tranche C Loan and the remaining unamortized debt discounts associated with the 2019 Term Loan as of the debt amendment date, along with the Paydown Fee are being amortized or accreted to interest expenses throughout the remaining life of the A&R Term Loan using the effective interest rate method. As of December 31, 2021, there were unamortized issuance costs and debt discounts of $4.8 million, which were recorded as a direct deduction from the A&R Term Loan on the consolidated balance sheet.

Future payments of principal and interest on the A&R Term Loan as of December 31, 2021 (in thousands):

2022	$22,500
2023	22,500
2024	22,500
2025	104,688
2026	97,188
2027	89,688
Total minimum payments	359,063
Less: amount representing interest	(104,063)
Less: amount representing Paydown Fee	(5,000)
Long-term debt, gross	250,000
Discount on notes payable	(4,779)
Accretion of Paydown Fee	1,131
Long-term debt	$246,352

8. Convertible Debt

Convertible Note

In December 2021, we issued an aggregate of $345.0 million principal amount of 1.875% convertible senior notes due 2028, or 2028 Notes, in a private placement. The aggregate principal amount on the 2028 Notes sold reflects the full exercise by the initial purchasers of their option to purchase an additional $45.0 million in aggregate principal amount of the 2028 Notes. We received total proceeds, net of debt issuance and offering costs of $11.0 million, of $334.0 million from the offering. We used $46.8 million of the net proceeds to pay the costs of the capped call transactions described below.

The 2028 Notes are senior unsecured obligations and accrue interest at a rate of 1.875% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The 2028 Notes mature on December 15, 2028, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

The 2028 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, on or after December 20, 2027 and prior to the 31st scheduled trading day immediately preceding the maturity date, at an initial conversion rate of 31.4985 shares of our common stock per $1,000 principal amount of the 2028 Notes, which is equivalent to an initial conversion price of approximately $31.75 per share of our common stock. The 2028 Notes are convertible at the option of the holders prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

We may redeem for cash all or any portion of the 2028 Notes, at our option, on or after December 20, 2027 and prior to the 31st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we elect to redeem fewer than all the outstanding notes, at least $100.0 million aggregate principal amount of notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant notice of redemption. We have elected to irrevocably fix the settlement method to physical settlement in the indenture governing the 2028 Notes. No “sinking fund” is provided for the 2028 Notes, which means that we are not required to redeem or retire the 2028 Notes periodically.

If we undergo a fundamental change (as set forth in the indenture governing the 2028 Notes), noteholders may require us to repurchase for cash all or any portion of their 2028 Notes at a repurchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

As a result of adopting ASU 2020-06, we accounted for the 2028 Notes as a single liability. As of December 31, 2021, the 2028 Notes were recorded at the aggregate principal amount of $345.0 million less unamortized issuance costs of $10.9 million as a long-term liability on the consolidated balance sheets. The debt issuance costs are amortized to interest expense over the contractual term of the 2028 Notes at an effective interest rate of 2.37%.

The following table presents the components of interest expense related to 2028 Notes (in thousands):

For the Year Ended December 31, 2021
Stated coupon interest	$234
Amortization of debt issuance cost	52
Total interest expense	$286

As of December 31, 2021, the fair value of the 2028 Notes was $431.4 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy.

Capped Calls

In connection with the issuance of the 2028 Notes, we entered into capped call transactions with certain of the initial purchasers of the 2028 Notes and other financial institutions, totaling $46.8 million, which we refer to as the Capped Calls. The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock that initially underlie the 2028 Notes (or 10,866,983 shares of our common stock). The Capped Calls have an initial strike price and an initial cap price of $31.7475 per share and $49.80 per share, respectively, subject to certain adjustments. Conditions that cause adjustments to the initial strike price of the Capped Calls mirror conditions that result in corresponding adjustments to the conversion price of the 2028 Notes. The Capped Calls are expected to offset the potential dilution to our common stock as a result of any conversion of the 2028 Notes, subject to a cap based on the cap price.

We considered the Capped Calls as separate financial instruments and not part of the 2028 Notes. We recorded the cost of the Capped Calls, totaling $46.8 million, as a reduction to additional paid-in capital within the consolidated statements of stockholders’ equity.

9. Commitments and Contingencies

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

Lease costs included in operating expense in the consolidated statement of operations and comprehensive loss in relation to these operating leases were $10.5 million and $12.4 million for the year ended December 31, 2021 and 2020, respectively. These lease costs included variable lease costs, which were not included within the measurement of our operating ROU assets and operating lease liabilities in the amount of $3.5 million and $2.6 million for the year ended December 31, 2021 and 2020, respectively. The variable lease cost is comprised primarily of our cost in certain research and development arrangements that contain embedded equipment, and our proportionate share of operating expenses, property taxes, and insurance in relation with our facility lease. These costs are classified as operating lease expense due to our election to not separate lease and non-lease components.

Supplemental information related to leases for the period reported is as follows (in thousands, except weighted-average remaining lease term and weighted-average discount rate):

	For the Year Ended December 31,
	2021	2020
ROU assets obtained for new operating lease liabilities	$—	205
Adjustment to ROU assets as a result of the lease modification for the Prior Premises	—	(106)
Operating lease liabilities arising from obtaining ROU assets	—	205
Cash paid for amounts included in the measurement of lease liabilities	11,841	7,696
Weighted-average remaining lease term of operating leases (in years)	8.2	9.2
Weighted-average discount rate of operating leases	8.66%	8.66%

The majority of our lease costs are driven by our operating lease for our headquarters in South San Francisco, where we have office and research and development laboratory facilities.

In March 2017, we entered into a noncancelable operating lease, or Original Lease, for approximately 67,185 square feet of space in South San Francisco, California, or our Prior Premises.

In August 2018, we entered into an amendment to the Original Lease, or Lease Amendment, to relocate the leased premises from the Prior Premises to a to-be-constructed building consisting of approximately 164,150 rentable square feet of space, or Substitute Premises, when the Substitute Premises are ready for occupancy, or Substitute Premises Payment Commencement Date. The Lease Amendment has a contractual term, or Substitute Premises Term, of 10 years from the Substitute Premises Payment Commencement Date. The Lease Amendment grants us an option to extend the Lease Amendment for an additional 10-year period. Future minimum rental payments under the Lease Amendment during the 10-year term are $121.5 million in the aggregate. Under the Lease Amendment, we are obligated to pay to the landlord certain costs, including taxes and operating expenses. The Lease Amendment also provides a tenant inducement allowance of up to $27.9 million, of which $4.1 million, if utilized, would be repaid to the landlord in the form of additional monthly rent with interest applied. As of December 31, 2020, we have capitalized $32.3 million of costs within property and equipment, net for construction of leasehold improvements at the Substitute Premises, which were mostly acquired with the tenant inducement provided under the Lease Amendment. No additional costs were capitalized for the year ended December 31, 2021.

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

With the commencement of the Lease Amendment, the lease term for the Original Lease was reduced, with the modified lease term expiring on June 1, 2020. We determined that the reduction of the lease term would be accounted for as a lease modification to the Prior Lease. On October 1, 2019, we remeasured the present value of future lease payments during the modified lease term to be $2.9 million, using an incremental borrowing rate of approximately 8.78%. We recognized the amount of remeasurement of the lease liability as an adjustment to the ROU asset, reducing the carrying amount of the ROU asset to zero, and recognized a gain on lease modification of $8.3 million for the year ended December 31, 2019. An additional gain on lease modification of $1.0 million was recognized for the year ended December 31, 2020 to write off the remaining lease liability related to the Original Lease when we vacated the building. As of December 31, 2021, and 2020, there were no unamortized operating lease liability associated with the Prior Premises.

On October 1, 2019, or the Substitute Premises Commencement Date, we measured the present value of future lease payments that included the expected utilization of tenant inducements, using an incremental borrowing rate of approximately 8.66%. During the year ended December 31, 2020, the landlord paid approximately $10.7 million, out of tenant inducement allowances for construction of leasehold improvements at the Substitute Premises, which was recognized as an increase in the operating lease liability. No such payments were received from the landlord for the year ended December 31, 2021. The balances of the ROU asset were approximately $48.0 million and $50.6 million as of December 31, 2021 and 2020, respectively. The balances for the operating lease liability were approximately $79.2 million and $83.8 million as of December 31, 2021 and 2020, respectively.

After relocating to the Substitute Premise, we surrendered and delivered the Prior Premises to the landlord in May 2020, upon which time we had no further obligations with respect to the Prior Premises other than with respect to the Initial Allowance, which we will repay to the landlord in the form of additional monthly rent with interest applied over the term of the Original Lease. Upon signing of the Lease Amendment, we re-evaluated the remaining useful life of the leasehold improvements at the Prior Premises and started to amortize the leasehold improvements over the remaining period of expected use, resulting in an acceleration of depreciation expenses for approximately zero and $3.8 million for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the maturities of our operating lease liabilities under Topic 842 were as follows (in thousands):

Year ending December 31,	Amount
2022	12,222
2023	12,584
2024	12,948
2025	13,368
2026	13,803
Thereafter	46,703
Total lease payments	111,628
Less: Imputed interest	(32,452)
Present value of operating lease liabilities	$79,176

Rent expense was $9.9 million for the year ended December 31, 2021, $9.8 million for the year ended December 31, 2020, and $5.2 million for the year ended December 31, 2019. The operating leases require us to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

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

Contingent Payments

In December 2019, we entered into an agreement, or Syros Agreement, with Syros Pharmaceuticals, Inc., “Syros”, to discover, develop and commercialize novel therapies for SCD and beta thalassemia. Under the agreement, Syros will use its leading gene control platform to identify therapeutic targets and discover drugs that potentially induce fetal hemoglobin, and we have an option to obtain an exclusive worldwide license to develop, manufacture and commercialize any compounds or products resulting from the agreement, subject to Syros’ option to co-promote the first product in the United States. If we exercise the option, we will be responsible for all development, manufacture, regulatory activities and commercialization of the compound or product. Syros and we will be responsible for our own costs incurred to conduct research activities, except that we will fund up to a total of $40.0 million in preclinical research for at least three years. Unless earlier terminated or extended, the research program under the agreement will end on the third anniversary of the agreement.

Under the terms of the Syros Agreement, we paid Syros an upfront payment of $20.0 million in January 2020, and, if we exercise our option under the agreement, we may be obligated to pay Syros up to $315.0 million in option exercise, development, regulatory, commercialization and sales-based milestones per product candidate and product resulting from the agreement. We will also be obligated to pay Syros, subject to certain reductions, tiered mid- to high-single digit royalties as percentages of calendar year net sales on any product resulting from the agreement. No milestone payments were recognized for the year ended December 31, 2020 and 2021. We have recognized $11.5 million of research reimbursement to Syros in our research and development cost for the year ended December 31, 2021.

In March 2021, we entered into a license agreement with Sanofi, or the Sanofi Agreement, pursuant to which Sanofi granted us an exclusive and sublicensable license under certain patent rights and know-how controlled by Sanofi to use, develop, manufacture, commercialize and otherwise exploit certain compounds, including compounds directed against or that modulate one of two specified targets and any product containing a licensed compound for the diagnosis, prevention and/or treatment of human diseases worldwide. Sanofi retains rights to use its know-how to conduct non-clinical development of, and to manufacture, compounds other than the licensed compounds or licensed products under the Sanofi Agreement.

Under the Sanofi Agreement, we paid to Sanofi an upfront payment of $2.25 million and have agreed to pay up to an aggregate of $351.0 million in milestone payments upon the achievement of certain development, regulatory, commercial and sales-based milestones relating to the licensed products. We also agreed to pay Sanofi royalties in the low single-digit to mid-single-digit percentages of annual net sales of licensed products, which are payable on a licensed product-by-licensed product and country-by-country basis commencing on the first commercial sale of a licensed product in such country and continuing until the latest of (i) ten years after the first commercial sale of such licensed product in such country, (ii) the expiration of the last valid claim under the licensed patent rights or certain derived patent rights that cover such licensed product in such country, and (iii) the expiration of regulatory exclusivity for such licensed product in such country. The royalty rate is subject to reduction under certain circumstances.

In August 2018, we entered into the License Agreement, or Roche Agreement, with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (together, “Roche”), pursuant to which Roche granted us an exclusive and sublicensable worldwide license under certain patent rights and know-how to develop and commercialize inclacumab for all indications and uses, except diagnostic use. Roche retained a non-exclusive, worldwide, perpetual, royalty-free license to inclacumab solely for any diagnostic use. We have paid Roche an upfront payment of $2.0 million in the year ended December 31, 2019, which was recognized in our research and development costs for year ended December 31, 2018. In addition, we have recognized $5.3 million and $2.0 million clinical development milestone payments in our research and development costs for the years ended December 31, 2021 and 2020, respectively. Under our agreement, we are obligated to make contingent payments to Roche totaling approximately $125.5 million in milestone payments for the SCD indication, including up to $40.5 million based on achievement of certain clinical development and regulatory milestones for inclacumab in the SCD indication and up to $85.0 million based on achievement of certain thresholds for annual net sales of inclacumab. In addition, we are obligated to make contingent payments to Roche of up to an aggregate of $6.4 million in milestone payments that are owed to third parties based on achievement of such clinical development and regulatory milestones for inclacumab. We are also obligated to make contingent payments to Roche up to $19.25 million in milestone payments based on achievement of certain clinical development and regulatory milestones for inclacumab for any indication other than the SCD indication.

10. Stockholders’ Equity

Common Stock Reserved for Issuance

We have reserved sufficient shares of common stock for issuance upon the exercise of stock options, vesting of restricted stock units and restricted shares subject to future vesting. Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of any preferred stockholders. As of December 31, 2021, no common stock dividends had been declared by the board of directors.

We have reserved shares of common stock for future issuance as follows:

	December 31,
	2021	2020
Restricted stock units	3,437,069	2,625,056
Options issued and outstanding	3,553,763	3,327,330
Shares available for future grant under the 2015 Plan and 2017 Inducement Equity Plan	6,473,318	6,018,567
Employee stock purchase plan	320,003	254,590
2028 Notes	13,855,407	—
Total	27,639,560	12,225,543

11. Share-based Compensation

Amended and Restated 2017 Inducement Equity Plan

In January 2017, we adopted the 2017 Inducement Equity Plan and thereafter amended and restated the plan, or the 2017 Inducement Plan. Under the 2017 Inducement Plan, shares of our common stock are reserved for the issuance of non-qualified stock options and other equity-based awards to induce highly-qualified prospective officers and employees who are not currently employed by us or our subsidiaries to become employed with our company. Awards granted under the 2017 Inducement Plan expire no later than 10 years from the date of grant. For non-statutory stock options, the option price shall not be less than 100% of the fair market value on the day of grant. Options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/16th per quarter over the following three years thereafter. Restricted stock units granted generally vest at a rate of 25% upon the first anniversary of the issuance date and 1/8th per half year over the following three years thereafter. The number of shares initially reserved for grant is subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock. As of December 31, 2021, there were 1,662,072 shares reserved for the future issuance of equity awards under the 2017 Inducement Plan.

Amended and Restated 2015 Stock Option and Incentive Plan

In 2015, we adopted 2015 Stock Option and Incentive Plan, which was thereafter amended and restated as the Amended and Restated 2015 Stock Option and Incentive Plan, or 2015 Plan. Under the 2015 Plan, shares of our common stock are reserved for the issuance of stock options, restricted stock, and other equity-based awards to employees, non-employee directors, and consultants under terms and provisions established by the Board of Directors and approved by our stockholders at inception. Awards granted under the 2015 Plan expire no later than 10 years from the date of grant. For incentive stock options and non-statutory stock options, the option price shall not be less than 100% of the fair market value on the day of grant. If at the time we grant an option and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all our classes of stock, the option price is required to be at least 110% of the fair market value on the day of grant. Options granted typically vest over a 4-year period but may be granted with different vesting terms. Restricted stock units granted generally vest at a rate of 1/8th per half year over the 4-year period. As of December 31, 2021, there were 4,811,246 shares reserved for the future issuance of equity awards under the 2015 Plan.

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

Stock Option Activity

The following table summarizes activity under our stock option plans, including the 2017 Inducement Plan, 2015 Plan and the 2012 Plan and related information (in thousands, except share and per share amounts and term):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding—December 31, 2020	3,327,330	$42.07	7.02
Options granted	722,280	42.43
Options exercised	(136,929)	20.05
Options canceled	(358,918)	51.94
Outstanding—December 31, 2021	3,553,763	$42.00	6.68	$11,763
Vested and exercisable—December 31, 2021	2,504,984	$38.79	5.92	$11,749

The aggregate intrinsic value was calculated as the difference between the exercise price of the options and the fair value of our common stock as of December 31, 2021. The total intrinsic value of options exercised was $2.4 million for the year ended December 31, 2021, $23.0 million for the year ended December 31, 2020, and $23.5 million for the year ended December 31, 2019. The weighted-average estimated fair value of stock options granted was $26.97 for the year ended December 31, 2021, $40.76 for the year ended December 31, 2020, and $32.30 for the year ended December 31, 2019.

Stock Options Granted to Employees with Service-based Vesting Valuation Assumptions

The fair values of stock options granted to employees were calculated using the following assumptions:

Year Ended December 31,
	2021	2020	2019
Expected term (in years)	5.3-6.1	5.1-6.1	5.3-6.1
Volatility	68.1%-72.7%	69.6%-71.8%	69.8%-72.2%
Risk-free interest rate	0.9%-1.1%	0.3%-1.8%	1.4%-2.6%
Dividend yield	—	—	—

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

Restricted Stock Units

The Compensation Committee of our Board of Directors has granted restricted stock units, or RSUs, to our employees. RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon the completion of a specific period of continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. RSUs granted are valued at the market price of our common stock on the date of grant. We recognize noncash compensation expense for the fair value of RSUs on a straight-line basis over the requisite service period of these awards.

The following table summarizes activity of RSUs granted to employees with service-based vesting under the 2017 Inducement Plan and 2015 Plan and related information (in thousands, except share, per share amounts and vesting period):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Grant Date	Vesting	Intrinsic
	of RSUs	Fair Value	Period (years)	Value
Non-vested units — December 31, 2020	2,210,356	$57.80	1.45	$95,731
RSUs granted	2,222,428	38.63
RSUs vested	(863,373)	54.39
RSUs forfeited	(583,142)	53.46
Non-vested units — December 31, 2021	2,986,269	$45.37	1.45	$87,048

Market-Condition Awards Granted to Employees

Beginning in June 2020, the Compensation Committee of our Board of Directors has granted awards of RSUs to certain of our senior management, including our executive officers, under the 2015 Plan, the vesting of which is contingent upon the achievement of three escalating stock price targets, which we refer to as the Market-Condition RSU Awards. Since June 1, 2020, certain awards have been forfeited in connection with employee terminations and new awards have been granted in connection with new appointments, respectively, with awards for up to an aggregate of 450,800 RSUs outstanding as of December 31, 2021. Upon the achievement of the respective stock price targets, 50% of the RSUs allotted to that tranche will vest, while the remaining 50% will vest on the first anniversary of the date the stock price target was achieved, subject to the employee’s continued employment or other service relationship with us through such vesting date. Under the terms of the awards, if the stock price targets are not achieved for all or some of the tranches on or before June 30, 2024, the unvested awards will be automatically terminated and forfeited. The compensation cost for the RSUs with a market condition is not reversed when the market condition is not satisfied. The target prices and vesting tranches are set forth in the table below:

Stock Price Targets	Number of Units Allowed
$109.20	90,160
$145.60	157,780
$182.00	202,860

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

The following table summarizes activity of the Market-Condition RSU Awards under the 2015 Plan and related information (in thousands, except share, per share amounts and vesting period):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Grant Date	Vesting	Intrinsic
	of RSUs	Fair Value	Period (years)	Value
Non-vested market-condition awards — December 31, 2020	414,700	$49.95	1.21	$17,961
Granted	84,800	13.88	1.73
Vested	—	—	—
Forfeited	(48,700)	49.95	0.21
Non-vested market condition awards — December 31, 2021	450,800	$43.17	0.30	$13,195

The following table summarizes the assumptions used to estimate the fair value of the market-condition awards as of the grant date:

Valuation date stock price	$37.20
Expected term	3.1 years
Volatility	66.6%
Risk-free interest rate	0.3%
Dividend yield	—

At December 31, 2021, total unrecognized compensation expense related to non-vested market-condition awards was $3.7 million, which is expected to be recognized over their respective remaining derived service periods. The weighted average derived service period is 0.30 years. For the year ended December 31, 2021, we recognized $8.4 million in stock-based compensation expense related to the Market-Condition RSU Awards.

Employee Stock Purchase Plan

In July 2015, we adopted 2015 Employee Stock Purchase Plan, which was thereafter amended and restated as the Amended and Restated 2015 Employee Stock Purchase Plan, or 2015 ESPP. Under the 2015 ESPP, our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2015 ESPP provided for offering periods of six months in duration. As approved by the Compensation Committee of the Board of Directors in December 2017, the 2015 ESPP provides for offering periods of two years in duration with purchase periods occurring every six months during an offering period. The purchase periods end on either January 31 or July 31. Contributions under the 2015 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. The 2015 ESPP was amended and restated in March 2020. The amended 2015 ESPP moves the timing of the purchase periods end on either February 28 (or February 29, if applicable) or August 31. Once each of the existing offering period ends, the next offering period immediately following will be a one-time transitional offering period, starting with one 7-month purchase period followed by three 6-month purchase periods. After this one-time transition offering period, all following offering periods will remain for two years with four equal six-month purchase periods. During the year ended December 31, 2021, 134,587 shares were issued under the ESPP for $4.3 million.

The fair values of the rights granted under the 2015 ESPP were calculated using the following assumptions:

Year Ended December 31,
	2021	2020
Expected term (in years)	0.5 – 2.1	0.5 – 2.1
Volatility	54.4-84.8%	47.0-77.0%
Risk-free interest rate	0.1-0.2%	0.1-1.5%
Dividend yield	—%	—%

Stock-Based Compensation Expense

Total stock-based compensation recognized by functions was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$21,297	$18,061	$19,140
Selling, general and administrative	57,374	53,416	26,511
Total stock-based compensation expense	$78,671	$71,477	$45,651

Unrecognized Stock-Based Compensation Expense and Weighted-Average Remaining Amortization Period

As of December 31, 2021, the unrecognized stock-based compensation cost, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows (in thousands, except amortization period):

		Weighted-
		average
	Unrecognized	remaining
	Compensation	amortization
	Cost	period (years)
Stock Options	$30,278	2.3
Restricted stock units	116,677	2.6
Market-Condition restricted stock units	3,672	2.5
ESPP	689	—
Total unrecognized stock-based compensation expense	$151,316	2.5

12. Defined Contribution Plan

In 2013, we began to sponsor a 401(k) retirement plan, in which substantially all of our full-time employees in United States are eligible to participate. Eligible participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. We also contributed to employee pension plan for our employees in Switzerland and defined contribution plans for other European employees. We recorded contribution expenses of $3.2 million for the year ended December 31, 2021, $2.1 million for the year ended December 31, 2020, and $1.4 million for the year ended December 31, 2019, for our contributions made to the plans for eligible participants.

13. Income Taxes

The components of the loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Loss before provision for income taxes:
United States	$(305,217)	$(247,327)	$(266,595)
International	2,603	(226)	(167)
	$(302,614)	$(247,553)	$(266,762)

The components of our income tax expense were as follows (in thousands):

Year Ended December 31,
	2021	2020	2019
Current expense (benefit)	$—	$—	$—
Federal	—	—	—
State	—	—	—
Foreign	477	—	—
	—	—	—
Deferred tax expense	—	—	—
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total income tax expense	$477	$—	$—

We recorded an income tax expense of $0.5 million for the year ended December 31, 2021. The 2021 income tax expense was primarily related to the foreign tax expenses on earnings of our foreign subsidiaries. No provision for income taxes was recorded for the years ended December 31, 2020 and December 31, 2019. We have incurred net operating losses for all the periods presented. We have not reflected any benefit of such net operating loss (NOL) carryforwards in the accompanying consolidated financial statements. We have established a full valuation allowance against the related deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes	5.7	7.4	9.7
Federal and state tax credits	2.2	4.3	4.9
Change in valuation allowance	(25.6)	(32.4)	(37.2)
Foreign rate differential	—	—	—
Officer compensation limitation	(1.3)	(0.8)	(1.0)
Stock based compensation/Non-deductible changes in fair value	(1.8)	0.6	1.7
Liquidation of foreign entities	—	—	0.9
Other	(0.4)	(0.1)	—
Provision for Taxes	-0.2%	0.0%	0.0%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$275,367	$216,092
Tax credits	85,542	76,684
Operating lease liability	21,422	23,147
Accruals and reserves	7,517	6,503
Stock based compensation	17,445	14,981
Deferred Interest Expense	3,938	—
Intangibles	9,629	8,507
Other	1,391	904
Gross deferred tax assets	422,251	346,818
Valuation allowance	(403,095)	(325,710)
Net deferred tax assets	19,156	21,108
Operating lease – ROU asset	(12,991)	(13,975)
Property and equipment	(6,165)	(7,050)
Other	—	(83)
Gross deferred tax liabilities	(19,156)	(21,108)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. We have established a valuation allowance to offset deferred tax assets as of December 31, 2021 and 2020 due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. The valuation allowance increased approximately $77.4 million and $80.7 million during the years ended December 31, 2021 and 2020, respectively. The increase in the valuation allowance is mainly related to the increase in net operating loss carryforwards and the increase in tax credits generated during the respective taxable years.

As of December 31, 2021, we had federal net operating loss carryforwards of approximately $1.0 billion to offset future federal taxable income, with $207.3 million available through 2037 and $840.2 million available indefinitely. We also had state net operating loss carryforwards of approximately $787.0 million that may offset future state taxable income through 2040. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2021, we recorded a 100% valuation allowance against our net deferred tax assets of approximately $403.1 million, as at that time our management believed it was uncertain that they would be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to valuation allowance would increase net income in the period in which we make such a determination.

In general, if we experience a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California and certain other states have similar laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards that were generated prior to 2018 before utilization. We have not utilized any NOL carryovers through December 31, 2021.

No liability related to uncertain tax positions is recorded on the consolidated financial statements. All uncertain tax positions are currently recorded as a reduction to our deferred tax asset. It is our policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2021	2020
Balance at beginning of year	$24,446	$21,598
Additions based on tax positions related to current year	3,060	3,346
Decreased for prior period positions	(238)	(498)
Unrecognized tax benefit—December 31	$27,268	$24,446

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
14. Related Parties Transaction

In October 2021, we donated $0.5 million to The GBT Foundation, a California nonprofit public benefit corporation we established earlier in 2021. The GBT Foundation is a related party affiliate as certain of our officers also serve, without additional compensation, as directors or officers of The GBT Foundation. The purpose of The GBT Foundation is to fund programs that will support people within the sickle cell disease community and beyond through education, empowerment, improved healthcare access and enhanced health equity.

15. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock	3,553,763	3,327,330	3,573,860
Convertible Notes (as converted to common stock)	10,866,983	—	—
Restricted stock units	3,437,069	2,625,056	1,848,772
Total	17,857,815	5,952,386	5,422,632

16. Subsequent Event

In February 2022, the European Commissions granted marketing authorization for Oxbryta for the treatment of hemolytic anemia (which is low hemoglobin due to red blood cell destruction) due to SCD in adult and pediatric patients 12 years of age and older as monotherapy or in combination with hydroxycarbamide (hydroxyurea), and such authorization includes all Member States of the European Union, as well as the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway).

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management, including our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—2013 Integrated Framework. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at https://ir.gbt.com/corporate-governance/highlights.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Our independent public accounting firm is KPMG, LLP, San Francisco, California, PCAOB Auditor ID 185.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Restated Certificate of Incorporation.	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws.	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate.	S-1/A	7/31/2015	4.1

4.2	Description of Securities	10-K	2/26/2020	4.2

4.3	Indenture, dated as of December 17, 2021, between Global Blood Therapeutics, Inc. and U.S. Bank National Association, as trustee	8-K	12/17/2021	4.01

4.4	Form of 1.875% Convertible Senior Notes due 2028	8-K	12/17/2021	4.02

10.1#	2012 Stock Option and Grant Plan and forms of award agreements thereunder	S-1	7/8/2015	10.1

10.2#	Amended and Restated 2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-8	1/31/2022	99.1

10.3#	Employment Offer Letter Agreement by and between the Registrant and Ted W. Love, M.D., dated May 19, 2014	S-1	7/8/2015	10.3

10.4#	Employment Offer Letter Agreement by and between the Registrant and Jeffrey Farrow, dated February 19, 2016	8-K	4/4/2016	10.1

10.5	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers	S-1/A	7/31/2015	10.8

10.6#	Amended and Restated 2015 Employee Stock Purchase Plan	10-Q	5/6/2020	10.5

10.7#	Amended and Restated U.S. Cash Incentive Bonus Plan	—	—	—	X

10.8#	Amended and Restated 2017 Inducement Equity Plan and forms of award agreements thereunder	S-8	1/31/2022	99.3

10.9#	Employment Offer Letter by and between the Registrant and Patricia Suvari, dated October 7, 2016	10-K	3/13/2017	10.17

10.10	Lease by and between the Registrant and HCP Oyster Point III LLC, dated March 17, 2017	8-K	3/22/2017	10.1

10.11	Sales Agreement by and between the Registrant and SVB Leerink LLC, dated August 5, 2020	S-3ASR	8/5/2020	1.2

10.12#	Amended and Restated Severance and Change in Control Policy	—	—	—	X

10.13#	Employment Offer Letter by and between the Registrant and David Johnson, dated February 21, 2018	10-Q	5/7/2018	10.4

10.14+	License Agreement by and between the Registrant and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., dated August 22, 2018	10-Q/A	3/29/2019	10.1

10.15	First Amendment to Lease by and between the Registrant and HCP Oyster Point III LLC, dated August 29, 2018	8-K	8/30/2018	10.1

10.16#	Non-Employee Director Compensation Policy	—	—	—	X

10.17#	Employment Offer Letter by and between the Registrant and Carrie Krehlik, dated June 15, 2021	10-Q	11/4/2021	10.1

10.18#	Employment Offer Letter by and between the Registrant and Jung Choi, dated March 16, 2015	10-Q	5/10/2019	10.1

10.19#	Employment Offer Letter by and between the Registrant and Kim Smith-Whitley, M.D., dated November 24, 2020	10-Q	8/3/2021	10.1

10.20+	License and Collaboration Agreement by and between the Registrant and Syros Pharmaceuticals, Inc., dated December 17, 2019	10-K	2/26/2020	10.20

10.21+	Amended and Restated Loan Agreement by and among the Registrant, BioPharma Credit PLC, BPCR Limited Partnership and Biopharma Credit Investments V (Master) LP, dated December 14, 2021	—	—	—	X
10.22+	License Agreement by and between the Company and Sanofi, dated March 12, 2021	10-Q	5/5/2021	10.1

21.1	Subsidiaries of the Registrant	—	—	—	X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	—	—	—	X

24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	X

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

GLOBAL BLOOD THERAPEUTICS, INC.

By:	/s/Ted W. Love
Ted W. Love, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/Ted W. Love	President, Chief Executive Officer and Director	February 23, 2022

Ted W. Love, M.D.	(Principal Executive Officer)

/s/Jeffrey Farrow	Chief Financial Officer	February 23, 2022

Jeffrey Farrow	(Principal Financial Officer and Principal

Accounting Officer)

/s/Willie L. Brown, Jr.	Director	February 23, 2022

Willie L. Brown, Jr

/s/Scott W. Morrison	Director	February 23, 2022

Scott W. Morrison

/s/Deval L. Patrick	Director	February 23, 2022

Deval L. Patrick

/s/Mark L. Perry	Director	February 23, 2022

Mark L. Perry

/s/Glenn F. Pierce	Director	February 23, 2022

Glenn F. Pierce, M.D., Ph.D.

/s/Philip A. Pizzo	Director	February 23, 2022

Philip A. Pizzo, M.D.

/s/Dawn Svoronos	Director	February 23, 2022

Dawn Svoronos

/s/Alexis A. Thompson	Director	February 23, 2022

Alexis A. Thompson, M.D., M.P.H

/s/Wendy Yarno	Director	February 23, 2022

Wendy Yarno