Form 10-Q
period 2022-03-31
Global Blood Therapeutics, Inc.
filed 2022-05-04
CIK 1629137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, there were 65,098,164 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$391,803	$684,717
Short-term marketable securities	161,614	—
Accounts receivable, net	27,730	28,800
Inventories	61,964	58,202
Prepaid expenses and other current assets	32,537	30,251
Total current assets	675,648	801,970
Long-term marketable securities	108,667	50,057
Property and equipment, net	33,598	34,918
Operating lease right-of-use assets	47,271	48,015
Restricted cash	2,452	2,436
Other assets, noncurrent	1,907	1,812
Total assets	$869,543	$939,208
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,422	$15,097
Accrued liabilities	45,844	39,297
Accrued compensation	20,309	27,712
Other liabilities, current	7,730	5,892
Total current liabilities	79,305	87,998
Long-term debt, net	246,738	246,352
Convertible debt, net	334,451	334,089
Operating lease liabilities, noncurrent	71,971	73,506
Other liabilities, noncurrent	3,076	853
Total liabilities	735,541	742,798
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of March 31, 2022 (unaudited) and December 31, 2021; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of March 31, 2022 (unaudited) and December 31, 2021, respectively; 65,055,462 and 64,636,641 shares issued and outstanding as of March 31, 2022 (unaudited) and December 31, 2021, respectively	65	65
Additional paid-in capital	1,506,882	1,485,805
Accumulated other comprehensive income	(1,962)	100
Accumulated deficit	(1,370,983)	(1,289,560)
Total stockholders’ equity	134,002	196,410
Total liabilities and stockholders’ equity	$869,543	$939,208

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Product sales, net	$55,160	$39,043
Costs and operating expenses:
Cost of sales	1,055	584
Research and development	52,833	50,857
Selling, general and administrative	74,533	58,966
Total costs and operating expenses	128,421	110,407
Loss from operations	(73,261)	(71,364)
Other income (expense):
Interest income	500	329
Interest expense	(8,205)	(3,689)
Other expenses, net	(286)	(83)
Total other expense, net	(7,991)	(3,443)
Loss before income taxes	(81,252)	(74,807)
Provision for income taxes	171	123
Net loss	(81,423)	(74,930)
Other comprehensive expense:
Net unrealized loss on marketable securities, net of tax	(1,915)	(181)
Cumulative translation adjustment	(147)	—
Total other comprehensive expense, net	(2,062)	(181)
Comprehensive loss	$(83,485)	$(75,111)
Basic and diluted net loss per common share	$(1.26)	$(1.21)
Weighted-average number of shares used in computing basic and diluted net loss per common share	64,842,086	62,101,070

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	64,636,641	$65	$1,485,805	$100	$(1,289,560)	$196,410
Issuance of common stock upon exercise of stock options	21,653	—	324	—	—	324
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	308,118	—	(981)	—	—	(981)
Issuance of common stock pursuant to ESPP purchases	89,050	—	2,259	—	—	2,259
Stock-based compensation expenses	—	—	19,475	—	—	19,475
Other comprehensive income				(2,062)	—	(2,062)
Net loss	—	—	—	—	(81,423)	(81,423)
Balance at March 31, 2022	65,055,462	$65	$1,506,882	$(1,962)	$(1,370,983)	$134,002

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	61,898,090	$62	$1,402,262	$302	$(986,469)	$416,157
Issuance of common stock upon exercise of stock options	47,763	—	1,110	—	—	1,110
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	229,087	—	(1,897)	—	—	(1,897)
Issuance of common stock pursuant to ESPP purchases	65,110	—	2,558	—	—	2,558
Stock-based compensation expenses	—	—	20,378	—	—	20,378
Other comprehensive income				(181)	—	(181)
Net loss	—	—	—	—	(74,930)	(74,930)
Balance at March 31, 2021	62,240,050	$62	$1,424,411	$121	$(1,061,399)	$363,195

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81,423)	$(74,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,521	1,404
Amortization of premium on marketable securities	107	75
Non-cash interest expense	2,366	237
Amortization of operating lease right-of-use assets	744	637
Stock-based compensation	19,142	19,948
Loss on disposal of fixed assets	15	—
Changes in operating assets and liabilities:
Accounts receivables	1,070	(765)
Inventories	(3,390)	(1,569)
Prepaid expenses and other assets, current	(2,287)	(2,041)
Other assets, non-current	(96)	(415)
Accounts payable	(9,675)	(8,544)
Accrued liabilities	6,547	(2,904)
Accrued compensation	(7,403)	(9,276)
Operating lease liabilities	(1,314)	(1,113)
Other liabilities, noncurrent	2,223	—
Net cash used in operating activities	(71,853)	(79,256)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(252)	(1,130)
Purchases of marketable securities	(222,248)	—
Maturities of marketable securities	—	29,134
Net cash provided by (used in) investing activities	(222,500)	28,004
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	2,583	3,703
Taxes paid related to net share settlement of equity awards	(981)	(1,897)
Payment of debt issuance costs	—	(26)
Net cash provided by financing activities	1,602	1,780
Effect of exchange rate changes on cash and cash equivalents	(147)	—
Net decrease in cash, cash equivalents and restricted cash	(292,898)	(49,472)
Cash, cash equivalents and restricted cash at beginning of period	687,153	497,202
Cash, cash equivalents and restricted cash at end of period	$394,255	$447,730
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,625	$3,375
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Accrued issuance costs	$—	$(26)
Accrued purchase of property and equipment	$—	$484
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash, cash equivalents	$391,803	$445,310
Restricted cash	$2,452	2,420
Total cash and cash equivalents and restricted cash	$394,255	$447,730

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Global Blood Therapeutics, Inc., or the Company, we, us, or our, was incorporated in Delaware in February 2011 and commenced operations in May 2012. We are a biopharmaceutical company dedicated to the discovery, development and delivery of life-changing treatments that provide hope to underserved patient communities. In November 2019, we received U.S. Food and Drug Administration, or FDA, accelerated approval for our first medicine, Oxbryta® (voxelotor) tablets for the treatment of sickle cell disease, or SCD, in adults and children 12 years of age and older, and we began to make Oxbryta available to patients through our specialty pharmacy partner network in December 2019. We have since received additional regulatory approvals of Oxbryta in and outside of the United States, including the accelerated approval we received from the FDA in December 2021 to expand Oxbryta’s indication for the treatment of SCD to children ages 4 to less than 12 years. In addition, in February 2022, we received Marketing Authorization from the European Commission for the use of Oxbryta for the treatment of hemolytic anemia (which is low hemoglobin due to red blood cell destruction) due to SCD in adult and pediatric patients 12 years of age and older as monotherapy or in combination with hydroxycarbamide (hydroxyurea). Our principal operations are based in South San Francisco, California.

Liquidity

We have incurred significant operating losses since inception and have cumulative net losses of $1.371 billion. Our ultimate success depends on the outcome of our commercialization of Oxbryta and research and development activities. We expect to incur additional losses for the foreseeable future to commercialize Oxbryta and conduct product research and development. If needed, we intend to raise additional capital through borrowings, the issuance of additional equity, and potentially through strategic alliances with partner companies or other transactions. However, if such financing is not available at adequate levels, we will need to re-evaluate our operating plans. We believe that our existing cash and cash equivalents and investments of $662.1 million as of March 31, 2022 will be sufficient to fund our cash requirements for at least twelve months subsequent to the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Preparation and Presentation of Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and, accordingly, the balance sheet as of December 31, 2021, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. Certain reclassifications have been made to prior period financials to conform to the current year presentation. These reclassifications have no impact on previous reported total assets, total liabilities, net loss, stockholders’ equity or operating cash flows. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other interim period or for any other future year.

The accompanying unaudited interim condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, included in the Annual Report on Form 10-K we filed with the SEC on February 23, 2022.

Use of Estimates

The preparation of the accompanying unaudited interim condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of variable consideration and costs and expenses during the reporting period. We base our estimates and assumptions on historical experience when available and on various factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results could differ from these estimates under different assumptions or conditions.

Concentration of Risk

Credit Risk

We invest in a variety of financial instruments and, by our Board approved investment policy, limit the amount of credit exposure with any one issuer, industry or geographic area for investments other than instruments backed by the U.S. federal government.

Major Customers

We have entered into agreements with certain limited specialty pharmacies and specialty distributors for the distribution of Oxbryta in the United States. For the three months ended March 31, 2022, our three largest customers represented approximately 99% of our product revenue and approximately 96% of our accounts receivable balance at March 31, 2022.

Major Suppliers

We do not currently have any of our own manufacturing facilities, and, therefore, depend on an outsourced manufacturing strategy for the production of Oxbryta for commercial use and for the production of Oxbryta and our product candidates for clinical trials. We have contracts in place with third-party manufacturers that are approved for the commercial production of Oxbryta and third-party suppliers that are approved for Oxbryta’s active pharmaceutical ingredient. Although there are potential sources of supply other than our existing manufacturers and suppliers, any new supplier would be required to qualify under applicable regulatory requirements.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Significant Accounting Policies

Except as noted below, there have been no material revisions in our significant accounting policies described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Stock-Based Compensation

We measure and recognize stock-based compensation expense, including employee and non-employee equity awards, based on fair value at the grant date. We use the Black-Scholes-Merton option-pricing model to calculate grant date fair value. For performance-based awards that do not include market-based conditions, we record share-based compensation expense only when the performance-based award is deemed probable of achievement. We utilize both quantitative and qualitative criteria to judge whether the awards are probable of achievement. For awards with market-based performance conditions, we use a Monte-Carlo simulation model to estimate grant date fair value and we recognize the share-based compensation expense of the award over the derived service period regardless of whether the underlying performance condition is met. Stock-based compensation expense recognized in the consolidated statements of operations is based on stock awards ultimately vested, taking into consideration actual forfeitures.

Accounting Pronouncement Issued But Not Yet Adopted

In March 2020, Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, ASU, No. 2020-04, Reference Rate Reform (Topic 848). The guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We continue to evaluate the impact of the guidance and may apply the elections as applicable as changes occur.

3. Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the interim condensed consolidated financial statements on a recurring basis (at least annually). Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivables, accounts payable, accrued liabilities, convertible debt and long-term debt. Long-term debt and convertible debt are reported at amortized cost on our interim condensed consolidated balance sheets. Cash and cash equivalents, marketable securities and restricted cash are reported at their respective fair values on our interim condensed consolidated balance sheets. The remaining financial instruments are reported on our interim condensed consolidated balance sheets at cost that approximate current fair values due to their relatively short maturities.

Assets and liabilities recorded at fair value on a recurring basis in the interim condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, we determine the fair value of financial and non-financial assets liabilities using the three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$363,672	$363,672	$—	$—
Corporate debt securities	41,665	—	41,665	—
U.S. government agency securities	40,381	—	40,381	—
Certificates of deposits	240	—	240	—
U.S. government securities	102,330	—	102,330	—
U.S. treasury bills	$95,660	95,660	—	—
Total financial assets	$643,948	$459,332	$184,616	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$671,845	$671,845	$—	$—
Corporate debt securities	10,006	—	10,006	—
U.S. government agency securities	4,843	—	4,843	—
Certificates of deposits	244	—	244	—
U.S. government securities	34,964	—	34,964	—
Total financial assets	$721,902	$671,845	$50,057	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. At March 31, 2022, and December 31, 2021, the weighted average remaining contractual maturities of our Level 2 investments were 16 months and 18 months, respectively, and all of these investments are rated A-1/P-1 or A/A2, or higher, by Moody’s and Standard & Poor’s. There were no transfers between Level 1 and Level 2 during the periods presented.

There were no sales of available-for-sale securities except for money market funds in the periods presented. No credit loss allowance was recorded as of March 31, 2022, as we do not believe the unrealized loss is a result of a credit loss due to the nature of our investments. We also considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted.

4. Available-for-Sale Securities

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents, restricted cash, or marketable securities in our interim condensed consolidated balance sheets (in thousands):

	March 31, 2022
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	(Losses)	Value
Financial Assets:
Money market funds	$363,672	$—	$—	$363,672
Corporate debt securities	42,045	—	(380)	41,665
U.S. government agency securities	40,899	—	(518)	40,381
Certificates of deposits	245	—	(5)	240
U.S. government securities	103,456	—	(1,126)	102,330
U.S. treasury bills	95,766	1	(107)	95,660
Total	$646,083	$1	$(2,136)	$643,948

	December 31, 2021
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	(Losses)	Value
Financial Assets:
Money market funds	$671,845	$—	$—	$671,845
Corporate debt securities	10,037	—	(31)	10,006
U.S. government agency securities	4,862	—	(19)	4,843
Certificates of deposits	245	—	(1)	244
U.S. government securities	35,133	—	(169)	34,964
Total	$722,122	$—	$(220)	$721,902

The following table summarizes the classification of the available-for-sale securities on our interim condensed consolidated balance sheets (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$373,667	$671,845
Short-term marketable securities	161,614	—
Long-term marketable securities	108,667	50,057
Total	$643,948	$721,902

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at March 31, 2022, were temporary in nature.

5. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$6,824	$10,616
Work-in-process	52,486	45,662
Finished goods	2,654	1,924
Total inventories	$61,964	$58,202

We have capitalized $333,000 and $430,000 of stock-based compensation expense to our inventories for the three months ended March 31, 2022, and 2021, respectively. We also have capitalized $39,000 and $45,000 of depreciation expense to our inventories for the three months ended March 31, 2022, and 2021 respectively. See Note 9—Stock-based Compensation for details on stock-based compensation expenses recognized during the three months ended March 31, 2022, and 2021.

Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Laboratory equipment	$14,505	$14,373
Computer equipment	2,841	2,841
Leasehold improvements	32,281	32,281
Construction-in-progress	566	934
Total property and equipment	50,193	50,429
Less: accumulated depreciation and amortization	(16,595)	(15,511)
Property and equipment, net	$33,598	$34,918

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued research and development costs	$9,870	$8,525
Accrued manufacturing costs	10,879	11,327
Accrued professional and consulting services	9,665	7,863
Accrued sales deductions	13,777	10,205
Other	1,653	1,377
Total accrued liabilities	$45,844	$39,297

Other liabilities, current

Other liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Operating lease liabilities, current	$5,891	$5,670
Other current liabilities	$1,839	222
Total other liabilities, current	$7,730	$5,892

6. Long-term Debt

Amended and Restated Loan Agreement

In December 2019, we entered into a term loan agreement, or 2019 Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, Biopharma Credit Investments V (Master) LP, as a lender, and BPCR Limited Partnership, as a lender, and collectively with Biopharma Credit Investments V (Master) LP, the Lenders, for a senior secured credit facility consisting of an initial term loan of $75.0 million, with an option to draw an additional $75.0 million until December 31, 2020. The first tranche of $75.0 million was funded in December 2019 and the second tranche of $75.0 million was funded in November 2020.

In December 2021, we entered into an amended and restated loan agreement, or A&R Term Loan, which superseded in its entirety the 2019 Term Loan, and provided us with an additional term loan commitment from the Lenders in the aggregate principal amount of $100.0 million, or which we refer to as the Tranche C Loan. Further, the A&R Term Loan extended the maturity date and interest payments for the previous tranches under the 2019 Term Loan to conform with the new Tranche C Loan. The maturity date of the A&R Term Loan was extended to December 17, 2027, with interest-only payments extended to March 31, 2025. The Term Loan bears interest at a floating per annum interest rate equal to 7.00% plus the greater of (a) the 3-month LIBOR rate and (b) 2%. Interest on amounts outstanding are payable quarterly in arrears. The obligations under the A&R Term Loan are secured by a first priority security interest in and a lien on substantially all of our assets, subject to certain exceptions.

In the event we default, the interest rate would be 3% above the rate that is otherwise applicable thereto. Interest on amounts outstanding are payable quarterly in arrears.

We have the option to prepay all or a portion of the borrowed amounts under the A&R Term Loan. If we exercise this option, we must pay a prepayment fee between 1% and 3% of the principal amount being prepaid, or Prepayment Fee, depending on the timing of the prepayment. If the prepayment occurs before December 2024, we must also pay an amount equal to the sum of all interest that would have accrued and been payable from date of prepayment through December 2026, or Make Whole Amount. We are obligated to pay an additional fee to the Lenders determined by multiplying the principal amount being paid or prepaid multiplied by 2%, or Paydown Fee, when such payments are made.

In the event of default or change in control, all unpaid principal and all accrued and unpaid interest amounts (if any) become immediately due and payable, at which point, we will be subject to the Prepayment Fee, the Make Whole Amount (if any) and the Paydown Fee. Events of default include, but are not limited to, a payment default, a material adverse change and insolvency.

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

Debt issuance costs associated with the Tranche C Loan paid directly to the Lenders of $3.4 million were treated as discounts on the A&R Term Loan and the other debt issuance costs of $0.1 million were expensed as incurred. The debt discounts associated with the Tranche C Loan, the remaining unamortized debt discounts associated with the 2019 Term Loan as of the debt amendment date, and the Paydown Fee are being amortized or accreted to interest expenses throughout the remaining life of the A&R Term Loan using the effective interest rate method. As of March 31, 2022, there were unamortized issuance costs and debt discounts of $4.6 million, which were recorded as a direct deduction from the A&R Term Loan on the consolidated balance sheet.

Future payments of principal and interest on the A&R Term Loan as of March 31, 2022 (in thousands):

2022 (nine months)	$16,874
2023	22,500
2024	22,500
2025	104,688
2026	97,188
2027	89,688
Total minimum payments	353,438
Less: amount representing interest	(98,438)
Less: amount representing Paydown Fee	(5,000)
Long-term debt, gross	250,000
Discount on notes payable	(4,602)
Accretion of Paydown Fee	1,340
Long-term debt	$246,738

7. Convertible Debt

Convertible Note

In December 2021, we issued in a private placement an aggregate principal amount of $345.0 million of 1.875% convertible senior notes due 2028, or 2028 Notes. The aggregate principal amount on the 2028 Notes sold reflects the full exercise by the initial purchasers of their option to purchase an additional $45.0 million in aggregate principal amount of the 2028 Notes. We received total proceeds, net of debt issuance and offering costs of $11.0 million, of $334.0 million from the offering. We used $46.8 million of the net proceeds to pay the costs of the capped call transactions described below.

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

As a result of adopting ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), we accounted for the 2028 Notes as a single liability. As of March 31, 2022, the 2028 Notes were recorded at the aggregate principal amount of $345.0 million less unamortized issuance costs of $10.5 million as a long-term liability on the consolidated balance sheets. The debt issuance costs are amortized to interest expense over the contractual term of the 2028 Notes at an effective interest rate of 2.37%.

The following table presents the components of interest expense related to 2028 Notes (in thousands):

	Three Months Ended March 31,
	2022	2021
Stated coupon interest	$1,617	$—
Amortization of debt issuance cost	362	—
Total interest expense	$1,979	$—

As of March 31, 2022, the fair value of the 2028 Notes was $461.7 million. The fair value was estimated using a third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy.

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

We considered the Capped Calls as separate financial instruments and not part of the 2028 Notes. We recorded the cost of the Capped Calls, totaling $46.8 million, as a reduction to additional paid-in capital for the year ended December 31, 2021.

8. Commitments and Contingencies

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

Lease costs included in operating expense in the interim condensed consolidated statement of operations and comprehensive loss in relation to these operating leases were $2.4 million and $3.2 million for the three months ended March 31, 2022, and 2021, respectively. Included in these lease costs were variable lease costs, which were not included within the measurement of our operating ROU assets and operating lease liabilities in the amount of $1.0 million and $0.7 million for the three months ended March 31, 2022, and 2021, respectively. The variable lease cost is comprised primarily of our cost in certain research and development arrangements that contain embedded equipment, and our proportionate share of operating expenses, property taxes, and insurance in relation with our facility lease. These costs are classified as operating lease expense due to our election to not separate lease and non-lease components.

Supplemental information related to leases for the periods reported is as follows (in thousands, except weighted-average remaining lease term and weighted-average discount rate):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$2,998	$2,904
Weighted-average remaining lease term of operating leases (in years)	8.0	9.0
Weighted-average discount rate of operating leases	8.66%	8.66%

The majority of our lease costs are driven by our operating lease for our headquarters, where we have office and research and development laboratory facilities.

In March 2017, we entered into a noncancelable operating lease, or Original Lease, for approximately 67,185 square feet of space in South San Francisco, California, or Prior Premises. The Original Lease term commenced in November 2017 when we gained control over physical access to the Prior Premises for a 10-year period.

In August 2018, we entered into an amendment to the Original Lease, or Lease Amendment, to relocate the leased premises from the Prior Premises to a to-be-constructed building consisting of approximately 164,150 rentable square feet of space, or Substitute Premises, when the Substitute Premises were ready for occupancy, or Substitute Premises Payment Commencement Date. The Lease Amendment has a contractual term, or Substitute Premises Term, of 10 years from the Substitute Premises Payment Commencement Date. The Lease Amendment grants us an option to extend the Lease Amendment for an additional 10-year period. Future minimum rental payments under the Lease Amendment during the 10-year term are $121.5 million in the aggregate. Under the Lease Amendment, we are obligated to pay to the landlord certain costs, including taxes and operating expenses. The Lease Amendment also provides a tenant inducement allowance of up to $27.9 million, of which $4.1 million was repaid to the landlord in the form of additional monthly rent with interest applied. As of March 31, 2022, we have capitalized $32.3 million within property and equipment, net for construction of leasehold improvements at the Substitute Premises, which were mostly acquired with the tenant inducement provided under the Lease Amendment.

After relocating to the Substitute Premises, we surrendered and delivered the Prior Premises to the landlord in May 2020, upon which time we had no further obligations with respect to the Prior Premises other than with respect to the Initial Allowance, which we will repay to the landlord in the form of additional monthly rent with interest applied over the term of the Original Lease through November 2027. Upon signing of the Lease Amendment, we re-evaluated the remaining useful life of the leasehold improvements at the Prior Premises and started to amortize the leasehold improvements over the remaining period of expected use, resulting in an acceleration of depreciation expenses. No acceleration of depreciation expense was recorded for either the three months ended March 31, 2021, or the three months ended March 31, 2022.

As of March 31, 2022, the maturities of our operating lease liabilities were as follows (in thousands):

Year ending December 31,	Amount
2022 (nine months)	9,223
2023	12,584
2024	12,948
2025	13,368
2026	13,803
Thereafter	46,703
Total lease payments	108,629
Less: Imputed interest	(30,767)
Present value of operating lease liabilities	$77,862

The operating leases require us to share in prorated operating expenses and property taxes based upon actual amounts incurred. These amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

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

9. Stock-Based Compensation

We have three stock-based compensation plans – the Amended and Restated 2017 Inducement Equity Plan, or the 2017 Inducement Plan, the Amended and Restated 2015 Stock Option and Incentive Plan, or 2015 Plan, and the 2012 Stock Option and Grant Plan, or 2012 Plan. As of March 31, 2022, there were 2,462,641 shares reserved under the 2017 Inducement Plan and 5,264,551 shares reserved under the 2015 Plan for the future issuance of equity awards. Upon adoption of the 2015 Plan in July 2015, no new awards or grants are permitted under the 2012 Plan. See Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, for additional information related to these stock-based compensation plans.

Stock Options

The following summarizes option activity under the 2017 Inducement Plan, 2015 Plan and 2012 Plan:

	Number of Options	Weighted-Average Exercise Price
Outstanding—December 31, 2021	3,553,763	$42.00
Options granted	626,901	29.82
Options exercised	(21,653)	14.98
Options canceled	(80,372)	53.39
Outstanding—March 31, 2022	4,078,639	$40.05

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	6.1	5.8-6.1
Volatility	68.9%-70.5%	72.6%-72.7%
Risk-free interest rate	1.4%-1.7%	0.9%-1.0%
Dividend yield	—	—

Restricted Stock Units

The following table summarizes activity of restricted stock units, or RSUs, granted to employees with service-based vesting under the 2017 Inducement Plan and 2015 Plan and related information:

		Weighted-
		Average
	Number	Grant Date
	of RSUs	Fair Value
Non-vested units — December 31, 2021	2,986,269	$45.37
RSUs granted	1,709,574	29.83
RSUs vested	(341,394)	52.86
RSUs forfeited	(133,277)	42.49
Non-vested units — March 31, 2022	4,221,172	$38.56

Performance-based RSU Awards

2020 Market-Condition RSU Awards

Beginning in June 2020, the Compensation Committee of our Board of Directors has granted awards of performance-based RSUs to certain of our senior management, including our executive officers, under the 2015 Plan, the vesting of which is contingent upon the achievement of three escalating stock price targets, which we refer to as the 2020 Market-Condition RSU Awards. Since June 1, 2020, certain awards have been forfeited in connection with employee terminations and new awards have been granted in connection with new appointments, with awards for up to an aggregate of 450,800 RSUs outstanding as of March 31, 2022. Upon the achievement of the respective stock price targets, 50% of the RSUs allotted to that tranche will vest, while the remaining 50% will vest on the first anniversary of the date the stock price target was achieved, subject to the employee’s continued employment or other service relationship with us through such vesting date. Under the terms of the awards, if the stock price targets are not achieved for all or some of the tranches on or before June 30, 2024, the unvested awards will be automatically terminated and forfeited. The compensation cost for the RSUs with a market condition is not reversed when the market condition is not satisfied. The target prices and vesting tranches are set forth in the following table:

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

The following table summarizes the 2020 Market-Condition RSU Awards granted and forfeited during the three months ended March 31, 2022:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Grant Date	Vesting	Intrinsic
	of RSUs	Fair Value	Period (years)	Value
Non-vested market-condition awards — December 31, 2021	450,800	$43.17	0.30	$13,195
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Non-vested market condition awards — March 31, 2022	450,800	$43.17	0.31	$15,615

At March 31, 2022, total unrecognized compensation expense related to non-vested 2020 Market-Condition RSU Awards was $2.5 million, which is expected to be recognized over their respective remaining derived service periods. The weighted average remaining derived service period is 0.31 years. For the three months ended March 31, 2022, and 2021, we recognized $1.2 million and $3.1 million in stock-based compensation expense related to the 2020 Market-Condition RSU Awards.

Total Shareholder Return and Patient Share RSU Awards

In March 2022, the Compensation Committee of our Board of Directors granted awards of performance-based RSUs to our executive officers under the 2015 Plan that are milestone based and will be earned 50% based on relative total stockholder return, or TSR (which we refer to as the TSR RSU Awards), and 50% based on patient market share (which we refer to as the Patient Share RSU Awards). Each of these awards are measured over a three-year performance period beginning on January 1, 2022.

Total Shareholder Return RSU awards

The vesting of the TSR RSU Awards is contingent upon our TSR percentile ranking relative to the companies within the NASDAQ Biotechnology Index over the three-year cumulative performance period of January 1, 2022, through December 31, 2024. Vesting is also subject to continued service requirements through the date that the Compensation Committee of our Board of Directors determines achievement of the applicable performance condition following the end of the performance period. The number of shares of common stock that could be distributed at the end of the three-year performance period may range from 0% to 200% of the target number of shares granted. The TSR percentile rankings and performance multipliers for the TSR RSU Awards are set forth in the following table:

Total Shareholder Return Percentile Rank within the Performance Measurement Index	Performance Multiplier if Total Shareholder Return is ≥ 0%	Performance Multiplier if Total Shareholder Return is < 0%
100th Percentile or higher	200%	100%
50th Percentile	100%	100%
25th Percentile	50%	50%
Below 25th Percentile	0%	0%

The grant date fair value of the TSR RSU Awards was estimated using a Monte Carlo simulation model, which includes variables such as the expected volatility of our share price and interest rates to generate potential future outcomes. We recognize the related compensation expense on a straight-line basis over the applicable derived service periods, which are the estimated periods of time that would be required to satisfy the market conditions.

The following table summarizes the TSR RSU Awards granted during the three months ended March 31, 2022:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Grant Date	Vesting	Intrinsic
	of RSUs	Fair Value	Period (years)	Value
Total Shareholder Return awards — December 31, 2021	—	$—	—	$—
Granted	98,276	47.34	2.84
Vested	—	—	—
Forfeited	—	—	—
Total Shareholder Return awards— March 31, 2022	98,276	$47.34	2.84	$3,404

The following table summarizes the assumptions used to estimate the fair value of the TSR RSU Awards as of the grant date:

Three Months Ended March 31,
2022
Expected term (in years)	2.84
Volatility	66.01%
Risk-free interest rate	1.4%
Dividend yield	—

At March 31, 2022, total unrecognized compensation expense related to TSR RSU Awards was $4.5 million, which is expected to be recognized over their respective remaining derived service periods. The weighted average remaining derived service period is 2.84 years. For the three months ended March 31, 2022, we recognized $0.1 million in stock-based compensation expense related to the TSR RSU Awards.

Patient Share RSU Awards

The vesting of the Patient Share RSU Awards is contingent upon our percentage of patient share within a comparator group consisting of all U.S.-based SCD patients (including pediatric patients) during a three-year cumulative performance period of January 1, 2022, through December 31, 2024. Vesting is also subject to continued service requirements through the date that the Compensation Committee of our Board of Directors determines achievement of the applicable performance condition following the end of the performance period. The number of shares of common stock that could be distributed at the end of the three-year performance period may range from 0% to 200% of the target number of shares granted. The patient share percentages and performance multipliers for the Patient Share RSU Awards are set forth in the following table:

Patient Share	Performance Multiplier
19.80%	200%
18%	100%
16.20%	50%
Below 16.2%	0%

The following table summarizes the Patient Share RSU Awards granted during the three months ended March 31, 2022:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Grant Date	Vesting	Intrinsic
	of RSUs	Fair Value	Period (years)	Value
Performance-based awards — December 31, 2021	—	$—	—	$—
Granted	98,277	29.87	2.84
Vested	—	—	—
Forfeited	—	—	—
Performance-based awards— March 31, 2022	98,277	$29.87	2.84	$3,098

Expense for these grants is based on the fair value on the date of the grant and will be recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if at all. As of March 31, 2022, the performance conditions were not deemed probable of achievement, and as a result no stock compensation expense was recognized for these awards. The total unrecognized compensation expense related to non-vested Patient Share RSU Awards was $2.9 million.

Stock-Based Compensation Expense

Total stock-based compensation recognized by function included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$5,531	$4,879
Selling, general and administrative	13,611	15,069
Total stock-based compensation expense	$19,142	$19,948

10. Related Parties Transaction

In March 2022, we donated $0.3 million to The GBT Foundation, a California nonprofit public benefit corporation we established in August 2021. The GBT Foundation is a related party affiliate as certain of our officers also serve, without additional compensation, as directors or officers of The GBT Foundation. The purpose of The GBT Foundation is to fund programs that will support people within the sickle cell disease community and beyond through education, empowerment, improved healthcare access and enhanced health equity.

11. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	4,078,639	3,814,842
Convertible Notes (as converted to common stock)	10,866,983	—
Restricted stock units	4,868,525	3,517,827
Total	19,814,147	7,332,669

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022, or our Annual Report. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. Except as may be required by law, we assume no obligation to update these forward-looking statements or the reasons that results could differ from these forward-looking statements.

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

We have also been working to expand Oxbryta’s reach to patients at younger ages as we believe early intervention is critically important for SCD patients. Starting a disease-modifying therapy earlier in life could potentially help prevent symptoms and end-organ damage that occurs over time in SCD patients. This could potentially improve the daily lives of children and their families, improve patient outcomes and lead to less utilization of healthcare, reducing healthcare costs for patients and families, and the overall healthcare system. In December 2021, the FDA granted accelerated approval to expand Oxbryta’s indication for the treatment of SCD to children ages 4 to less than 12 years. The FDA also approved Oxbryta tablets for oral suspension, a dispersible, once-daily tablet dosage form suitable for patients ages 4 to less than 12 years as well as for older patients who have difficulty swallowing whole tablets. We will continue to study Oxbryta in patients as young as 6 months old, as we look to potentially further expand access to Oxbryta.

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

In February 2022, the European Commission, or EC, granted marketing authorization for Oxbryta for the treatment of hemolytic anemia (which is low hemoglobin due to red blood cell destruction) due to SCD in adult and pediatric patients 12 years of age and older as monotherapy or in combination with hydroxycarbamide (hydroxyurea), and such authorization includes all member states of the European Union, or EU, as well as the additional member states of the European Economic Area (Iceland, Liechtenstein and Norway), or EEA. Prior to such EC approval, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted in December 2021 a positive opinion recommending marketing authorization for Oxbryta, subsequent to which we submitted an application to the Medicines and Healthcare products Regulatory Agency, or MHRA, in the United Kingdom for a Great Britain Marketing Authorisation using the EC Decision Reliance Procedure.

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

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sale of equity securities and debt financing, including several follow-on offerings. In December 2019, we entered into a $150.0 million term loan agreement, or 2019 Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, Biopharma Credit Investments V (Master) LP, as a lender, and BPCR Limited Partnership, as a lender, and collectively with Biopharma Credit Investments V (Master) LP, the Lenders, and drew down proceeds of $72.5 million net of debt issuance costs, and we drew down the remaining $74.8 million net of debt issuance costs in November 2020. In December 2021, we entered into an Amended and Restated Loan Agreement, or A&R Term Loan, which amended the 2019 Term Loan to increase the total term loan by $100.0 million. We received total proceeds, net of the debt issuance costs of $3.5 million, of an additional $96.5 million. In December 2021, we issued an aggregate principal amount of $345.0 million of 1.875% convertible senior notes due 2028, or the 2028 Notes, in a private placement. The aggregate principal amount on the 2028 Notes sold reflects the full exercise by the initial purchasers of their option to purchase to purchase an additional $45.0 million in aggregate principal amount of the 2028 Notes. We received total proceeds, net of debt issuance and offering costs of $11.0 million, of $334.0 million from the offering.

Our net losses were $81.4 million and $74.9 million for the three months ended March 31, 2022, and 2021. As of March 31, 2022, we had an accumulated deficit of $1.371 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We had $662.1 million in cash, cash equivalents and investments as of March 31, 2022.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022, and 2021

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
(in thousands, except percentages)
Product sales, net	$55,160	$39,043	$16,117	41%
Costs and operating expenses:
Cost of sales	1,055	584	471	81
Research and development	52,833	50,857	1,976	4
Selling, general and administrative	74,533	58,966	15,567	26
Total costs and operating expenses	128,421	110,407	18,014	16
Loss from operations	(73,261)	(71,364)	(1,897)	3
Interest income	500	329	171	52
Interest expense	(8,205)	(3,689)	(4,516)	122
Other expenses, net	(286)	(83)	(203)	245
Total other expense, net	(7,991)	(3,443)	(4,548)	132
Loss before income taxes	(81,252)	(74,807)	(6,445)	9
Provision for income taxes	171	123	48	39
Net loss	$(81,423)	$(74,930)	$(6,493)	9%

Product sales, net

Product sales consist of sales of Oxbryta, which was approved by the FDA in November 2019 for the treatment of SCD in adults and children 12 years of age and older and approved by the FDA in December 2021 for the treatment of SCD in children ages 4 to less than 12 years. Product sales, net were $55.2 million and $39.0 million for the three months ended March 31, 2022, and 2021, respectively. The increase was due to higher volume of sales driven by increased patient demand.

We sell Oxbryta in the United States to a limited number of specialty pharmacies and a specialty distributor (each a “Customer” or collectively our “Customers”). Due to the majority of our sales of Oxbryta being made in the United States and our Customers having similar variable consideration impacts, we provide revenue numbers on a total basis without further disaggregation. Additionally, we do not have any contract assets or liabilities, other than accounts receivable, related to our sales of Oxbryta. We expect our product revenue to increase year over year as we potentially increase the number of patients on Oxbryta.

Cost of sales

Cost of sales of $1.1 million and $0.6 million for the three months ended March 31, 2022, and 2021, respectively, is related to manufacturing costs incurred after FDA approval for the cost of Oxbryta sold. The increase was due to higher volume of sales driven by patient demand. Prior to receiving FDA approval for Oxbryta in November 2019, we recorded all costs incurred in the manufacture of Oxbryta as research and development expense. We expect to sell through the inventory previously expensed to research and development by the end of 2022, and, accordingly, we expect our costs of product sales of Oxbryta to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.

Research and development

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

			Change
	Three Months Ended March 31,		2022/2021
	2022	2021	$	%
Costs incurred by development program:
Oxbryta for the treatment of SCD	$20,880	$23,462	$(2,582)	-11%
Other preclinical programs	13,107	13,080	27	—
Inclacumab for the treatment of SCD	10,466	10,120	346	3
GBT601 for the treatment of SCD	8,380	4,195	4,185	100
Total research and development expenses	$52,833	$50,857	$1,976	4%

Research and development, or R&D, expenses increased by $2.0 million, or 4%, to $52.8 million for the three months ended March 31, 2022 from $50.9 million for the three months ended March 31, 2021. The increase was primarily due to an increase of $4.2 million in external costs related to GBT601 due to ongoing clinical trial activities and $0.3 million in external costs related to our inclacumab program. The increase was partially offset by a decrease of $2.6 million in external costs related to Oxbryta due to a decrease in non-recurring manufacturing activities for Oxbryta clinical studies. R&D related stock-based compensation expense was $5.5 million and $4.9 million for the three months ended March 31, 2022, and 2021, respectively.

Selling, general and administrative expenses

Selling, general and administrative, or SG&A, expenses increased by $15.6 million, or 26%, to $74.5 million for the three months ended March 31, 2022 from $59.0 million for the three months ended March 31, 2021. The increase was primarily due to an increase of $6.4 million in personnel costs due to higher headcount, an increase of $6.0 million in professional and consulting services due to increases in medical affairs and commercial related activities for Oxbryta, and an increase of $4.8 million in other general and administrative expenses supporting our growth. The increase was offset by a decrease of $1.6 million in stock-based compensation expenses due to employee turnover. SG&A related stock-based compensation expense was $13.6 million for the three months ended March 31, 2022, and $15.1 million for the three months ended March 31, 2021.

Total other expenses, net

Total other expense, net increased by $4.6 million or 132%, to $8.0 million for the three months ended March 31, 2022 from $3.4 million for the three months ended March 31, 2021. The increase was primarily due to an increase of $4.4 million in interest expense associated with the A&R Term Loan and the 2028 Notes issued in December 2021.

Liquidity, Capital Resources and Plan of Operations

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through equity and debt financing. As of March 31, 2022, we had $662.1 million in cash, cash equivalents and investments.

In August 2020, we filed a shelf registration statement on Form S-3, or Shelf Registration Statement, with the SEC relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. Concurrently with the filing of the Shelf Registration Statement, we entered into a Sales Agreement with SVB Leerink LLC, or Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement, or Sales Agreement. We have agreed to pay to the Sales Agent cash commissions of up to 3.0% of the gross proceeds from sales of common stock pursuant to the Sales Agreement. We have sold and issued 1,601,884 shares of common stock pursuant to the Sales Agreement, with total gross proceeds received in 2021 of $45.4 million before deducting underwriting discounts, commissions, and other offering expenses payable by us of $1.4 million.

In December 2021, we issued an aggregate principal amount of $345.0 million of 1.875% convertible senior notes due 2028 in a private placement, or 2028 Notes. The aggregate principal amount on the 2028 Notes sold reflects the full exercise by the initial purchasers of their option to purchase to purchase an additional $45.0 million in aggregate principal amount of the 2028 Notes. We received total proceeds, net of debt issuance and offering costs of $11.0 million, of $334.0 million from the offering.

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
•
the time and cost necessary to conduct and complete any additional clinical studies required to pursue additional regulatory approvals for Oxbryta for SCD, including our Phase 3 HOPE-KIDS 2 Study (which is intended as our required confirmatory study to move from our current Subpart H approval to a full approval of Oxbryta in the United States) and any studies to support potential label expansions into younger SCD pediatric populations, or any other post-marketing studies for Oxbryta for SCD;
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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash used in operating activities	$(71,853)	$(79,256)
Net cash provided by (used in) investing activities	(222,500)	28,004
Cash provided by financing activities	1,602	1,780
Effect of exchange rate changes on cash and cash equivalents	(147)	—
Net decrease in cash, cash equivalents and restricted cash	$(292,898)	$(49,472)

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2022 was $71.9 million, consisting of a net loss of $81.4 million, which was partially offset by non-cash charges of $19.1 million for stock-based compensation and $4.7 million for net depreciation and amortization expense, including $2.4 million for non-cash interest expense. The change in our net operating assets and liabilities was due primarily to a decrease of $9.7 million in accounts payable due to timing of payments, a decrease of $7.4 million in accrued compensation, an increase of $3.4 million in inventories, an increase of $2.5 million in prepaid expenses and other current assets due to prepayments made for clinical trial activities, and a decrease of $1.3 million in operating lease liabilities due to payments made during the period. The cash outflow was offset by an increase of $5.9 million in accrued liabilities due to timing of receipt of invoices, an increase of $2.2 million in other non-current liabilities, and a decrease of $1.1 million in accounts receivable due to timing of cash receipts associated with Oxbryta commercial sales.

Cash used in operating activities for the three months ended March 31, 2021, was $79.3 million, consisting of a net loss of $74.9 million, which was partially offset by non-cash charges of $19.9 million for stock-based compensation, $2.1 million for net depreciation and amortization expense and $0.2 million for non-cash interest expense. The change in our net operating assets and liabilities was due primarily to a decrease of $9.3 million in accrued compensation primarily due to the payment of annual employee bonuses, a decrease of $8.5 million in accounts payable due to timing of payments and receipt of invoices, a decrease of $2.9 million in accrued liabilities due to timing of services performed, an increase of $2.0 million in prepaid expenses and other current assets, an increase of $1.6 million in inventories and a decrease of $1.1 million in operating lease liabilities due to payments made during the period.

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2022, was $222.5 million, consisting of purchases of marketable securities of $222.2 million and purchases of property and equipment of $0.3 million.

Cash provided by investing activities for the three months ended March 31, 2021, was $28.0 million, consisting of maturities of marketable securities of $29.1 million, which was offset by purchases of property and equipment of $1.1 million.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2022, was $1.6 million, primarily from the proceeds of $2.6 million from the issuance of common stock to participants in our employee stock purchase plan and exercise of stock options, which was partially offset by $1.0 million in taxes paid related to net share settlement of equity awards.

Cash provided by financing activities for the three months ended March 31, 2021, was $1.8 million, primarily from proceeds of $3.7 million from the issuance of common stock to participants in our employee stock purchase plan and exercise of stock options, which were partially offset by $1.9 million in taxes paid related to net share settlement of equity awards.

Contractual Obligations and Other Commitments

As of the date of this report, there were no material changes to our contractual obligations and commitments outside the ordinary course of business during the three months ended March 31, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

As of March 31, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Inflation

Inflation has increased during the periods covered by this Quarterly Report, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our product components, interest rates and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the future, especially if inflation rates continue to rise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of March 31, 2022, have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed consolidated financial statements as of March 31, 2022, and consolidated financial statements as of December 31, 2021, and the notes accompanying those consolidated financial statements.

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

Furthermore, any new legislation addressing drug safety or other drug-related issues could result in delays or increased costs to assure compliance. With respect to Oxbryta and any other product candidate that is approved, at a minimum, they will each be subject to current standard ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United

States. In addition, regulatory agencies may not approve labeling claims that are necessary or desirable for the successful commercialization of Oxbryta, inclacumab, GBT601 or any other product candidates.

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

We are a biopharmaceutical company with only one drug, Oxbryta, approved for marketing, and Oxbryta is currently approved for marketing only in two major markets, the United States and the EU. We also have a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing Oxbryta, and our current clinical development activities are focused on Oxbryta and our drug candidates. We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses were $81.4 million and $74.9 million for the three months ended March 31, 2022, and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $1.371 billion. We only began to generate revenues with the December 2019 commercial launch of Oxbryta, and have financed our operations primarily through the sale of equity securities and, to a lesser extent, through debt financing, including convertible debt. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

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

Discovering, developing and commercializing biopharmaceutical products is expensive and time-consuming, and we expect our selling, general and administrative and research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue to commercialize Oxbryta and engage in research and development efforts for Oxbryta, inclacumab, GBT601 and other product candidates that we may identify and pursue in clinical trials. As of March 31, 2022, and December 31, 2021, we had working capital of $596.3 million and $714.0 million, respectively, and capital resources consisting of cash and cash equivalents and investments totaling $662.1 million and $734.8 million, respectively. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. Because the outcome of commercialization, reimbursement and any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully commercialize Oxbryta and complete our ongoing and planned additional development of activities for Oxbryta or any other product candidates.

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

As of March 31, 2022, our total indebtedness was $581.2 million, including $334.5 million of indebtedness outstanding under our 1.875% Convertible Senior Notes due 2028, or the 2028 Notes, and $246.7 million of indebtedness under our amended and restated loan agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, BPCR Limited Partnership, as a lender, and Biopharma Credit Investments V (Master) LP, as a lender. Subject to the limitations in the terms of our existing and future indebtedness, we may incur additional indebtedness, secure existing or future indebtedness or refinance our indebtedness. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance and our ability to generate sufficient cash flow from our operations, which are subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for research and development, working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for research and development, working capital, capital expenditures, expansion plans and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Additionally, if we are unable to generate sufficient cash flow to service our indebtedness and fund our operations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

We have relied upon and plan to continue to rely upon third-party CROs, including our CROs for our clinical trials of Oxbryta, to monitor and manage data for some of our ongoing nonclinical studies and for all of our clinical programs. We rely on these parties for execution of these nonclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials are conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable cGMPs, GCPs, and current good laboratory practices, or GLPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the member states of the EEA, and comparable foreign regulatory authorities. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites, manufacturing facilities, nonclinical testing facilities and other contractors. If we or any of our CROs or other vendors fail to comply with applicable regulations, the data generated in our nonclinical studies and clinical trials may be deemed unreliable and the applicable regulatory authorities may suspend regulatory approval or require us to repeat or to perform additional nonclinical and clinical studies before approving our marketing applications, which would delay the regulatory review and approval process, perhaps significantly.

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
•
the inability of the third party to satisfy our ordering requirements as to quality, quantity and/or price, including, without limitation, potential impact on supply chain due to natural disasters, political and economic instability, including wars, terrorism, and political unrest (such as the current Ukrainian crisis with Russia), public health risks (such as the ongoing COVID-19 pandemic), protests, boycotts, curtailment of trade, and other business interruptions and restrictions;
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
•
natural disasters, political and economic instability, including wars, terrorism, and political unrest (such as the current Ukrainian crisis with Russia), public health risks (such as the ongoing COVID-19 pandemic), protests, boycotts, curtailment of trade, and other business interruptions and restrictions;
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

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In August 2020, we filed a registration statement on Form S-3 relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. Concurrently with the filing of such registration statement, we entered into an "at-the-market" offering program, or ATM, which provides for the offering, issuance and sale by us of up shares of our common stock from time to time for aggregate gross proceeds of up to $200.0 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act of 1933, as amended. As of March 31, 2022, we have sold and issued 1,601,884 shares of common stock pursuant to the ATM, with total gross proceeds of $45.4 million before deducting underwriting discounts, commissions, and other offering expenses payable by us of $1.4 million. Any additional sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our Amended and Restated 2015 Stock Option and Incentive Plan, or 2015 Plan. The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, our Amended and Restated 2017 Inducement Plan, or the 2017 Inducement Plan, enables us and our subsidiaries to grant non-qualified stock options and other equity-based awards to induce employees who are not currently employed by us or our subsidiaries to accept employment with us or our subsidiaries. As of March 31, 2022, there were 2,462,641 shares reserved under the 2017 Inducement Plan (subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock) for issuance to new employees entering into employment with us. We have also reserved shares of common stock for issuance pursuant to our Amended and Restated 2015 Employee Stock Purchase Plan, or 2015 ESPP, which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register any increase in the number of shares available for issuance under the 2015 Plan, the 2017 Inducement Plan, and the 2015 ESPP promptly following the effectiveness of any such increase. If our board of directors elects to increase the number of shares available for future grant under the 2015 Plan, the 2017 Inducement Plan or the 2015 ESPP, our stockholders may experience additional dilution, and our stock price may fall.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 52% of our outstanding common stock as of March 31, 2022, based on the latest publicly available information. These stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

3.1	Restated Certificate of Incorporation	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

10.1#	Amended and Restated 2015 Stock Option and Incentive Plan and forms of award agreements thereunder	S-8	1/31/2022	99.1

10.2#	Amended and Restated 2017 Inducement Equity Plan and forms of award agreements thereunder	S-8	1/31/2022	99.3

10.3#	Amended and Restated U.S. Cash Incentive Bonus Plan	10-K	2/23/2022	10.7

10.4#	Amended and Restated Severance and Change in Control Policy	10-K	2/23/2022	10.12

10.5#	Non-Employee Director Compensation Policy	10-K	2/23/2022	10.16

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	X

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

Global Blood Therapeutics, Inc.

Date: May 4, 2022	By:	/s/Ted W. Love, M.D.
Ted W. Love, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2022	By:	/s/Jeffrey Farrow
Jeffrey Farrow Chief Financial Officer (Principal Financial Officer)