Form 10-Q
period 2022-06-30
Global Blood Therapeutics, Inc.
filed 2022-08-08
CIK 1629137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, there were 67,463,704 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$261,152	$684,717
Short-term marketable securities	256,006	—
Accounts receivable, net	29,765	28,800
Inventories	65,816	58,202
Prepaid expenses and other current assets	27,272	30,251
Total current assets	640,011	801,970
Long-term marketable securities	146,863	50,057
Property and equipment, net	32,425	34,918
Operating lease right-of-use assets	46,497	48,015
Restricted cash	2,432	2,436
Other assets, noncurrent	2,214	1,812
Total assets	$870,442	$939,208
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,260	$15,097
Accrued liabilities	53,266	39,297
Accrued compensation	25,187	27,712
Other liabilities, current	6,379	5,892
Total current liabilities	93,092	87,998
Long-term debt, net	247,130	246,352
Convertible debt, net	334,815	334,089
Operating lease liabilities, noncurrent	70,322	73,506
Other liabilities, noncurrent	6,723	853
Total liabilities	752,082	742,798
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized as of June 30, 2022 (unaudited) and December 31, 2021; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized as of June 30, 2022 (unaudited) and December 31, 2021, respectively; 67,272,761 and 64,636,641 shares issued and outstanding as of June 30, 2022 (unaudited) and December 31, 2021, respectively	67	65
Additional paid-in capital	1,575,719	1,485,805
Accumulated other comprehensive income	(3,973)	100
Accumulated deficit	(1,453,453)	(1,289,560)
Total stockholders’ equity	118,360	196,410
Total liabilities and stockholders’ equity	$870,442	$939,208

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product sales, net	$71,550	$47,555	$126,710	$86,598
Costs and operating expenses:
Cost of sales	1,413	748	2,468	1,332
Research and development	64,775	51,784	117,608	102,641
Selling, general and administrative	81,088	61,093	155,622	120,059
Total costs and operating expenses	147,276	113,625	275,698	224,032
Loss from operations	(75,726)	(66,070)	(148,988)	(137,434)
Other income (expense):
Interest income	1,664	164	2,164	493
Interest expense	(8,402)	(3,677)	(16,607)	(7,366)
Other income (expense), net	186	21	(100)	(62)
Total other income (expense), net	(6,552)	(3,492)	(14,543)	(6,935)
Loss before income taxes	(82,278)	(69,562)	(163,531)	(144,369)
Provision for income taxes	192	30	362	153
Net loss	(82,470)	(69,592)	(163,893)	(144,522)
Other comprehensive expense:
Net unrealized loss on marketable securities, net of tax	(1,711)	(78)	(3,626)	(259)
Cumulative translation adjustment	(300)	259	(446)	259
Total other comprehensive expense, net	(2,011)	181	(4,072)	—
Comprehensive loss	$(84,481)	$(69,411)	$(167,965)	$(144,522)
Basic and diluted net loss per common share	$(1.26)	$(1.12)	$(2.51)	$(2.32)
Weighted-average number of shares used in computing basic and diluted net loss per common share	65,594,792	62,312,418	65,220,518	62,207,328

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	64,636,641	$65	$1,485,805	$100	$(1,289,560)	$196,410
Issuance of common stock upon exercise of stock options	21,653	—	324	—	—	324
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	308,118	—	(981)	—	—	(981)
Issuance of common stock pursuant to ESPP purchases	89,050	—	2,259	—	—	2,259
Stock-based compensation expenses	—	—	19,475	—	—	19,475
Other comprehensive income				(2,062)	—	(2,062)
Net loss	—	—	—	—	(81,423)	(81,423)
Balance at March 31, 2022	65,055,462	$65	$1,506,882	$(1,962)	$(1,370,983)	$134,002
Issuance of common stock upon exercise of stock options	15,015	—	216	—	—	216
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	136,916	—	(114)	—	—	(114)
Issuance of common stock upon at-the-market offering	2,065,368	2	48,493	—	—	48,495
Stock-based compensation expenses	—	—	20,242	—	—	20,242
Other comprehensive income				(2,011)	—	(2,011)
Net loss	—	—	—	—	(82,470)	(82,470)
Balance at June 30, 2022	67,272,761	$67	$1,575,719	$(3,973)	$(1,453,453)	$118,360

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	61,898,090	$62	$1,402,262	$302	$(986,469)	$416,157
Issuance of common stock upon exercise of stock options	47,763	—	1,110	—	—	1,110
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	229,087	—	(1,897)	—	—	(1,897)
Issuance of common stock pursuant to ESPP purchases	65,110	—	2,558	—	—	2,558
Stock-based compensation expenses	—	—	20,378	—	—	20,378
Other comprehensive income				(181)	—	(181)
Net loss	—	—	—	—	(74,930)	(74,930)
Balance at March 31, 2021	62,240,050	$62	$1,424,411	$121	$(1,061,399)	$363,195
Issuance of common stock upon exercise of stock options	28,575	—	403	—	—	403
Issuance of common stock upon vesting of restricted share units, net of shares withheld for employee taxes	110,493	—	(65)	—	—	(65)
Stock-based compensation	—	—	21,644	—	—	21,644
Other comprehensive losses	—	—	—	181	—	181
Net loss	—	—	—	—	(69,592)	(69,592)
Balance at June 30, 2021	62,379,118	$62	$1,446,393	$302	$(1,130,991)	$315,766

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(163,893)	$(144,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,052	2,908
Amortization (accretion) of premium (discount) on marketable securities	88	112
Non-cash interest expense	1,541	476
Amortization of operating lease right-of-use assets	1,518	1,301
Stock-based compensation	38,984	41,184
Changes in operating assets and liabilities:
Accounts receivables	(965)	(2,044)
Inventories	(6,806)	(6,841)
Prepaid expenses and other assets, current	2,977	(7,121)
Other assets, non-current	(394)	—
Accounts payable	(6,844)	(9,730)
Accrued liabilities	13,971	7,683
Accrued compensation	(2,525)	(4,655)
Operating lease liabilities	(2,735)	(2,328)
Other liabilities, noncurrent	5,870	—
Net cash used in operating activities	(116,161)	(123,577)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(636)	(1,920)
Purchases of marketable securities	(386,025)	—
Maturities of marketable securities	29,500	47,670
Net cash provided by (used in) investing activities	(357,161)	45,750
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in settlement of employee stock purchase plan and exercise of stock options	2,799	4,083
Proceeds from issuance of common stock upon at-the-market offering, net of issuance cost	48,495	—
Taxes paid related to net share settlement of equity awards	(1,095)	(1,962)
Payment of debt issuance costs	—	(49)
Net cash provided by financing activities	50,199	2,072
Effect of exchange rate changes on cash and cash equivalents	(446)	259
Net decrease in cash, cash equivalents and restricted cash	(423,569)	(75,496)
Cash, cash equivalents and restricted cash at beginning of period	687,153	497,202
Cash, cash equivalents and restricted cash at end of period	$263,584	$421,706
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$14,511	$6,788
Cash paid for income taxes	$80	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Accrued issuance costs	$—	$(26)
Accrued purchase of property and equipment	$7	$(36)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash, cash equivalents	$261,152	$419,311
Restricted cash	$2,432	2,395
Total cash and cash equivalents and restricted cash	$263,584	$421,706

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL BLOOD THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Global Blood Therapeutics, Inc., or the Company, we, us or our, was incorporated in Delaware in February 2011 and commenced operations in May 2012. We are a biopharmaceutical company dedicated to the discovery, development and delivery of life-changing treatments that provide hope to underserved patient communities, starting with sickle cell disease, or SCD. In November 2019, we received U.S. Food and Drug Administration, or FDA, accelerated approval for our first medicine, Oxbryta® (voxelotor) tablets for the treatment of SCD in adults and children 12 years of age and older, and we began to make Oxbryta available to patients through our specialty pharmacy partner network in December 2019. We have since received additional regulatory approvals of Oxbryta in and outside of the United States, including the accelerated approval we received from the FDA in December 2021 to expand Oxbryta’s indication for the treatment of SCD to children ages 4 to less than 12 years. In addition, in February 2022, we received Marketing Authorization from the European Commission for the use of Oxbryta for the treatment of hemolytic anemia (which is low hemoglobin due to red blood cell destruction) due to SCD in adult and pediatric patients 12 years of age and older as monotherapy or in combination with hydroxycarbamide (hydroxyurea). Our principal operations are based in South San Francisco, California.

Liquidity

We have incurred significant operating losses since inception and have cumulative net losses of $1.453 billion. Our ultimate success depends on the outcome of our commercialization of Oxbryta and research and development activities. We expect to incur additional losses for the foreseeable future to commercialize Oxbryta and conduct product research and development. If needed, we intend to raise additional capital through borrowings, the issuance of additional equity, and potentially through strategic alliances with partner companies or other transactions. However, if such financing is not available at adequate levels, we will need to re-evaluate our operating plans. We believe that our existing cash and cash equivalents and investments of $664.0 million as of June 30, 2022 will be sufficient to fund our cash requirements for at least twelve months subsequent to the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Preparation and Presentation of Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and, accordingly, the balance sheet as of December 31, 2021, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of our financial information. The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other interim period or for any other future year.

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

Major Customers

We have entered into agreements with certain limited specialty pharmacies and specialty distributors for the distribution of Oxbryta in the United States. For the six months ended June 30, 2022, our three largest customers represented approximately 98% of our product revenue and approximately 97% of our accounts receivable balance at June 30, 2022.

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

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$224,325	$224,325	$—	$—
Corporate debt securities	63,362	—	63,362	—
U.S. government agency securities	49,124	—	49,124	—
Certificates of deposits	1,942	—	1,942	—
U.S. government securities	192,485	—	192,485	—
U.S. treasury bills	100,956	5,000	95,956	—
Total financial assets	$632,194	$229,325	$402,869	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial Assets:
Money market funds	$671,845	$671,845	$—	$—
Corporate debt securities	10,006	—	10,006	—
U.S. government agency securities	4,843	—	4,843	—
Certificates of deposits	244	—	244	—
U.S. government securities	34,964	—	34,964	—
Total financial assets	$721,902	$671,845	$50,057	$—

We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. At June 30, 2022, and December 31, 2021, the weighted average remaining contractual maturities of our Level 2 investments were 15 months and 18 months, respectively, and all of these investments are rated A-1/P-1 or A/A2, or higher, by Moody’s and Standard & Poor’s. There were no transfers between Level 1 and Level 2 during the periods presented.

There were no sales of available-for-sale securities except for money market funds in the periods presented. No credit loss allowance was recorded as of June 30, 2022, as we do not believe the unrealized loss is a result of a credit loss due to the nature of our investments. We also considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted.

4. Available-for-Sale Securities

Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents, restricted cash, or marketable securities in our interim condensed consolidated balance sheets (in thousands):

	June 30, 2022
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	(Losses)	Value
Financial Assets:
Money market funds	$224,325	$—	$—	$224,325
Corporate debt securities	64,089	2	(729)	63,362
U.S. government agency securities	49,891	4	(771)	49,124
Certificates of deposits	1,959	—	(17)	1,942
U.S. government securities	194,572	39	(2,126)	192,485
U.S. treasury bills	101,202	—	(246)	100,956
Total	$636,038	$45	$(3,889)	$632,194

	December 31, 2021
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	(Losses)	Value
Financial Assets:
Money market funds	$671,845	$—	$—	$671,845
Corporate debt securities	10,037	—	(31)	10,006
U.S. government agency securities	4,862	—	(19)	4,843
Certificates of deposits	245	—	(1)	244
U.S. government securities	35,133	—	(169)	34,964
Total	$722,122	$—	$(220)	$721,902

The following table summarizes the classification of the available-for-sale securities on our interim condensed consolidated balance sheets (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$229,325	$671,845
Short-term marketable securities	256,006	—
Long-term marketable securities	146,863	50,057
Total	$632,194	$721,902

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at June 30, 2022, were temporary in nature.

5. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$5,425	$10,616
Work-in-process	$57,753	45,662
Finished goods	$2,638	1,924
Total inventories	$65,816	$58,202

We have capitalized $400,000 and $408,000 of stock-based compensation expense to our inventories for the three months ended June 30, 2022, and 2021, respectively; and $733,000 and $838,000 for the six months ended June 30, 2022 and 2021, respectively. The depreciation expense capitalized into inventories are not material for the three- and six-months ended June 30, 2022 and 2021. See Note 9—Stock-based Compensation for details on stock-based compensation expenses recognized during the three- and six-months ended June 30, 2022, and 2021.

Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Laboratory equipment	$15,041	$14,373
Computer equipment	2,850	2,841
Leasehold improvements	32,281	32,281
Construction-in-progress	257	934
Total property and equipment	50,429	50,429
Less: accumulated depreciation and amortization	(18,004)	(15,511)
Property and equipment, net	$32,425	$34,918

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued research and development costs	$11,184	$8,525
Accrued manufacturing costs	13,599	11,327
Accrued professional and consulting services	12,134	7,863
Accrued sales deductions	14,956	10,205
Other	1,393	1,377
Total accrued liabilities	$53,266	$39,297

Other liabilities, current

Other liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Operating lease liabilities, current	$6,119	$5,670
Other current liabilities	$260	222
Total other liabilities, current	$6,379	$5,892

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

In December 2021, we entered into an amended and restated loan agreement, or A&R Term Loan, which superseded in its entirety the 2019 Term Loan, and provided us with an additional term loan commitment from the Lenders in the aggregate principal amount of $100.0 million, or which we refer to as the Tranche C Loan. Further, the A&R Term Loan extended the maturity date and interest payments for the previous tranches under the 2019 Term Loan to conform with the new Tranche C Loan. The maturity date of the A&R Term Loan was extended to December 17, 2027, with interest-only payments extended to March 31, 2025. The Term Loan bears interest at a floating per annum interest rate equal to 7.00% plus the greater of (a) the 3-month LIBOR rate and (b) 2%. Interest on amounts outstanding are payable quarterly in arrears. The obligations under the A&R Term Loan are secured by a first priority security interest in and a lien on substantially all of our assets, subject to certain exceptions. The Tranche C Loan was funded in December 2021.

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

Debt issuance costs associated with the Tranche C Loan paid directly to the Lenders of $3.4 million were treated as discounts on the A&R Term Loan and the other debt issuance costs of $0.1 million were expensed as incurred. The debt discounts associated with the Tranche C Loan, the remaining unamortized debt discounts associated with the 2019 Term Loan as of the debt amendment date, and the Paydown Fee are being amortized or accreted to interest expenses throughout the remaining life of the A&R Term Loan using the effective interest rate method. As of June 30, 2022, there were unamortized issuance costs and debt discounts of $4.4 million, which were recorded as a direct deduction from the A&R Term Loan on the consolidated balance sheet.

Future payments of principal and interest on the A&R Term Loan as of June 30, 2022 (in thousands):

2022 (six months)	$11,250
2023	22,500
2024	22,500
2025	104,688
2026	97,188
2027	89,688
Total minimum payments	347,814
Less: amount representing interest	(92,814)
Less: amount representing Paydown Fee	(5,000)
Long-term debt, gross	250,000
Discount on notes payable	(4,419)
Accretion of Paydown Fee	1,549
Long-term debt	$247,130

7. Convertible Debt

Convertible Notes

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

As a result of adopting ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), we accounted for the 2028 Notes as a single liability. As of June 30, 2022, the 2028 Notes were recorded at the aggregate principal amount of $345.0 million less unamortized issuance costs of $10.2 million as a long-term liability on the consolidated balance sheets. The debt issuance costs are amortized to interest expense over the contractual term of the 2028 Notes at an effective interest rate of 2.37%.

The following table presents the components of interest expense related to 2028 Notes (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stated coupon interest	$1,617	$—	$3,234	$—
Amortization of debt issuance cost	364	—	726	—
Total interest expense	$1,981	$—	$3,960	$—

As of June 30, 2022, the fair value of the 2028 Notes was $407.2 million. The fair value was estimated using a third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy.

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

8. Commitments and Contingencies

Leases

We have operating leases for our headquarters in South San Francisco, where we have office and research and development laboratory facilities and equipment. Our leases have remaining lease terms of 1 to 10 years. Most of these leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases include renewal options at our election, with renewal terms that can extend the lease term from 1 to 10 years. These optional periods have not been considered in the determination of the right-of-use assets, or ROU assets, or lease liabilities associated with these leases as we did not consider it reasonably certain that we would exercise the options.

Lease costs included in operating expense in the interim condensed consolidated statement of operations and comprehensive loss in relation to these operating leases were $2.4 million and $2.4 million for the three months ended June 30, 2022, and 2021, respectively and $4.9 million and $5.6 million for the six months ended June 30, 2022 and 2021, respectively. Included in these lease costs were variable lease costs, which were not included within the measurement of our operating ROU assets and operating lease liabilities in the amount of $1.0 million and $1.2 million for the three months ended June 30, 2022, and 2021, respectively; and $2.0 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively. The variable lease cost is comprised primarily of our cost in certain research and development arrangements that contain embedded equipment, and our proportionate share of operating expenses, property taxes, and insurance in relation with our facility lease. These costs are classified as operating lease expense due to our election to not separate lease and non-lease components.

Supplemental information related to leases for the periods reported is as follows (in thousands, except weighted-average remaining lease term and weighted-average discount rate):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$6,073	$5,883
Weighted-average remaining lease term of operating leases (in years)	7.8	8.7
Weighted-average discount rate of operating leases	8.7%	8.7%

The majority of our lease costs are driven by our operating lease for our headquarters, where we have office and research and development laboratory space.

In March 2017, we entered into a noncancelable operating lease for our headquarters, or Original Lease, for approximately 67,185 square feet of space in South San Francisco, California, or the Prior Premises. The Original Lease term commenced in November 2017 when we gained control over physical access to the Prior Premises for a 10-year period.

In August 2018, we entered into an amendment to the Original Lease, or Lease Amendment, to relocate our headquarters from the Prior Premises to a then to-be-constructed building consisting of approximately 164,150 rentable square feet of space in South San Francisco, California, or the Substitute Premises, when the Substitute Premises were ready for occupancy, or Substitute Premises Payment Commencement Date. The Lease Amendment has a contractual term, or Substitute Premises Term, of 10 years from the Substitute Premises Payment Commencement Date. The Lease Amendment grants us an option to extend the Lease Amendment for an additional 10-year period. Future minimum rental payments under the Lease Amendment during the 10-year term are $121.5 million in the aggregate. Under the Lease Amendment, we are obligated to pay to the landlord certain costs, including taxes and operating expenses. The Lease Amendment also provides a tenant inducement allowance of up to $27.9 million, of which $4.1 million was repaid to the landlord in the form of additional monthly rent with interest applied. As of June 30, 2022, we have capitalized $32.3 million within property and equipment, net for construction of leasehold improvements at the Substitute Premises, which were mostly acquired with the tenant inducement provided under the Lease Amendment.

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

As of June 30, 2022, the maturities of our operating lease liabilities were as follows (in thousands):

Year ending December 31,	Amount
2022 (six months)	6,149
2023	12,584
2024	12,948
2025	13,368
2026	13,803
Thereafter	46,703
Total lease payments	105,555
Less: Imputed interest	(29,114)
Present value of operating lease liabilities	$76,441

The operating leases require us to share in prorated operating expenses and property taxes based upon actual amounts incurred. These amounts are not fixed for future periods and, therefore, are not included in the future commitments listed above.

Other commitments

In the ordinary course of business, we enter into various firm purchase commitments related to research and development activities and manufacturing activities. As of June 30, 2022, we have noncancelable contractual obligations under the terms of a manufacturing agreement of approximately $1.3 million.

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

9. Stockholder's Equity

In August 2020, we entered into an at-the-market offering program, or “ATM”, which provides for the offering, issuance and sale by us of shares of our common stock from time to time for aggregate gross proceeds of up to $200.0 million. In the six months ended June 30, 2022, we have sold and issued 2,065,358 shares of common stock pursuant to the ATM, with total gross proceeds of $50.0 million before deducting underwriting discounts, commissions, and other offering expenses payable by us of $1.5 million.

10. Stock-Based Compensation

We have three stock-based compensation plans – the Amended and Restated 2017 Inducement Equity Plan, or the 2017 Inducement Plan, the Amended and Restated 2015 Stock Option and Incentive Plan, or 2015 Plan, and the 2012 Stock Option and Grant Plan, or 2012 Plan. As of June 30, 2022, there were 2,329,397 shares reserved under the 2017 Inducement Plan and 5,396,563 shares reserved under the 2015 Plan for the future issuance of equity awards. Upon adoption of the 2015 Plan in July 2015, no new awards or grants are permitted under the 2012 Plan. See Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, for additional information related to these stock-based compensation plans.

Stock Options

The following summarizes stock option activity under the 2017 Inducement Plan, 2015 Plan and 2012 Plan:

	Number of Options	Weighted-Average Exercise Price
Outstanding—December 31, 2021	3,553,763	$42.00
Options granted	671,701	29.32
Options exercised	(36,668)	14.73
Options canceled	(150,247)	50.13
Outstanding—June 30, 2022	4,038,549	$39.84

The fair values of stock options granted to employees were calculated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	5.3	5.3-6.1	5.3-6.1	5.3-6.1
Volatility	65.50%	68.1%-72.2%	65.5%-70.5%	68.1%-72.7%
Risk-free interest rate	3.6%	1.0%-1.1%	1.4%-3.6%	0.9%-1.1%
Dividend yield	—	—	—	—

Restricted Stock Units

The following table summarizes activity of restricted stock units, or RSUs, granted to employees with service-based vesting under the 2017 Inducement Plan and 2015 Plan and related information:

		Weighted-
		Average
	Number	Grant Date
	of RSUs	Fair Value
Non-vested units — December 31, 2021	2,986,269	$45.37
RSUs granted	1,886,774	29.83
RSUs vested	(482,023)	51.13
RSUs forfeited	(300,044)	40.03
Non-vested units — June 30, 2022	4,090,976	$37.92

Performance-based RSU Awards

2020 Market-Condition RSU Awards

Beginning in June 2020, the Compensation Committee of our Board of Directors has granted awards of performance-based RSUs to certain of our senior management, including our executive officers, under the 2015 Plan, the vesting of which is contingent upon the achievement of three escalating stock price targets, which we refer to as the 2020 Market-Condition RSU Awards. Since June 1, 2020, certain awards have been forfeited in connection with employee terminations and new awards have been granted in connection with new appointments, with awards for up to an aggregate of 450,800 RSUs outstanding as of June 30, 2022. Upon the achievement of the respective stock price targets, 50% of the RSUs allotted to that tranche will vest, while the remaining 50% will vest on the first anniversary of the date the stock price target was achieved, subject to the employee’s continued employment or other service relationship with us through such vesting date. Under the terms of the awards, if the stock price targets are not achieved for all or some of the tranches on or before June 30, 2024, the unvested awards will be automatically terminated and forfeited. The compensation cost for the RSUs with a market condition is not reversed when the market condition is not satisfied. The target prices and vesting tranches are set forth in the following table:

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

The following table summarizes the 2020 Market-Condition RSU Awards granted and forfeited during the six months ended June 30, 2022:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Grant Date	Vesting	Intrinsic
	of RSUs	Fair Value	Period (years)	Value
Non-vested market-condition awards — December 31, 2021	450,800	$43.17	0.30	$13,195
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Non-vested market condition awards — June 30, 2022	450,800	$43.15	0.21	$14,403

At June 30, 2022, total unrecognized compensation expense related to non-vested 2020 Market-Condition RSU Awards was $1.6 million, which is expected to be recognized over their respective remaining derived service periods. The weighted average remaining derived service period is 0.21 years. For the three and six months ended June 30, 2022, and 2021, we recognized $0.9 million, $2.0 million, $1.5 million, and $4.6 million, respectively, in stock-based compensation expense related to the 2020 Market-Condition RSU Awards.

Total Shareholder Return and Patient Share RSU Awards

In March 2022, the Compensation Committee of our Board of Directors granted two types of performance-based RSU awards to our executive officers under the 2015 Plan that are milestone based, with 50% of the awards earned based on relative total stockholder return, or TSR (which we refer to as the TSR RSU Awards), and 50% of the awards earned based on patient market share (which we refer to as the Patient Share RSU Awards). Each of these awards are measured over a three-year performance period beginning on January 1, 2022.

TSR RSU awards

The vesting of the TSR RSU Awards is contingent upon our TSR percentile ranking relative to the companies within the NASDAQ Biotechnology Index over the three-year cumulative performance period of January 1, 2022 through December 31, 2024. Vesting is also subject to continued service requirements through the date that the Compensation Committee of our Board of Directors determines achievement of the applicable performance condition following the end of the performance period. The number of shares of common stock that could be distributed at the end of the three-year performance period may range from 0% to 200% of the target number of shares granted. The TSR percentile rankings and performance multipliers for the TSR RSU Awards are set forth in the following table:

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

The following table summarizes the TSR RSU Awards granted during the six months ended June 30, 2022:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Grant Date	Vesting	Intrinsic
	of RSUs	Fair Value	Period (years)	Value
Total Shareholder Return awards — December 31, 2021	—	$—	—	$—
Granted	98,276	47.34	2.59
Vested	—	—	—
Forfeited	—	—	—
Total Shareholder Return awards— June 30, 2022	98,276	$47.34	2.59	$3,140

The following table summarizes the assumptions used to estimate the fair value of the TSR RSU Awards as of the grant date:

Six Months Ended June 30,
2022
Expected term (in years)	2.84
Volatility	66.01%
Risk-free interest rate	1.4%
Dividend yield	—

At June 30, 2022, total unrecognized compensation expense related to TSR RSU Awards was $4.1 million, which is expected to be recognized over their respective remaining derived service periods. The weighted average remaining derived service period is 2.59 years. For the three and six months ended June 30, 2022, we recognized $0.4 million and $0.5 million in stock-based compensation expense related to the TSR RSU Awards.

Patient Share RSU Awards

The vesting of the Patient Share RSU Awards is contingent upon our percentage of patient share within a comparator group consisting of all U.S.-based SCD patients (including pediatric patients) during a three-year cumulative performance period of January 1, 2022 through December 31, 2024. Vesting is also subject to continued service requirements through the date that the Compensation Committee of our Board of Directors determines achievement of the applicable performance condition following the end of the performance period. The number of shares of common stock that could be distributed at the end of the three-year performance period may range from 0% to 200% of the target number of shares granted. The patient share percentages and performance multipliers for the Patient Share RSU Awards are set forth in the following table:

Patient Share	Performance Multiplier
19.80%	200%
18%	100%
16.20%	50%
Below 16.2%	0%

The following table summarizes the Patient Share RSU Awards granted during the six months ended June 30, 2022:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Grant Date	Vesting	Intrinsic
	of RSUs	Fair Value	Period (years)	Value
Performance-based awards — December 31, 2021	—	$—	—	$—
Granted	98,277	29.87	2.59
Vested	—	—	—
Forfeited	—	—	—
Performance-based awards— June 30, 2022	98,277	$29.87	2.59	$3,140

Expense for these grants is based on the fair value on the date of the grant and will be recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met. If the performance condition is not considered probable of being achieved, no stock-based compensation expense is recognized until such time as the performance condition is considered probable of being met, if at all. As of June 30, 2022, the performance conditions were not deemed probable of achievement, and as a result no stock compensation expense was recognized for these awards. The total unrecognized compensation expense related to unvested Patient Share RSU Awards was $2.9 million.

Stock-Based Compensation Expense

Total stock-based compensation recognized by function included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$5,926	$4,906	$11,457	$10,216
Selling, general and administrative	13,917	15,064	27,527	30,134
Total stock-based compensation expense	$19,843	$19,970	$38,984	$40,350

11. Related Parties Transaction

In the six months ended June 30, 2022, we donated $0.3 million to The GBT Foundation, a California nonprofit public benefit corporation we established in August 2021. The GBT Foundation is a related party affiliate as certain of our officers also serve, without additional compensation, as directors or officers of The GBT Foundation. The purpose of The GBT Foundation is to fund programs that will support people within the sickle cell disease community and beyond through education, empowerment, improved healthcare access and enhanced health equity.

12. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since we were in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following securities were not included in the diluted net loss per share calculations because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	4,038,549	3,739,404	4,038,549	3,739,404
Convertible Notes (as converted to common stock)	10,866,983	—	10,866,983	—
Restricted stock units	4,738,329	3,352,273	4,738,329	3,352,273
Total	19,643,861	7,091,677	19,643,861	7,091,677

13. Subsequent Events

In July 2022, the Medicines and Healthcare products Regulatory Agency (MHRA) granted Great Britain marketing authorization for Oxbryta for the treatment of hemolytic anemia due to SCD in adult and pediatric patients 12 years of age and older as monotherapy or in combination with hydroxyurea.

On August 7, 2022, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Pfizer Inc., a Delaware corporation, or Pfizer, and Ribeye Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Pfizer, or Merger Sub, pursuant to which, and upon the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Pfizer, which we refer to as the Merger. Under the Merger Agreement, at the closing of the Merger, each issued and outstanding share of our common stock (other than shares owned by the Company, any subsidiary of the Company, Pfizer, Merger Sub or any other subsidiary of Pfizer and other than stockholders of the Company who have validly exercised their statutory rights of appraisal under the DGCL) will be converted into the right to receive $68.50 per share, net to the seller in cash, without interest and subject to any required withholding of taxes. The Merger is expected to close as early as the fourth quarter of 2022. If the Merger Agreement is terminated under specified circumstances, we will be required to pay Pfizer a termination fee of $217 million. The Merger Agreement also provides that, in connection with the termination of the Merger Agreement under specified antitrust related circumstances, Pfizer will be required to pay us a “reverse termination fee” of $326 million.

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

With respect to Europe, the European Commission, or EC, granted marketing authorization for Oxbryta in February 2022 for the treatment of hemolytic anemia (which is low hemoglobin due to red blood cell destruction) due to SCD in adult and pediatric patients 12 years of age and older as monotherapy or in combination with hydroxycarbamide (hydroxyurea), and such authorization includes all member states of the European Union, or EU, as well as the additional member states of the European Economic Area (Iceland, Liechtenstein and Norway), or EEA. In July 2022, the MHRA granted our application using the EC Decision Reliance Procedure for a

Great Britain marketing authorization for Oxbryta for the treatment of hemolytic anemia due to SCD in adult and pediatric patients 12 years of age and older as monotherapy or in combination with hydroxycarbamide (hydroxyurea).

To provide early access to patients prior to potentially receiving marketing approval, we established early access and named patient programs for eligible SCD patients outside the United States, including in the United Kingdom, France, Germany and Brazil. The United Kingdom and France have the majority of SCD patients in Europe.

Under the exclusive agreement with our distribution partner, Biopharma-Middle East and Africa, or Biopharma-MEA, we continue to advance efforts to expand access to Oxbryta in the six countries that make up the GCC region (Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates, or UAE). In the GCC, the U.S. approval of Oxbryta can be referenced to allow access to the medicine while health authorities conduct their reviews. In the third quarter of 2021, we were granted marketing authorization for Oxbryta by the Ministry of Health and Prevention (MOHAP) in the UAE for the treatment of SCD in adults and children 12 years of age and older, with the UAE being the first country outside of the U.S. to grant regulatory approval of Oxbryta. Oxbryta has also been approved in Oman for the treatment of SCD in adults and children 12 years of age and older.

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

Beyond Oxbryta, we are engaged in other research and development activities. Our development program includes inclacumab, a P-selectin inhibitor, currently in Phase 3 clinical development to investigate its potential to reduce the incidence of painful vaso-occlusive crises, or VOCs, and resulting hospital admissions. We are also advancing GBT021601, or GBT601, our next generation hemoglobin polymerization inhibitor, which was discovered by our scientists and is being studied in Phase 1 and Phase 2/3 clinical trials. The Phase 1 clinical trial was completed in late 2021 and, based on patient demand, then restarted in the second quarter of 2022 to evaluate a higher daily dose of GBT601 than previously studied. In June 2022, we announced the initiation of the Phase 2 portion of the planned Phase 2/3 clinical trial of GBT601, with the primary outcome measure of the Phase 2 portion being the number of patients with a change from baseline in hemoglobin, or Hb, levels through Week 12. In addition, our drug discovery teams continue to work on new targets to potentially develop the next wave of treatments for SCD.

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

In March 2020, the Centers for Disease Control and Prevention, or CDC, declared a global pandemic related to SARS-CoV-2, the virus that causes coronavirus disease 2019, or COVID-19, and the pandemic has impacted our business, including our commercialization of Oxbryta and our research and development activities. For example, we have continued to see significantly lower rates of weekly new patient prescriptions for Oxbryta compared to a peak in early March 2020, and we expect the rate of new patient prescriptions may remain at these lower levels depending on the course of the pandemic. While we have resumed most of our operations that were temporarily paused at the beginning of the pandemic, our approach in some cases has changed to adapt to the new environment, such as the increased use of digital and internet-based education and outreach to engage with healthcare professionals, or HCPs, and payors. We do not know how the adjustments we have made in our operations or the pandemic in general will impact our business in the long term. Notably, the pandemic has not significantly impacted our supply of Oxbryta. We continue to believe we have an adequate supply of Oxbryta to sustain estimated patient need through 2022, and we are continuing to produce Oxbryta tablets.

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

On August 7, 2022, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Pfizer Inc., a Delaware corporation, or Pfizer, and Ribeye Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Pfizer, or Merger Sub, pursuant to which, and upon the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Pfizer, which we refer to as the Merger. Under the terms of the Merger Agreement, our company will be acquired for a total enterprise value of approximately $5.4 billion, including debt and net of cash acquired, or a total equity value of approximately $5.8 billion. At the closing of the Merger, each issued and outstanding share of our common stock (other than shares owned by the Company, any subsidiary of the Company, Pfizer, Merger Sub or any other subsidiary of Pfizer and other than stockholders of the Company who have validly exercised their statutory rights of appraisal under the DGCL) will be converted into the right to receive $68.50 per share, net to the seller in cash, without interest and subject to any required withholding of taxes. The Merger is expected to close as early as the fourth quarter of 2022. If the Merger Agreement is terminated under specified circumstances, we will be required to pay Pfizer a termination fee of $217 million. The Merger Agreement also provides that, in connection with the termination of the Merger Agreement under specified antitrust related circumstances, Pfizer will be required to pay us a “reverse termination fee” of $326 million.

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through sale of equity securities and debt financing, including several follow-on offerings. In December 2019, we entered into a $150.0 million term loan agreement, or 2019 Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, Biopharma Credit Investments V (Master) LP, as a lender, and BPCR Limited Partnership, as a lender, and collectively with Biopharma Credit Investments V (Master) LP, the Lenders, and drew down proceeds of $72.5 million net of debt issuance costs, and we drew down the remaining $74.8 million net of debt issuance costs in November 2020. In December 2021, we entered into an Amended and Restated Loan Agreement, or A&R Term Loan, which amended the 2019 Term Loan to increase the total term loan by $100.0 million. We received total proceeds, net of the debt issuance costs of $3.5 million, of an additional $96.5 million. In December 2021, we issued an aggregate principal amount of $345.0 million of 1.875% convertible senior notes due 2028, or the 2028 Notes, in a private placement. The aggregate principal amount on the 2028 Notes sold reflects the full exercise by the initial purchasers of their option to purchase an additional $45.0 million in aggregate principal amount of the 2028 Notes. We received total proceeds, net of debt issuance and offering costs of $11.0 million, of $334.0 million from the offering. In the six months ended June 30, 2022, we have sold and issued 2,065,358 shares of common stock pursuant to the at-the-market offering program, or ATM, we entered into in August 2020, with total gross proceeds of $50.0 million before deducting underwriting discounts, commissions, and other offering expenses payable by us of $1.5 million.

Our net losses were $163.9 million and $144.5 million for the six months ended June 30, 2022, and 2021. As of June 30, 2022, we had an accumulated deficit of $1.453 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We had $664.0 million in cash, cash equivalents and investments as of June 30, 2022.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022, and 2021

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
(in thousands, except percentages)
Product sales, net	$71,550	$47,555	$23,995	50%
Costs and operating expenses:
Cost of sales	1,413	748	665	89
Research and development	64,775	51,784	12,991	25
Selling, general and administrative	81,088	61,093	19,995	33
Total costs and operating expenses	147,276	113,625	33,651	30
Loss from operations	(75,726)	(66,070)	(9,656)	15
Interest income	1,664	164	1,500	915
Interest expense	(8,402)	(3,677)	(4,725)	129
Other income (expense), net	186	21	165	786
Total other income (expense), net	(6,552)	(3,492)	(3,060)	88
Loss before income taxes	(82,278)	(69,562)	(12,716)	18
Provision for income taxes	192	30	162	540
Net loss	$(82,470)	$(69,592)	$(12,878)	19%

Product sales, net

Product sales consist of sales of Oxbryta, which was approved by the FDA in November 2019 for the treatment of SCD in adults and children 12 years of age and older and approved by the FDA in December 2021 for the treatment of SCD in children ages 4 to less than 12 years. Product sales, net were $71.6 million and $47.6 million for the three months ended June 30, 2022, and 2021, respectively. The increase was due to higher volume of sales of $16.5 million driven by increased patient demand and an increase in distributor inventory of approximately $7.5 million related to the establishment of an additional specialty distributor.

Cost of sales

Cost of sales of $1.4 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, is related to manufacturing costs incurred after FDA approval for the cost of Oxbryta sold. The increase was due to higher volume of sales driven by patient demand. Prior to receiving FDA approval for Oxbryta in November 2019, we recorded all costs incurred in the manufacture of Oxbryta as research and development expense. We expect to sell through the inventory previously expensed to research and development by the end of 2022, and, accordingly, we expect our costs of product sales of Oxbryta to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.

Research and development

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

			Change
	Three Months Ended June 30,		2022/2021
	2022	2021	$	%
Costs incurred by development program:
Oxbryta for the treatment of SCD	$21,906	$23,623	$(1,717)	-7%
Other preclinical programs	13,029	11,603	1,426	12
Inclacumab for the treatment of SCD	20,964	11,447	9,517	83
GBT601 for the treatment of SCD	8,876	5,111	3,765	74
Total research and development expenses	$64,775	$51,784	$12,991	25%

Research and development, or R&D, expenses increased by $13.0 million, or 25%, to $64.8 million for the three months ended June 30, 2022 from $51.8 million for the three months ended June 30, 2021. The increase was primarily due to an increase of $9.5 million in external costs related to our inclacumab program due to an increase in manufacturing activities and ongoing clinical trial activities, $3.8 million in external costs related to GBT601 due to ongoing clinical trial activities, and $1.4 million in external costs related to other preclinical programs. The increase was partially offset by a decrease of $1.7 million in external costs related to Oxbryta due to a decrease in manufacturing activities for Oxbryta clinical studies. R&D related stock-based compensation expense was $5.9 million and $4.9 million for the three months ended June 30, 2022, and 2021, respectively.

Selling, general and administrative expenses

Selling, general and administrative, or SG&A, expenses increased by $20.0 million, or 33%, to $81.1 million for the three months ended June 30, 2022 from $61.1 million for the three months ended June 30, 2021. The increase was primarily due to an increase of $8.9 million in professional and consulting services due to increases in medical affairs and commercial related activities for Oxbryta, an increase of $8.4 million in personnel costs due to higher headcount, and an increase of $3.9 million in other general and administrative expenses supporting our growth. The increase was offset by a decrease of $1.2 million in stock-based compensation expenses due to employee turnover. SG&A related stock-based compensation expense was $13.9 million for the three months ended June 30, 2022, and $15.1 million for the three months ended June 30, 2021.

Total other expenses, net

Total other expense, net increased by $3.1 million or 88%, to $6.6 million for the three months ended June 30, 2022 from $3.5 million for the three months ended June 30, 2021. The increase was primarily due to an increase of $4.4 million in interest expense associated with the A&R Term Loan and the 2028 Notes issued in December 2021, which was offset by an increase of $1.5 million in interest income as a result of the higher interest rates on investments.

Comparison of the Six Months Ended June 30, 2022, and 2021

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
(in thousands, except percentages)
Product sales, net	$126,710	$86,598	$40,112	46%
Costs and operating expenses:
Cost of sales	2,468	1,332	1,136	85
Research and development	117,608	102,641	14,967	15
Selling, general and administrative	155,622	120,059	35,563	30
Total costs and operating expenses	275,698	224,032	51,666	23
Loss from operations	(148,988)	(137,434)	(11,554)	8
Interest income	2,164	493	1,671	339
Interest expense	(16,607)	(7,366)	(9,241)	125
Other income (expense), net	(100)	(62)	(38)	61
Total other income (expense), net	(14,543)	(6,935)	(7,608)	110
Loss before income taxes	(163,531)	(144,369)	(19,162)	13
Provision for income taxes	362	153	209	137
Net loss	$(163,893)	$(144,522)	$(19,371)	13%

Product sales, net

Product sales, net were $126.7 million and $86.6 million for the six months ended June 30, 2022, and 2021, respectively. The increase was due to higher volume of sales of $32.6 million driven by increased patient demand and an increase in distributor inventory of approximately $7.5 million related to the establishment of an additional specialty distributor.

Cost of sales

Cost of sales were $2.5 million and $1.3 million for the six months ended June 30, 2022, and 2021, respectively. The increase was due to higher volume of sales driven by patient demand and increased manufacturing costs of Oxbryta incurred after FDA approval.

Research and development

The following table summarizes our research and development expenses incurred during the respective periods (in thousands, except percentages):

			Change
	Six Months Ended June 30,		2022/2021
	2022	2021	$	%
Costs incurred by development program:
Oxbryta for the treatment of SCD	$42,787	$47,704	$(4,917)	-10%
Other preclinical programs	26,136	24,055	2,081	9
Inclacumab for the treatment of SCD	31,429	21,576	9,853	46
GBT601 for the treatment of SCD	17,256	9,306	7,950	85
Total research and development expenses	$117,608	$102,641	$14,967	15%

Research and development, or R&D, expenses increased by $15.0 million, or 15%, to $117.6 million for the six months ended June 30, 2022 from $102.6 million for the six months ended June 30, 2021. The increase was primarily due to an increase of $9.9 million in external costs related to our inclacumab program due to an increase in manufacturing activities and ongoing clinical trial activities, $8.0 million in external costs related to GBT601 due to ongoing clinical trial activities and $2.1 million in external costs related to other preclinical programs. The increase was partially offset by a decrease of $5.0 million in external costs related to Oxbryta due to a decrease in manufacturing activities for Oxbryta clinical studies. R&D related stock-based compensation expense was $11.5 million and $10.2 million for the six months ended June 30, 2022, and 2021, respectively.

Selling, general and administrative expenses

Selling, general and administrative, or SG&A, expenses increased by $35.6 million, or 30%, to $155.6 million for the six months ended June 30, 2022 from $120.1 million for the six months ended June 30, 2021. The increase was primarily due to an increase of $14.8 million in personnel costs due to higher headcount, an increase of $13.2 million in professional and consulting services due to increases in medical affairs and commercial related activities for Oxbryta, and an increase of $10.3 million in other general and administrative expenses supporting our growth. The increase was offset by a decrease of $2.7 million in stock-based compensation expenses due to employee turnover. SG&A related stock-based compensation expense was $27.5 million for the six months ended June 30, 2022, and $30.1 million for the six months ended June 30, 2021.

Total other expenses, net

Total other expense, net increased by $7.6 million or 110%, to $14.5 million for the six months ended June 30, 2022 from $6.9 million for the six months ended June 30, 2021. The increase was primarily due to an increase of $8.8 million in interest expense associated with the A&R Term Loan and the 2028 Notes issued in December 2021, which was offset by $1.7 million increase in interest income from our investment portfolio.

Liquidity, Capital Resources and Plan of Operations

We are not profitable and have incurred losses and negative cash flows from operations each year since our inception. We have financed our operations primarily through equity and debt financing. As of June 30, 2022, we had $664.0 million in cash, cash equivalents and investments.

In August 2020, we filed a shelf registration statement on Form S-3, or Shelf Registration Statement, with the SEC relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. Concurrently with the filing of the Shelf Registration Statement, we entered into a Sales Agreement with SVB Leerink LLC, or Sales Agent, to provide for the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement, or Sales Agreement. We have agreed to pay to the Sales Agent cash commissions of up to 3.0% of the gross proceeds from sales of common stock pursuant to the Sales Agreement. In the six months ended June 30, 2022, we have sold and issued 2,065,358 shares of common stock pursuant to the Sales Agreement, with total gross proceeds received in 2022 of $50.0 million before deducting underwriting discounts, commissions, and other offering expenses payable by us of $1.5 million. As of June 30, 2022, we are authorized to sell up to a remaining $104.6 million in shares of our common stock under the Sales Agreement.

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

We believe that our existing capital resources will be sufficient to fund our planned operations for at least the next 12 months without giving effect to our potential acquisition by Pfizer and assuming we remain a standalone entity. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If the potential acquisition by Pfizer is not completed within the timeframe we currently expect, we believe we may continue to require additional financing to commercialize Oxbryta, advance Oxbryta through clinical development, to acquire and develop other product candidates and to fund operations for the foreseeable future, and, as such, we may continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. In addition, the Merger Agreement contains restrictions on our issuance of shares of our common stock, subject to certain exceptions described therein, including pursuant to the Sales Agreement. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future funding requirements will depend on many factors, including:

•
the completion of the acquisition by Pfizer within the timeframe we currently expect;
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

Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for commercialization, clinical trials and other research and development expenditures, all subject to whether the potential acquisition by Pfizer is completed within the timeframe we currently expect. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of Oxbryta and product candidates and ongoing developments in connection with the COVID-19 pandemic, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated commercialization, clinical trials and research and development activities.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(116,161)	$(123,577)
Net cash provided by (used in) investing activities	(357,161)	45,750
Cash provided by financing activities	50,199	2,072
Effect of exchange rate changes on cash and cash equivalents	(446)	259
Net decrease in cash, cash equivalents and restricted cash	$(423,569)	$(75,496)

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2022 was $116.2 million, consisting of a net loss of $163.9 million, which was partially offset by non-cash charges of $39.0 million for stock-based compensation and $6.2 million for net depreciation and amortization expense, including $1.5 million for non-cash interest expense. The change in our net operating assets and liabilities was due primarily to a decrease of $6.8 million in accounts payable due to timing of payments, an increase of $6.8 million in inventories, a decrease of $2.7 million in operating lease liabilities due to payments made during the period, a decrease of $2.5 million in accrued compensation, an increase of $1.0 million in accounts receivable and an increase of $0.4 million in other non-current assets. The cash outflow was offset by an increase of $14.0 million in accrued liabilities due to timing of receipt of invoices, an increase of $5.9 million in other non-current liabilities, and a decrease of $3.0 million in prepaid expenses and other current assets.

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

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2022, was $357.2 million, consisting of purchases of marketable securities of $386.0 million and purchases of property and equipment of $0.7 million, which was offset by maturities of marketable securities of $29.5 million.

Cash provided by investing activities for the six months ended June 30, 2021 was $45.8 million, consisting of maturities of marketable securities of $47.7 million, which was offset by purchases of property and equipment of $1.9 million.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2022, was $50.2 million, primarily from the net proceeds of $48.5 million from the issuance of common stock pursuant to the ATM and proceeds of $2.8 million from the issuance of common stock to participants in our employee stock purchase plan and exercise of stock options, which was offset by $1.1 million in taxes paid related to net share settlement of equity awards.

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

Contractual Obligations and Other Commitments

Except as noted below, there are no other material changes to our contractual obligations and commitments outside the ordinary course of business during the six months ended June 30, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

In the ordinary course of business, we enter into various firm purchase commitments related to research development activities and manufacturing activities. We have entered into agreements with certain vendors for the provision of goods and services, which include manufacturing services with contract manufacturing organizations and research and development services with contract research organizations. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement. As of June 30, 2022, we have noncancelable contractual obligations under the terms of a manufacturing agreement of approximately $1.3 million.

See Note 6, Long-term Debt, and Note 7, Convertible Debt, of the notes to our condensed consolidated financial statements for further details on our future debt repayment obligations. See Note 8, Commitments and Contingencies, of the notes to our condensed consolidated financial statements for further details on our future lease repayment obligation.

As of June 30, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks as of June 30, 2022, have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

•
Our pending acquisition by Pfizer Inc., or Pfizer, including uncertainties as to the timing of the Merger (as defined below); the risk that the Merger may not be completed in a timely manner or at all; the possibility that competing offers or acquisition proposals for our company will be made; the possibility that any or all of the conditions to the consummation of the Merger may not be satisfied or waived, including the failure of our stockholders to approve the Merger or the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals); the occurrence of any event, change or other circumstance that could give rise to the termination of the agreement and plan of merger dated as of August 7, 2022, or Merger Agreement, by and among Pfizer, Ribeye Acquisition Corp. (a wholly owned subsidiary of Pfizer), or Merger Sub, and us, including in circumstances which would require us to pay a termination fee; the effect of the announcement or pendency of the transactions contemplated by the Merger Agreement on our relationships with our personnel, third-party payors, customers, suppliers and other business partners, or on our operating results and business generally; risks related to diverting management’s attention from our ongoing business operations; and the risk that stockholder litigation in connection with the transactions contemplated by the Merger Agreement may result in significant costs of defense, indemnification and liability;
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
•
We may not realize the expected benefits of the orphan drug designations we have received for Oxbryta, inclacumab and GBT601, and we may not receive orphan drug designation for any other product candidate.
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

RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common stock. This discussion should be read in conjunction with our condensed consolidated financial statements as of June 30, 2022, and consolidated financial statements as of December 31, 2021, and the notes accompanying those consolidated financial statements.

Risk Factors Related to the Merger

The announcement and pendency of our acquisition by Pfizer could adversely affect our business, prospects, financial condition, and results of operations.

On August 7, 2022, we entered into the Merger Agreement with Pfizer and Merger Sub, pursuant to which, and upon the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Pfizer, which we refer to as the Merger). Under the Merger Agreement, at the closing of the Merger, each issued and outstanding share of our common stock (other than shares owned by the Company, any subsidiary of the Company, Pfizer, Merger Sub or any other subsidiary of Pfizer and other than stockholders of the Company who have validly exercised their statutory rights of appraisal under the Delaware General Corporation Law, or DGCL) will be converted into the right to receive $68.50 per share, net to the seller in cash, without interest and subject to any required withholding of taxes.

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, prospects, financial condition, and results of operations, regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•
the diversion of significant management time and resources towards the completion of the Merger;
•
the impairment of our ability to attract, retain and motivate personnel, including our senior management;
•
difficulties maintaining relationships with third-party payors, customers, distributors, suppliers and other business partners, who may defer decisions about working with us or seek to change existing business relationships with us;
•
the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement that we conduct our business in the ordinary course and not engage in certain kinds of transactions or business activities prior to the completion of the Merger; and
•
litigation relating to the Merger and the costs and distractions related thereto.

The Merger may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Merger could adversely affect our business and the market price of our common stock.

The consummation of the Merger is subject to customary closing conditions, including, among other things, (i) approval by our stockholders of the Merger Agreement, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the receipt of certain non-U.S. antitrust approvals, (iii) the absence of injunctions or other legal restraints in certain jurisdictions preventing the consummation of the Merger and (iv) certain other conditions set forth in the Merger Agreement.

Many of the conditions to consummation of the Merger are not within our control or the control of Pfizer or Merger Sub, and we cannot predict when or if these conditions will be satisfied. There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated within the expected timeframe, or at all. Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in a number of ways, including the following:

•
if the Merger is not completed within the expected timeframe, or at all, the share price of our common stock will change to the extent that the current market price of our stock reflects assumptions regarding the completion of the Merger;
•
we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Merger, for which we may receive little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;
•
failure to complete the Merger within the expected timeframe, or at all, may result in negative publicity and a negative impression of us in the investment community and may lead to subsequent offers to acquire our company at a lower price or otherwise on less favorable terms to us and our stockholders than contemplated by the Merger;

•
the impairment of our ability to attract, retain and motivate personnel, including our senior management;
•
difficulties maintaining relationships with third-party payors, customers, distributors, suppliers and other business partners; and
•
upon termination of the Merger Agreement by us or Pfizer under specified circumstances, we would be required to pay a termination fee of $217 million.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of our company or could result in any competing proposal being at a lower price than it might otherwise be.

We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, we may be required to pay Pfizer a termination fee of $217 million in specified circumstances, including if the Merger Agreement is terminated in specified circumstances following our receipt of a Superior Company Proposal (as defined in the Merger Agreement). These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing such an acquisition, including, if the Merger Agreement is terminated prior to the consummation of the Merger, after such termination of the Merger Agreement, even if it were prepared to pay a purchase price per share higher than the purchase price per share proposed to be paid in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement, including, in certain circumstances, after a valid termination of the Merger Agreement in accordance with the terms thereof.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course and, to the extent consistent therewith, use commercially reasonable efforts to preserve our relationships with suppliers, licensors, licensees and others having material business dealings with us. In addition, we are subject to a variety of specified restrictions. Unless we obtain Pfizer’s prior written consent (which consent may not be unreasonably withheld, delayed or conditioned), except as specifically required by the Merger Agreement or required by applicable law or as set forth in the confidential disclosure letter delivered by us to Pfizer, we may not, among other things and subject to certain exceptions, limitations and qualifications, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, repurchase our common stock, pay dividends, acquire certain assets or securities, sell or dispose of properties or assets, enter into material contracts or make certain capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows or the price of our common stock.

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

For example, shortly after we launched Oxbryta, the outbreak of the novel coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), evolved into a global pandemic that has significantly impacted people and entities throughout the world. In light of the COVID-19 pandemic, we temporarily suspended our field team from most in-person interactions, including visits to physician offices, clinics and hospitals as well as in-person meetings with payors. While we have continued to increase our face-to-face engagements in some settings following appropriate COVID-19 protocols, we are still utilizing digital and internet-based education and outreach to a greater extent than prior to the pandemic. The COVID-19 pandemic has also reduced our ability to engage with the medical and investor communities. These and other measures have impacted our ability to commercialize Oxbryta and may significantly impact our business in general, and we may continue to experience disruptions to our commercial efforts as well as other disruptions that could materially impact our business.

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

In light of the COVID-19 pandemic, we temporarily suspended our field team from most in-person interactions, including visits to physician offices, clinics and hospitals as well as in-person meetings with payors. While we have since increased our face-to-face engagements and are continuing to engage with healthcare professionals and payors through digital and internet-based education and outreach, the impact of utilizing less in-person interactions is unknown, although we believe this may have impacted new patient prescriptions for Oxbryta. We have continued to see significantly lower rates of weekly new patient prescriptions for Oxbryta compared to a peak in early March 2020, and we expect the rate of new patient prescriptions may remain lower, depending on the course of the pandemic.

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

We are a biopharmaceutical company with only one drug, Oxbryta, approved for marketing, and Oxbryta is currently approved for marketing only in two major markets, the United States and the EU. We also have a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing Oxbryta, and our current clinical development activities are focused on Oxbryta and our drug candidates. We are not profitable and have incurred losses in each year since our inception in February 2011 and the commencement of our principal operations in May 2012. Our net losses were $163.9 million and $144.5 million for the six months ended June 30, 2022, and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $1.453 billion. We only began to generate revenues with the December 2019 commercial launch of Oxbryta, and have financed our operations primarily through the sale of equity securities and through debt financing, including convertible debt. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. We anticipate these losses will increase as we:

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

Discovering, developing and commercializing biopharmaceutical products is expensive and time-consuming, and we expect our selling, general and administrative and research and development expenses to increase substantially in connection with our ongoing activities, particularly as we continue to commercialize Oxbryta and engage in research and development efforts for Oxbryta, inclacumab, GBT601 and other product candidates that we may identify and pursue in clinical trials. As of June 30, 2022, and December 31, 2021, we had working capital of $546.9 million and $714.0 million, respectively, and capital resources consisting of cash and cash equivalents and investments totaling $664.0 million and $734.8 million, respectively. We expect that our existing capital resources consisting of cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months without giving effect to our potential acquisition by Pfizer and assuming we remain a standalone entity. Because the outcome of commercialization, reimbursement and any clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual capital amounts necessary to successfully commercialize Oxbryta and complete our ongoing and planned additional development of activities for Oxbryta or any other product candidates.

Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements, particularly if the potential acquisition by Pfizer is not completed within the timeframe we currently expect. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize Oxbryta, inclacumab, GBT601 or any other product candidates that we may identify and pursue. Moreover, such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future funding requirements will depend on many factors, including, but not limited to:

•
the completion of the acquisition by Pfizer within the timeframe we currently expect;
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

As of June 30, 2022, our total indebtedness was $581.9 million, including $334.8 million of indebtedness outstanding under our 1.875% Convertible Senior Notes due 2028, or the 2028 Notes, and $247.1 million of indebtedness under our amended and restated loan agreement, or Term Loan, with funds managed by Pharmakon Advisors LP, which are BioPharma Credit PLC, as collateral agent, BPCR Limited Partnership, as a lender, and Biopharma Credit Investments V (Master) LP, as a lender. Subject to the limitations in the terms of our existing and future indebtedness, we may incur additional indebtedness, secure existing or future indebtedness or refinance our indebtedness. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance and our ability to generate sufficient cash flow from our operations, which are subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for research and development, working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for research and development, working capital, capital expenditures, expansion plans and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Additionally, if we are unable to generate sufficient cash flow to service our indebtedness and fund our operations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Recent increases in interest rates may increase our borrowing costs, including interest expenses and borrowing costs under our variable rate debt, and may also affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital and other adverse impacts on our business.

A portion of our outstanding debt bears interest at variable interest rates. To meet our liquidity needs, we have relied in part on borrowed funds, including our Term Loan, and may continue to do so in the future. Continued increases in interest rates will increase the cost of new indebtedness and the servicing our outstanding indebtedness, and could materially and adversely affect our results of operations, financial condition, liquidity and cash flows.

We have in the past relied in part on sales of our common stock through our at-the-market offering program, or ATM. Increased volatility and decreases in market prices of equity securities generally and of our common stock in particular may have an adverse impact on our willingness or ability to continue to sell shares of our common stock through our ATM. Decreases in these sales could affect the cost or availability of equity capital, which could in turn have an adverse effect on our business, including current operations, future growth, revenues, net income and the market prices of our common stock.

In August 2020, we commenced an at-the-market program, or ATM, to raise capital. Under our ATM, we have entered into a sales agreement to sell shares of our common stock, up to a maximum aggregate market value of $200 million, through one or more at-the-market offerings. Given the decrease in the market prices of our common stock and volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints.

Alternative financing arrangements, if we pursue any, could involve issuances of one or more types of securities, including common stock, preferred stock, convertible debt, warrants to acquire common stock or other securities. These securities could be issued at or below the then prevailing market price for our common stock. In addition, if we issue additional debt securities, the holders of the debt would have a claim to our assets that would be superior to the rights of stockholders until the principal, accrued and unpaid interest and any premium or make-whole has been paid. In addition, if we borrow funds and/or issue debt securities through a subsidiary, the lenders and/or holders of those debt securities would have a right to payment that would be effectively senior to our equity ownership in the subsidiary, which would adversely affect the rights of holders of both our equity securities and our debt securities.

Interest on any newly issued debt securities or newly incurred borrowings would increase our operating costs and reduce our net income, and these impacts may be material. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be materially and adversely affected. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could result in a material adverse effect on our business, operating results, financial condition and prospects.

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

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable foreign regulatory authorities such as the European Medicines Agency, or EMA, is lengthy and unpredictable and depends upon numerous factors. Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have obtained regulatory approval for Oxbryta only in three major markets: the United States, the EU and Great Britain. Under our distributorship arrangement in the GCC region, we have received regulatory approval in the United Arab Emirates, or UAE, and Oman, and our strategy includes seeking additional regulatory approvals for Oxbryta over time in other countries under such arrangement. It is possible that we will never obtain these or any other regulatory approvals for Oxbryta, inclacumab, GBT601 or any other product candidates we may seek to develop in the future.

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

We have concentrated our product research and development efforts on developing novel, mechanism-based therapeutics for the treatment of grievous blood-based disorders with significant unmet need, and our future success depends on the success of this therapeutic approach. The clinical trial requirements of the FDA and other comparable regulatory agencies and the criteria these regulators use to determine the safety and efficacy of any product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. To date, there are only four approved therapies for SCD, Oxbryta, crizanlizumab, hydroxyurea, and L-glutamine, and Oxbryta is the first approved therapy directed toward preventing the polymerization of hemoglobin molecules as a mechanism to reduce red blood cell sickling in SCD patients. As a result, the design and conduct of clinical trials for a therapeutic product candidate such as Oxbryta or GBT601 that targets this mechanism in SCD patients are subject to unknown risks, and we may experience setbacks with our ongoing or planned clinical trials of Oxbryta or GBT601 in SCD because of the limited clinical experience with its mechanism of action in these patients.

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

Before we are able to obtain marketing approval for Oxbryta in additional jurisdictions outside of the United States, foreign regulatory authorities may impose additional requirements, the scope of which are not fully known at this time.

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

The FDA approved Oxbryta for the treatment of SCD under the accelerated approval pathway under Subpart H, and approval under this accelerated pathway means that we are required to conduct at least one post-marketing confirmatory study sufficient to verify Oxbryta’s clinical benefit, which we intend to satisfy through our HOPE-KIDS 2 Study. With respect to Europe, the EC and, subsequently, the MHRA granted marketing authorization for Oxbryta for the treatment of hemolytic anemia due to SCD. In addition, Oxbryta has been approved in the UAE and Oman for the treatment of SCD in adults and children 12 years of age and older.

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

Although the FDA and the European Commission have each granted orphan drug designation for Oxbryta, inclacumab and GBT601 for the potential treatment of SCD, we may not receive orphan drug designation for any other product candidates for which we may submit new applications for orphan drug designation, and any orphan drug designations that we have received or may receive in the future may not confer marketing exclusivity or other expected commercial benefits.

Our business strategy focuses on the development of product candidates for the treatment of rare, chronic blood disorders that may be eligible for FDA or EU orphan drug designation. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. In 2015 and 2016, respectively, the FDA and the EC (acting on a positive recommendation by the EMA) each granted orphan drug designation for Oxbryta for the treatment of patients with SCD. In 2022, the FDA granted orphan drug designation for inclacumab and GBT601 for the treatment of patients with SCD.

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

We may apply for orphan drug designation for Oxbryta or our current or potential future drug candidates in new jurisdictions or for other indications, and applicable regulatory authorities may not grant us these additional designations. In addition, the exclusivity granted under any orphan drug designations that we have received from the FDA and the EMA, or may receive from any other regulatory authorities (if any), may not effectively protect Oxbryta or any product candidate we pursue from competition because different products can be approved for the same condition. For example, in the United States, even after an orphan drug is approved, the FDA can subsequently approve another product for the same condition if the FDA concludes that the later product is clinically superior, or the FDA can approve a competitor application for the same product for a different indication than the orphan drug designation. In addition, legislators or regulators may reevaluate and elect to modify orphan drug exclusivity laws or regulations in ways that could materially impact existing or future orphan drug designations. We do not know if, when, or how such authorities may change their orphan drug regulations and policies in the future, and it is uncertain how any changes may affect our business. Any inability to secure or maintain orphan drug designation or the exclusivity benefits of this designation would have an adverse impact on our ability to develop and commercialize our product candidates. In addition, even if any orphan drug designations we receive are maintained, we may be unable to realize significant commercial benefits from these regulatory exclusivities for Oxbryta or any other product candidate we pursue.

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

The COVID-19 pandemic has also reduced the ability to engage with the medical and investor communities, including due to the cancellation or reformatting of conferences. For example, in light of the COVID-19 pandemic, we temporarily suspended our field team from most in-person interactions, including visits to physician offices, clinics and hospitals as well as in-person meetings with payors. While we have since increased our face-to-face engagements and are continuing to engage with healthcare professionals and payors through digital and internet-based education and outreach, the impact of utilizing less in-person interactions is unknown, although we believe this may have impacted new patients prescriptions for Oxbryta. These and other measures may significantly impact our ability to commercialize Oxbryta, such as by continuing to limit new patient enrollments.

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

Furthermore, the COVID-19 pandemic has resulted in, and could continue to cause, interruptions or delays in the operations of the FDA and other domestic or foreign regulatory agencies, which could impact the conduct of our clinical trials, the ability to seek agency input on our regulatory strategies and potential filings or interactions with regulatory agencies that oversee our research, development and promotional activities. For example, the COVID-19 pandemic led the FDA to place some foreign and domestic inspections on hold. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections, and in July 2021, the FDA began the gradual transition into standard operational levels for domestic surveillance inspections. In November 2021, the FDA announced that it is developing a plan for resuming prioritized foreign inspections, including surveillance and application-related inspections, starting in February 2022. Ongoing travel restrictions and other uncertainties continue to impact oversight operations. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA identifies concerns about the adequacy of a facility or site or there is insufficient information currently available to make a determination on the acceptability of a facility or site and other deficiencies have been identified, the FDA has stated that it generally intends to issue a complete response letter with or without site-related deficiencies, respectively. Additionally, if there is insufficient information to make a determination on the acceptability of a facility and other deficiencies have not been identified, the FDA may defer action on the application until an inspection can be completed. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may also experience delays in their regulatory activities. The extent and impact of any such disruptions or delays are currently unpredictable.

Our and our vendors’ and collaborators’ research, preclinical development, and manufacturing operations also may be adversely impacted by the COVID-19 pandemic. We currently utilize third parties to, among other things, supply and manufacture raw materials, components, and Oxbryta and our product candidates, to ship Oxbryta and our product candidates and manufacturing materials, and to perform certain testing relating to Oxbryta and our product candidates, including clinical studies and stability testing. If we, or any third parties in our supply chain for materials which are used in either the manufacture of Oxbryta or our product candidates or the conduct of our research and development, are adversely impacted by restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted and our ability to manufacture and ship Oxbryta and our product candidates for commercial and research and development activities may be limited. In particular, since the beginning of the COVID-19 pandemic, the FDA has granted Emergency Use Authorization to several vaccines for COVID-19, and some of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the supply needed to support the commercialization of Oxbryta or the development of our product candidates.

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
•
trading volume of our common stock
•
general economic, industry and market conditions, including inflationary pressures; and
•
the other risks described in this “Risk Factors” section.

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
•
whether Oxbryta or any of our product candidates are subject to any compliance-related challenges or sanctions, or any intellectual-property related challenges; and
•
the changing and volatile U.S., European and global economic environments, including economic volatility as a result of the COVID-19 pandemic, political instability, acts of war or inflationary pressures

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated financial guidance we may provide.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or upon the conversion of the 2028 Notes, would result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In August 2020, we filed a registration statement on Form S-3 relating to the registration of our common stock, preferred stock, debt securities, warrants and units or any combination thereof. Concurrently with the filing of such registration statement, we entered into an "at-the-market" offering program, or ATM, which provides for the offering, issuance and sale by us of up shares of our common stock from time to time for aggregate gross proceeds of up to $200.0 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act of 1933, as amended. For the period ended June 30, 2022, we have sold and issued 2,065,358 shares of common stock pursuant to the ATM, with total gross proceeds of $50.0 million before deducting underwriting discounts, commissions, and other offering expenses payable by us of $1.5 million. Any additional sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our Amended and Restated 2015 Stock Option and Incentive Plan, or 2015 Plan. The number of shares available for future grant under the 2015 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. In addition, our Amended and Restated 2017 Inducement Plan, or the 2017 Inducement Plan, enables us and our subsidiaries to grant non-qualified stock options and other equity-based awards to induce employees who are not currently employed by us or our subsidiaries to accept employment with us or our subsidiaries. As of June 30, 2022, there were 2,329,397 shares reserved under the 2017 Inducement Plan (subject to adjustment for reorganization, recapitalization, stock dividend, stock split, or similar changes in our capital stock) for issuance to new employees entering into employment with us. We have also reserved shares of common stock for issuance pursuant to our Amended and Restated 2015 Employee Stock Purchase Plan, or 2015 ESPP, which number of shares will automatically increase each year on January 1, from January 1, 2016 to January 1, 2025, by the lesser of 3,000,000 shares of common stock, (ii) 1% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, or (iii) such lesser number of shares as determined by the administrator of our 2015 ESPP. Currently, we plan to register any increase in the number of shares available for issuance under the 2015 Plan, the 2017 Inducement Plan, and the 2015 ESPP promptly following the effectiveness of any such increase. If our board of directors elects to increase the number of shares available for future grant under the 2015 Plan, the 2017 Inducement Plan or the 2015 ESPP, our stockholders may experience additional dilution, and our stock price may fall.

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

Our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 46.2% of our outstanding common stock as of June 30, 2022, based on the latest publicly available information. These stockholders have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

In addition, certain events, such as the recent conflict between Russia and Ukraine, have caused, and may cause or contribute to global financial instability or crises, which have triggered and may in the future lead to extreme volatility and disruptions in the capital and credit markets. Unfavorable worldwide economic and market conditions could create uncertainty surrounding our business, including affecting our existing relationships with third parties that conduct some of our nonclinical studies and clinical trials and our ability to enter into new relationships with vendors and other third-party contractors, which could have an adverse effect on our business, financial results and operations. The measures could also adversely affect our ability to raise additional capital, potentially disrupt the markets in which we currently conduct and plan to conduct operations and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, changes in, and legal uncertainty with regard to, national and international laws and regulations may present difficulties for our clinical and regulatory strategy.

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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

3.1	Restated Certificate of Incorporation	S-1/A	7/31/2015	3.2

3.2	Amended and Restated Bylaws	S-1/A	7/31/2015	3.4

4.1	Specimen Common Stock Certificate	S-1/A	7/31/2015	4.1

10.1+	Amendment No. 1 to License Agreement by and between the Registrant and Sanofi, dated April 15, 2022	—	—	—	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	X

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

Global Blood Therapeutics, Inc.

Date: August 8, 2022	By:	/s/Ted W. Love, M.D.
Ted W. Love, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	By:	/s/Jeffrey Farrow
Jeffrey Farrow Chief Financial Officer (Principal Financial Officer)